Form 10-Q
period 2014-03-31
Investors Bancorp, Inc.
filed 2014-05-12
CIK 1594012

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
Commission file number: 001-36441

Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4702118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 JFK Parkway, Short Hills, New Jersey	07078
(Address of Principal Executive Offices)	Zip Code
(973) 924-5100
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 7, 2014, the registrant had 358,201,777 shares of common stock, par value $0.01 per share, issued and outstanding, following completion of the conversion of Investors Bancorp, MHC, and related stock offering.

INVESTORS BANCORP, INC.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and cash equivalents	$235,840	250,689
Securities available-for-sale, at estimated fair value	753,129	785,032
Securities held-to-maturity, net (estimated fair value of $1,156,170 and $839,064 at March 31, 2014 and December 31, 2013, respectively)	1,130,248	831,819
Loans receivable, net	13,392,754	12,882,544
Loans held-for-sale	31,026	8,273
Stock in the Federal Home Loan Bank	178,686	178,126
Accrued interest receivable	51,664	47,448
Other real estate owned	8,607	8,516
Office properties and equipment, net	145,526	138,105
Net deferred tax asset	210,709	216,206
Bank owned life insurance	161,546	152,788
Goodwill and Intangible assets	109,889	109,129
Other assets	16,685	14,395
Total assets	$16,426,309	15,623,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$11,391,228	10,718,811
Borrowed funds	3,372,780	3,367,274
Advance payments by borrowers for taxes and insurance	81,320	67,154
Other liabilities	185,224	135,504
Total liabilities	15,030,552	14,288,743
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 368,986,767 and 367,041,688 issued; 356,132,153 and 353,046,057 outstanding at March 31, 2014 and December 31, 2013, respectively	603	596
Additional paid-in capital	749,042	721,689
Retained earnings	762,266	734,563
Treasury stock, at cost; 12,854,614 and 13,995,632 shares at March 31, 2014 and December 31, 2013, respectively	(64,370)	(67,046)
Unallocated common stock held by the employee stock ownership plan	(29,424)	(29,779)
Accumulated other comprehensive loss	(22,360)	(25,696)
Total stockholders’ equity	1,395,757	1,334,327
Total liabilities and stockholders’ equity	$16,426,309	15,623,070

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$145,970	119,860
Securities:
Equity	44	4
Government-sponsored enterprise obligations	12	1
Mortgage-backed securities	9,113	6,577
Municipal bonds and other debt	1,240	1,532
Other Investments	14	—
Interest-bearing deposits	35	10
Federal Home Loan Bank stock	2,197	1,450
Total interest and dividend income	158,625	129,434
Interest expense:
Deposits	14,372	12,688
Borrowed Funds	15,063	14,705
Total interest expense	29,435	27,393
Net interest income	129,190	102,041
Provision for loan losses	9,000	13,750
Net interest income after provision for loan losses	120,190	88,291
Non-interest income:
Fees and service charges	4,832	4,401
Income on bank owned life insurance	931	757
Gain on loan transactions, net	1,646	3,074
Gain on securities transactions	531	684
Gain (loss) on sale of other real estate owned, net	131	(70)
Other income	3,871	1,243
Total non-interest income	11,942	10,089
Non-interest expense:
Compensation and fringe benefits	39,816	29,824
Advertising and promotional expense	2,569	1,814
Office occupancy and equipment expense	12,751	9,229
Federal deposit insurance premiums	4,800	3,650
Stationery, printing, supplies and telephone	1,213	587
Professional fees	3,790	2,732
Data processing service fees	6,164	3,656
Other operating expenses	6,095	4,632
Total non-interest expenses	77,198	56,124
Income before income tax expense	54,934	42,256
Income tax expense	20,516	15,089
Net income	$34,418	27,167
Basic and diluted earnings per share	$0.10	0.10
Weighted average shares outstanding
Basic	343,943,811	274,124,936
Diluted	348,116,488	277,109,479

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$34,418	27,167
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	109	141
Unrealized gain (loss) on securities available-for-sale	2,730	(2,043)
Accretion of loss on securities reclassified to held to maturity	433	—
Reclassification adjustment for security (gains) included in net income	(134)	(405)
Other-than-temporary impairment accretion on debt securities	198	195
Total other comprehensive income (loss)	3,336	(2,112)
Total comprehensive income	$37,754	25,055

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)

Balance at December 31, 2012	$532	533,858	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	27,167	—	—	—	27,167
Other comprehensive loss, net of tax	—	—	—	—	—	(2,112)	(2,112)
Purchase of treasury stock (195,491 shares)	—	—	—	(1,376)	—	—	(1,376)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	830	—	—	—	—	830
Net tax benefit from stock-based compensation	—	336	—	—	—	—	336
Cash dividend declared	—	—	(5,596)	—	—	—	(5,596)
ESOP shares allocated or committed to be released	—	287	—	—	355	—	642
Balance at March 31, 2013	$532	535,256	666,507	(75,026)	(30,842)	(9,719)	1,086,708

Balance at December 31, 2013	$596	721,689	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	34,418	—	—	—	34,418
Other comprehensive income, net of tax	—	—	—	—	—	3,336	3,336
Common stock issued to finance acquisition (1,945,079 shares)	7	21,992	—	—	—	—	21,999
Purchase of treasury stock (193,499 shares)	—	—	—	(1,933)	—	—	(1,933)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	758	—	—	—	—	758
Net tax benefit from stock-based compensation	—	1,096	—	—	—	—	1,096
Option exercise	—	3,325	—	4,477	—	—	7,802
Cash dividend paid	—	—	(6,973)	—	—	—	(6,973)
ESOP shares allocated or committed to be released	—	572	—	—	355	—	927
Balance at March 31, 2014	$603	749,042	762,266	(64,370)	(29,424)	(22,360)	1,395,757

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$34,418	27,167
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,685	1,472
Amortization of premiums and accretion of discounts on securities, net	1,721	3,155
Amortization of premiums and accretion of fees and costs on loans, net	4,192	2,307
Amortization of intangible assets	971	548
Provision for loan losses	9,000	13,750
Depreciation and amortization of office properties and equipment	2,716	1,936
Gain on securities, net	(531)	(684)
Mortgage loans originated for sale	(25,951)	(141,568)
Proceeds from mortgage loan sales	29,419	156,799
Gain on sales of mortgage loans, net	(184)	(3,074)
(Gain) loss on sale of other real estate owned	(131)	70
Gain on bargain purchase	(1,482)	—
Income on bank owned life insurance	(931)	(757)
(Increase) decrease in accrued interest receivable	(3,497)	1,041
Deferred tax benefit	10,159	(533)
(Increase) decrease in other assets	(2,276)	1,340
Increase (decrease) in other liabilities	47,396	(8,647)
Total adjustments	72,276	27,155
Net cash provided by operating activities	106,694	54,322
Cash flows from investing activities:
Purchases of loans receivable	(101,676)	(202,922)
Net originations of loans receivable	(253,159)	13,024
Proceeds from sale of loans held for investment	1,462	14,093
Gain on disposition of loans held for investment	(1,462)	—
Net proceeds from sale of foreclosed real estate	902	3,036
Purchases of mortgage-backed securities held to maturity	(331,150)	—
Purchases of debt securities held-to-maturity	—	(328)
Purchases of mortgage-backed securities available-for-sale	—	(191,193)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	25,586	16,955
Proceeds from paydowns/maturities on debt securities held-to-maturity	7,848	6,359
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	30,993	100,348
Proceeds from sales of mortgage-backed securities available-for-sale	37,682	55,971

Proceeds from sales of US Government and Agency Obligations available-for-sale	3,000	—
Proceeds from sale of other investment securities	13,641	—
Redemption of equity securities available-for-sale	164	—
Proceeds from redemptions of Federal Home Loan Bank stock	44,155	31,780
Purchases of Federal Home Loan Bank stock	(44,251)	(31,191)
Purchases of office properties and equipment	(5,847)	(6,187)
Death benefit proceeds from bank owned life insurance	1,188	—
Cash received, net of cash consideration paid for acquisitions	17,917	—
Net cash used in investing activities	(553,007)	(190,255)
Cash flows from financing activities:
Net increase in deposits	417,745	5,459
Repayments of funds borrowed under other repurchase agreements	—	(55,000)
Net increase in other borrowings	321	141,487
Net increase in advance payments by borrowers for taxes and insurance	13,406	15,199
Dividends paid	(6,973)	(5,596)
Exercise of stock options	7,802	—
Purchase of treasury stock	(1,933)	(1,376)
Net tax benefit from stock-based compensation	1,096	336
Net cash provided by financing activities	431,464	100,509
Net decrease in cash and cash equivalents	(14,849)	(35,424)
Cash and cash equivalents at beginning of period	250,689	155,153
Cash and cash equivalents at end of period	$235,840	119,729
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	314	2,638
Cash paid during the year for:
Interest	28,602	26,565
Income taxes	1,435	6,280
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	50,347	—
Loans	195,062	—
Goodwill and other intangible assets, net	1,853	—
Other assets	21,343	—
Total non-cash assets acquired	268,605	—
Liabilities assumed:
Deposits	254,672	—
Borrowings	5,185	—
Other liabilities	3,184	—
Total liabilities assumed	263,041	—
Common stock issued for acquisitions	7,627	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.Basis of Presentation
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC. Old Investors Bancorp was the former holding company for Investors Bank. Prior to completion of the second step conversion, approximately 62% of the shares of common stock of Old Investors Bancorp was owned by Investors Bancorp, MHC. In conjunction with the second step conversion of Investors Bancorp, MHC, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor. The second step conversion was completed May 7, 2014. The Company sold a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering, and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,621,083 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company. The net assets of Investors Bancorp, MHC will be reflected as an increase to shareholders' equity in the second quarter of 2014. Also as the result of the completion of the second step conversion, outstanding shares of restricted stock vested. As a result of the second step conversion and related offering, the exchange, the contribution of shares to the Foundation, and the accelerated vesting of restricted stock shares, as of May 7, 2014, the Company had 358,201,777 shares outstanding.

As a result of the conversion, all share information has been revised to reflect the 2.55- to- one exchange ratio. Financial information presented in this Form 10-Q is derived from the consolidated financial statements of Old Investors Bancorp and subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the consolidated financial statements included in the Company’s December 31, 2013 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.Business Combinations
On January 10, 2014, the Company completed its acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank, ("Gateway") which operated 4 branches in Gloucester County, New Jersey. After the purchase accounting adjustments, the Company added $254.7 million in customer deposits and acquired $195.1 million in loans. This transaction generated $1.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The acquisition resulted in a bargain purchase gain of $1.5 million, net of tax. In conjunction with the acquisition, the Company issued 1,945,079 shares to Investors Bancorp, MHC which was determined using the converted closing average twenty day stock price of Investors Bancorp's common stock. Gateway was merged into the Bank as of the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Gateway Financial, net of cash consideration paid:

At January 10, 2014
(In millions)
Cash and cash equivalents, net	$17.9
Securities available-for-sale	50.3
Securities held to maturity	—
Loans receivable	195.1
Accrued interest receivable	0.7
Other real estate owned	0.4
Office properties and equipment, net	4.3
Goodwill	—
Intangible assets	1.9
Other assets	15.9
Total assets acquired	286.5
Deposits	(254.7)
Borrowed funds	(5.2)
Other liabilities	(3.1)
Total liabilities assumed	$(263.0)
Net assets acquired	$23.5
The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
On December 6, 2013, the Company completed the acquisition of Roma Financial Corporation ("Roma Financial") which operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey. After the purchase accounting adjustments, the Company added $1.34 billion in customer deposits and acquired $991.0 million in loans. This transaction generated $8.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. In connection with the acquisition, the

Company issued 66,089,974 shares of its common stock, of which 16,255,845 shares went to Roma's public stockholders and 49,834,130 shares were issued to Investors Bancorp MHC. The purchase price for Roma Financial was determined using the exchange ratio of 0.8653 stated in the merger agreement and the closing stock price on December 6, 2013 of Investors Bancorp's common shares issued to and held by Investors Bancorp. The value assigned to the Roma MHC are based on the exchange ratio of 0.8653 and the difference of the appraised value of the Roma Financial Corporation franchise less the value given to the public stockholders.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Roma, net of cash consideration paid:

At December 6, 2013
(In millions)
Cash and cash equivalents, net	$118.2
Securities available-for-sale	382.0
Securities held to maturity	13.6
Loans receivable	991.0
Accrued interest receivable	3.8
Other real estate owned	5.3
Office properties and equipment, net	30.7
Goodwill	0.3
Intangible assets	9.5
Other assets	78.5
Total assets acquired	1,632.9
Deposits	(1,341.2)
Borrowed funds	(92.1)
Other liabilities	(20.5)
Total liabilities assumed	$(1,453.8)
Net assets acquired	$179.1
The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Gateway and Roma Financial acquisitions:
Securities.The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 inputs. The prices for these instruments are based upon sales of the securities shortly after the acquisition date.  Investment securities classified as Held to Maturity were valued using a combination of Level 1and Level 2 inputs.  The Company reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.
Loans. The acquired loan portfolio was valued based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  Level 3 was utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values.  In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value.  Specifically, the Company utilized three separate fair value analyses we believe a market participant might employ in estimating the entire fair value adjustment required under ASC 820-10.  The three separate fair valuation methodologies used are: 1) interest rate loan fair value analysis, 2) general credit fair value adjustment and 3) specific credit fair value adjustment.
To prepare the interest rate fair value analysis, loans were assembled into groupings by characteristics such as loan type, term, collateral and rate.  Market rates for similar loans were obtained from various external data sources and reviewed by Company

Management for reasonableness.  The average of these rates was used as the fair value interest rate a market participant would utilize.  A present value approach was utilized to calculate the interest rate fair value adjustment.
The general credit fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors.  The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired banks and peer banks.  The adjustment related to qualitative factors was impacted by general economic conditions, the risk related to lack of familiarity with the originator's underwriting process.
To calculate the specific credit fair value adjustment the Company reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan as defined by ASC 310-30.  Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows.  The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount.  The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
Deposits / Core Deposit Premium.Core deposit premium represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition.  The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and is valued utilizing Level 1 inputs.
Certificates of deposit (time deposits) are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition.  The fair value of certificates of deposits represents the present value of the certificates' expected contractual payments discounted by market rates for similar CD's and is valued utilizing Level 2 inputs.
Borrowed Funds.The present value approach was used to determine the fair value of the borrowed funds acquired during 2014 and 2013.  The fair value of the liability represents the present value of the expected payments using the current rate of a replacement borrowing of the same type and remaining term to maturity and is valued utilizing Level 2 inputs.

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$34,418			$27,167
Basic earnings per share:
Income available to common stockholders	$34,418	343,943,811	$0.10	$27,167	274,124,936	$0.10
Effect of dilutive common stock equivalents (1)	—	4,172,677		—	2,984,543
Diluted earnings per share:
Income available to common stockholders	$34,418	348,116,488	$0.10	$27,167	277,109,479	$0.10
(1) For the three months ended March 31, 2014 and 2013, there were 651,321 and 25,500 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At March 31, 2014
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$7,014	1,436	—	8,450
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	347,771	4,628	2,441	349,958
Federal National Mortgage Association	391,384	5,365	2,188	394,561
Government National Mortgage Association	160	—	—	160
Total mortgage-backed securities available-for-sale	739,315	9,993	4,629	744,679
Total available-for-sale securities	$746,329	11,429	4,629	753,129

	At March 31, 2014
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,504	—	4,504	1	10	4,495
Municipal bonds	7,151	—	7,151	668	—	7,819
Corporate and other debt securities	56,717	(26,056)	30,661	30,570	470	60,761
Total debt securities held-to-maturity	68,372	(26,056)	42,316	31,239	480	73,075
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	396,730	(4,901)	391,829	2,008	4,233	389,604
Federal National Mortgage Association	668,759	(4,940)	663,819	3,649	6,078	661,390
Government National Mortgage Association	31,959	—	31,959	—	183	31,776
Federal housing authorities	325	—	325	—	—	325
Total mortgage-backed securities held-to-maturity	1,097,773	(9,841)	1,087,932	5,657	10,494	1,083,095
Total held-to-maturity securities	$1,166,145	(35,897)	1,130,248	36,896	10,974	1,156,170
(1) Net unrealized losses of held-to-maturity for corporate and other debt securities represent the other than temporary charge related to other non credit factors on corporate and other debt securities and is amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value which is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

	At December 31, 2013
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$7,148	1,315	19	8,444
Debt securities:
Government-sponsored enterprises	3,004	—	—	3,004
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	362,876	4,055	3,843	363,088
Federal National Mortgage Association	408,794	4,620	3,855	409,559
Government National Mortgage Association	267	—	—	267
Total mortgage-backed securities available-for-sale	771,937	8,675	7,698	772,914
Total available-for-sale securities	$782,759	9,990	7,717	785,032

	At December 31, 2013
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,542	—	4,542	—	18	4,524
Municipal bonds	14,992	—	14,992	487	—	15,479
Corporate and other debt securities	56,072	(26,391)	29,681	20,315	1,392	48,604
Total debt securities held-to-maturity	75,606	(26,391)	49,215	20,802	1,410	68,607
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	308,890	(5,273)	303,617	1,901	7,646	297,872
Federal National Mortgage Association	483,916	(5,300)	478,616	3,001	9,403	472,214
Federal housing authorities	371	—	371	—	—	371
Total mortgage-backed securities held-to-maturity	793,177	(10,573)	782,604	4,902	17,049	770,457
Total held-to-maturity securities	$868,783	(36,964)	831,819	25,704	18,459	839,064
(1) Net unrealized losses of held-to-maturity for corporate and other debt securities represent the other than temporary charge related to other non credit factors on corporate and other debt securities and is amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value which is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$68,306	1,857	22,098	584	90,404	2,441
Federal National Mortgage Association	105,302	1,498	19,995	690	125,297	2,188
Total mortgage-backed securities available-for-sale	173,608	3,355	42,093	1,274	215,701	4,629
Total available-for-sale	$173,608	3,355	42,093	1,274	215,701	4,629
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,381	10	—	—	4,381	10
Corporate and other debt securities	45	470	—	—	45	470
Total debt securities held-to-maturity	4,426	480	—	—	4,426	480
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	265,101	2,952	45,819	1,281	310,920	4,233
Federal National Mortgage Association	454,541	5,851	7,166	227	461,707	6,078
Government National Mortgage Association	31,775	183	—	—	31,775	183
Total mortgage-backed securities held-to-maturity	751,417	8,986	52,985	1,508	804,402	10,494
Total held-to-maturity	$755,843	9,466	52,985	1,508	808,828	10,974
Total	$929,451	12,821	95,078	2,782	1,024,529	15,603

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity securities	$506	19	—	—	506	19
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	164,306	3,843	—	—	164,306	3,843
Federal National Mortgage Association	210,493	3,855	—	—	210,493	3,855
Total mortgage-backed securities available-for-sale	374,799	7,698	—	—	374,799	7,698
Total available-for-sale	$375,305	7,717	—	—	375,305	7,717
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,524	18	—	—	4,524	18
Corporate and other debt securities	2,391	645	376	747	2,767	1,392
Total debt securities held-to-maturity	6,915	663	376	747	7,291	1,410
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	245,491	6,989	20,871	657	266,362	7,646
Federal National Mortgage Association	390,750	9,147	4,454	256	395,204	9,403
Total mortgage-backed securities held-to-maturity	636,241	16,136	25,325	913	661,566	17,049
Total held-to-maturity	$643,156	16,799	25,701	1,660	668,857	18,459
Total	$1,018,461	24,516	25,701	1,660	1,044,162	26,176
The majority of the gross unrealized losses relate to our mortgage-backed-security portfolio which are guaranteed by Government Sponsored Enterprises. These securities have been negatively impacted by the recent increase in long-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value of has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 34 pooled trust preferred securities (“TruPS”), principally issued by banks. At March 31, 2014, the amortized cost and estimated fair values of the trust preferred portfolio was $30.7 million and $60.8 million, respectively with 1 security in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of March 31, 2014 excluding one trust preferred security which the Company recorded net other-than-temporary impairment charge for the period ended December 31, 2013. At March 31, 2014 the security had a fair value of $53,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$304.5	$463.5	$158.9	30	11.8%	9.1%	—%	Ca / C
Alesco PF III	B1	739.7	1,546.0	806.3	32	10.6%	8.7%	—%	Ca / C
Alesco PF III	B2	296.0	618.4	322.4	32	10.6%	8.7%	—%	Ca / C
Alesco PF IV	B1	369.9	671.8	301.9	38	1.2%	10.6%	—%	C / C
Alesco PF VI	C2	640.7	1,659.7	1,019.0	45	7.5%	11.9%	—%	Ca / C
MM Comm III	B	128.5	3,203.7	3,075.1	5	30.0%	9.4%	12.8%	Ba1 / BB
MMCaps XVII	C1	1,525.3	2,008.3	483.0	32	13.0%	12.5%	—%	Ca / C
MMCaps XIX	C	515.4	45.0	(470.4)	32	25.4%	13.8%	—%	C / C
Tpref I	B	1,466.2	1,597.8	131.6	8	49.2%	9.3%	—%	Ca / WD
Tpref II	B	3,943.8	5,186.7	1,242.9	17	33.4%	13.1%	—%	Caa3 / C
US Cap I	B2	864.0	1,936.2	1,072.1	30	10.5%	8.6%	—%	Caa1 / C
US Cap I	B1	2,573.6	5,808.6	3,235.0	30	10.5%	8.6%	—%	Caa1 / C
US Cap II	B1	1,340.0	3,006.0	1,666.0	36	12.9%	9.6%	—%	Caa1 / C
US Cap III	B1	1,749.4	2,543.9	794.5	29	16.0%	11.6%	—%	Ca / C
Trapeza XII	C1	1,659.1	2,795.7	1,136.6	34	23.8%	11.8%	—%	C / C
Trapeza XIII	C1	1,774.5	3,347.0	1,572.5	45	18.4%	13.2%	—%	Ca / C
Pretsl XXIII	A1	547.7	1,508.8	961.0	69	19.5%	13.4%	31.4%	A1 / A
Pretsl XXIV	A1	1,936.9	4,517.4	2,580.5	61	26.0%	15.7%	24.8%	A3 / BBB
Pretsl IV	Mez	142.8	216.1	73.3	6	18.0%	8.0%	19.0%	B1 / B
Pretsl V	Mez	16.5	16.6	0.2	—	65.5%	—%	—%	C / WD
Pretsl VII	Mez	315.4	1,711.5	1,396.2	11	47.8%	13.2%	—%	Ca / C
Pretsl XV	B1	949.9	2,138.6	1,188.7	56	18.0%	12.1%	—%	C / C
Pretsl XVII	C	672.9	1,440.2	767.3	37	19.0%	16.3%	—%	C / CC
Pretsl XVIII	C	1,529.1	2,639.6	1,100.5	57	21.3%	10.0%	—%	Ca / C
Pretsl XIX	C	664.8	1,081.2	416.5	51	15.2%	12.1%	—%	C / C
Pretsl XX	C	359.4	583.2	223.7	46	18.6%	16.3%	—%	C / C
Pretsl XXI	C1	824.6	2,798.6	1,974.0	53	19.0%	12.4%	—%	C / C
Pretsl XXIII	A-FP	675.7	2,124.5	1,448.8	94	21.1%	11.4%	18.3%	A1 / BBB
Pretsl XXIV	C1	644.9	679.5	34.6	61	26.0%	15.7%	—%	C / C
Pretsl XXV	C1	391.5	835.7	444.2	51	25.7%	12.1%	—%	C / C
Pretsl XXVI	C1	467.9	940.5	472.6	51	25.2%	13.6%	—%	C / C
Pref Pretsl IX	B2	405.3	695.3	290.0	30	23.3%	10.5%	—%	Caa1 / C
Pretsl X	C2	224.8	342.6	117.8	32	31.6%	11.9%	—%	Caa3 / C
		$30,660.7	$60,708.2	$30,037.3

(1)	At March 31, 2014, assumed recoveries for current deferrals and defaulted issuers ranged from 1.2% to 65.5%.

(2)	At March 31, 2014, assumed recoveries for expected deferrals and defaulted issuers ranged from 8.0% to 25.9%.

(3)
Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to pay off a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years; with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity, are shown below.

	March 31, 2014
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$1,866	1,873
Due after one year through five years	4,784	4,775
Due after five years through ten years	—	—
Due after ten years	35,666	66,427
Total	$42,316	73,075
Other-Than-Temporary Impairment (“OTTI”)
We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At March 31, 2014, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognized any additional OTTI charges for the period ended March 31, 2014. At March 31, 2014, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $26.1 million ($15.4 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance of credit related OTTI, beginning of period	$112,235	114,514
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(860)	(814)
Balance of credit related OTTI, end of period	$111,375	113,700

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions in two components based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. For the three months ended March 31, 2014, the Company sold from its available-for-sale securities, one trust preferred security which was reclassified to available-for-sale due to the Company's evaluation of the Volcker Rule in December 2013. Proceeds from the sale of that security were $911,000, which resulted in gross realized gains of $470,000. For the three months ended March 31, 2014 the Company recognized $11,000 of net gains on capital distributions of equity securities as well as a gain of $50,000 on a TruP security which was entirely liquidated as of December 31, 2013.
For the three months ended March 31, 2013, proceeds from sales of securities from available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 gross realized losses. For the three months ended March 31, 2013 there were no sales of securities from held-to-maturity portfolio.

5.	Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2014 was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Residential mortgage loans	$5,886,168	5,692,810
Multi-family loans	4,163,725	3,985,517
Commercial real estate loans	2,608,656	2,485,937
Construction loans	184,318	194,542
Consumer and other loans	442,917	403,929
Commercial and industrial loans	277,151	265,836
Total loans excluding PCI loans	13,562,935	13,028,571
PCI loans	21,918	36,047
Net unamortized premiums and deferred loan costs (1)	(11,393)	(8,146)
Allowance for loan losses	(180,706)	(173,928)
Net loans	$13,392,754	12,882,544
(1) Included in unamortized premiums and deferred loan costs are accretable purchase accounting adjustments in connection with loans acquired.

Purchased Credit-Impaired Loans
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. In conjunction with the Gateway Financial acquisition loans totaling $2.9 million were deemed to be PCI at January 10, 2014. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Gateway Financial acquisition as of January 10, 2014:

January 10, 2014
(In thousands)
Contractually required principal and interest	$4,172
Contractual cash flows not expected to be collected (non-accretable difference)	(1,024)
Expected cash flows to be collected	3,148
Interest component of expected cash flows (accretable yield)	(216)
Fair value of acquired loans	$2,932

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Roma Financial acquisition as of December 6, 2013:

December 6, 2013
(In thousands)
Contractually required principal and interest	$46,231
Contractual cash flows not expected to be collected (non-accretable difference)	(16,441)
Expected cash flows to be collected	29,790
Interest component of expected cash flows (accretable yield)	(3,425)
Fair value of acquired loans	$26,365

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$4,154	1,457
Acquisitions	216	—
Accretion (1)	(2,692)	(114)
Net reclassification from non-accretable difference	—	—
Balance, end of period	$1,678	1,343
(1) Includes the impact of PCI loans transferred to held for sale at lower of cost or market as of March 31, 2014.

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of the period	$173,928	142,172
Loans charged off	(3,096)	(6,867)
Recoveries	874	584
Net charge-offs	(2,222)	(6,283)
Provision for loan losses	9,000	13,750
Balance at end of the period	$180,706	149,639
The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. No allowance has been provided for the loans acquired as the loans were marked to fair value on the date of acquisition and there has been no subsequent credit deterioration.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
On a quarterly basis, management’s Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.
The allowance contains reserves identified as unallocated to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include the evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.

The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting Department. A summary of loan loss allowances and the methodology employed to determine such allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real estate property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and declines in the real estate market.
Management believes the potential risk for outdated appraisals for impaired and other non-performing loans has been mitigated due to the fact that the loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.
Our allowance for loan losses reflects probable losses considering, among other things, the continued adverse economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Residential Mortgage Loans	Multi- Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928
Charge-offs	(1,420)	(223)	(998)	(256)	(179)	(20)	—	(3,096)
Recoveries	553	153	12	143	13	—	—	874
Provision	1,586	2,556	2,578	(408)	300	242	2,146	9,000
Ending balance-March 31, 2014	$52,479	44,589	48,249	8,426	9,407	2,383	15,173	180,706

Individually evaluated for impairment	$1,950	—	—	—	—	—	—	1,950
Collectively evaluated for impairment	50,529	44,589	48,249	8,426	9,407	2,383	15,173	178,756
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2014	$52,479	44,589	48,249	8,426	9,407	2,383	15,173	180,706

Loans:
Individually evaluated for impairment	$23,132	9,267	10,342	16,045	1,597	—	—	60,383
Collectively evaluated for impairment	5,863,037	4,154,458	2,598,314	168,273	275,553	442,917	—	13,502,552
Loans acquired with deteriorated credit quality	6,276	642	10,994	3,434	56	516	—	21,918
Balance at March 31, 2014	$5,892,445	4,164,367	2,619,650	187,752	277,206	443,433	—	13,584,853

	December 31, 2013
	Residential Mortgage Loans	Multi- Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(15,508)	(1,266)	(1,101)	(3,424)	(516)	(795)	—	(22,610)
Recoveries	2,528	219	65	315	604	135	—	3,866
Provision	19,371	13,297	14,346	(4,006)	5,091	735	1,666	50,500
Ending balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Individually evaluated for impairment	$2,066	—	—	—	—	—	—	2,066
Collectively evaluated for impairment	49,694	42,103	46,657	8,947	9,273	2,161	13,027	171,862
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Loans:
Individually evaluated for impairment	$20,987	15,313	11,713	17,037	1,612	—	—	66,662
Collectively evaluated for impairment	5,671,823	3,970,204	2,474,224	177,505	264,224	403,929	—	12,961,909
Loans acquired with deteriorated credit quality	5,541	691	19,390	7,719	2,586	120	—	36,047
Balance at December 31, 2013	$5,698,351	3,986,208	2,505,327	202,261	268,422	404,049	—	13,064,618
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans the Company analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
Pass - “Pass” assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Special Mention - A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential loans delinquent 30-89 days are considered special mention.
Substandard - A “Substandard” asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential loans delinquent 90 days or greater are considered substandard.
Doubtful - An asset classified “Doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
Loss - An asset or portion thereof, classified “Loss” is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.
The following tables present the risk category of loans as of March 31, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,775,177	22,262	88,729	—	—	5,886,168
Multi-family	4,116,651	36,661	10,413	—	—	4,163,725
Commercial real estate	2,516,638	24,586	67,432	—	—	2,608,656
Construction	159,649	7,870	16,799	—	—	184,318
Commercial and industrial	264,145	2,586	10,420	—	—	277,151
Consumer and Other	438,066	1,857	2,994	—	—	442,917
Total	$13,270,326	95,822	196,787	—	—	13,562,935
Need to tag consumer and other

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,584,728	23,252	84,830	—	—	5,692,810
Multi-family	3,919,808	49,199	16,510	—	—	3,985,517
Commercial real estate	2,389,086	23,739	73,112	—	—	2,485,937
Construction	158,576	7,847	28,119	—	—	194,542
Commercial and industrial	247,983	7,540	10,313	—	—	265,836
Consumer and Other	400,890	1,065	1,974	—	—	403,929
Total	$12,701,071	112,642	214,858	—	—	13,028,571

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	March 31, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$16,514	7,592	75,485	99,591	5,786,577	5,886,168
Multi-family	13,036	—	432	13,468	4,150,257	4,163,725
Commercial real estate	9,972	1,015	2,895	13,882	2,594,774	2,608,656
Construction	14	—	13,014	13,028	171,290	184,318
Commercial and industrial	4,419	973	1,947	7,339	269,812	277,151
Consumer and other	1,617	458	2,994	5,069	437,848	442,917
Total	$45,572	10,038	96,767	152,377	13,410,558	13,562,935

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$17,779	7,358	66,079	91,216	5,601,594	5,692,810
Multi-family	1,408	218	3,588	5,214	3,980,303	3,985,517
Commercial real estate	16,380	10,247	2,091	28,718	2,457,219	2,485,937
Construction	302	527	16,181	17,010	177,532	194,542
Commercial and industrial	5,871	287	775	6,933	258,903	265,836
Consumer and other	897	168	1,973	3,038	400,891	403,929
Total	$42,637	18,805	90,687	152,129	12,876,442	13,028,571

The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	March 31, 2014		December 31, 2013
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	348	$79,390	304	$74,282
Construction	5	13,014	18	16,181
Multi-family	3	432	5	5,905
Commercial real estate	15	2,895	12	2,711
Commercial and industrial	9	1,947	4	1,281
Total Non-accrual Loans	380	$97,678	343	$100,360
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2014, these loans are comprised of 1 commercial and industrial loan for $491,000 and 30 residential loans totaling $10.0 million. There were 4 residential TDR loans totaling $911,000 which were 30-89 delinquent classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of March 31, 2014, PCI loans totaled $21.9 million of which $12.9 million were current and $9.0 million were 90 days or more delinquent. As of December 31, 2013, PCI loans totaled $36.0 million of which $19.6 million were current and $16.4 million were 90 days or more delinquent.
At March 31, 2014 and December 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $60.4 million and $66.7 million, respectively, with allocations of the allowance for loan losses of $2.0 million and $2.1 million, respectively. During the three months ended March 31, 2014 and 2013, interest income received and recognized on these loans totaled $626,000 and $666,000, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$6,500	8,850	—	4,547	176
Multi-family	9,267	20,134	—	14,101	84
Commercial real estate	10,342	10,342	—	11,377	154
Construction	16,045	17,239	—	16,967	58
Commercial and industrial	1,597	1,597	—	1,612	21
With an allowance recorded:
Residential mortgage	16,632	16,983	1,950	16,670	133
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	23,132	25,833	1,950	21,217	309
Multi-family	9,267	20,134	—	14,101	84
Commercial real estate	10,342	10,342	—	11,377	154
Construction	16,045	17,239	—	16,967	58
Commercial and industrial	1,597	1,597	—	1,612	21
Total impaired loans	$60,383	75,145	1,950	65,274	626

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$3,924	5,607	—	3,330	190
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
With an allowance recorded:
Residential mortgage	17,063	17,457	2,066	15,880	753
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	20,987	23,064	2,066	19,210	943
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
Total impaired loans	$66,662	92,222	2,066	66,800	2,353
The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.
Troubled Debt Restructurings
On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan.
Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following tables present the total troubled debt restructured loans at March 31, 2014 excluding PCI loans:

	March 31, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	38	$13,285	30	$10,009	68	$23,294
Multi-family	3	9,275	—	—	3	9,275
Commercial real estate	6	10,342	—	—	6	10,342
Commercial and industrial	1	1,106	1	491	2	1,597
Construction	2	3,561	—	—	2	3,561
	50	$37,569	31	$10,500	81	$48,069

The following tables present information about troubled debt restructurings which occurred during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	7	$2,355	$2,355	5	$2,870	$2,974
Multi-family	—	—	—	2	14,267	7,150
Commercial real estate	—	—	—	3	4,423	4,402

Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charges-offs for collateral dependant TDRs during the three months ended March 31, 2014. For three months ended March 31, 2013, charges-offs for collateral dependant TDRs were $518,000. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.0 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively.
Residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. For the three months ended March 31, 2014, there were 7 residential TDRs that had a weighted average modified interest rate of approximately 3.60% compared to a yield of 5.17% prior to modification. For the three months ended March 31, 2013, there were 5 residential TDRs that had a weighted average modified interest rate of approximately 3.45% compared to a yield of 5.55% prior to modification.
Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the three months ended March 31, 2014, there were no commercial loans that were modified which were deemed to be TDRs. For the three months ended March 31, 2013, there were 3 commercial real estate TDRs which had a weighted average modified interest rate of approximately 5.61% as compared to a yield of 7.43% prior to modification. There were 2 multi-family TDRs that had a weighted average modified interest rate of approximately 3.54% as compared to a rate of 9.10% prior to modification for the three months ended March 31, 2013.

Loans modified as TDRs in the previous 12 months to March 31, 2014, for which there was a payment default consisted of six residential loans with a recorded investment of $2.1 million at March 31, 2014. Loans modified as TDRs in the previous 12 months to March 31, 2013, for which there was a payment default consisted of nine residential loans with a recorded investment of $2.2 million at March 31, 2013.
During the three months ended March 31, 2014, the Company reclassified a pool of non performing and PCI loans to loans held for sale, as the Company intends to sell these loans in the near future. The loans were transfered at $26.0 million, which represent lower of cost or market. The Company recognized a $1.5 million charge off against the allowance for loan loss during the quarter as a result of this reclassification.

6.     Deposits
Deposits are summarized as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Savings	$2,199,497	2,212,034
Checking accounts	3,550,383	3,163,250
Money market deposits	2,175,608	1,958,982
Total transaction accounts	7,925,488	7,334,266
Certificates of deposit	3,465,740	3,384,545
Total Deposits	$11,391,228	10,718,811

7.     Goodwill and Other Intangible Assets
The carrying amount of goodwill for the periods ended March 31, 2014 and December 31, 2013 was approximately $77.6 million.

The following table summarizes other intangible assets as of March 31, 2014 and December 31, 2013:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2014
Mortgage servicing rights	$41,150	(26,482)	(81)	14,587
Core deposit premiums	25,058	(7,540)	—	17,518
Other	300	(88)	—	212
Total other intangible assets	$66,508	(34,110)	(81)	32,317

December 31, 2013
Mortgage servicing rights	$44,801	(30,018)	(81)	14,702
Core deposit premiums	23,205	(6,569)	—	16,636
Other	300	(80)	—	220
Total other intangible assets	$68,306	(36,667)	(81)	31,558

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. During 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.64 billion and $1.71 billion at March 31, 2014 and December 31, 2013 respectively, all of which relate to residential mortgage loans. At March 31, 2014 and December 31, 2013, the servicing asset, included in intangible assets, had an estimated fair value of $14.6 million and $14.7 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.31% , a weighted average constant prepayment rate on mortgages of 9.34% and a weighted average life of 7.3 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the three months ended March 31, 2014, the Company recorded $1.9 million in core deposit premiums resulting from the acquisitions of Gateway Financial.

8.     Equity Incentive Plan

During the three months ended March 31, 2014 and 2013, the Company recorded $763,000 and $885,000 of share-based compensation expense, comprised of stock option expense of $59,000 and $87,000 and restricted stock expense of $704,000 and $799,000, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended March 31, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	11,299,351	$5.99	3.7	$45,652
Granted	114,750	10.19
Exercised	(1,296,267)	6.02
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2014	10,117,834	$6.04	3.5	$48,600
Exercisable at March 31, 2014	9,484,873	$5.87	3.1	$47,083
Expected future expense relating to the non-vested options outstanding as of March 31, 2014 is $1.6 million over a weighted average period of 6.36 years. However, vesting accelerated upon completion of the plan of conversion. See Footnote 13.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2014 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,655,585	$5.37
Granted	38,250	8.00
Vested	(525,989)	5.30
Forfeited	—	—
Non-vested at March 31, 2014	2,167,846	$5.44
Expected future compensation expense relating to the non-vested restricted shares at March 31, 2014 is $11.1 million over a weighted average period of 4.07 years. However, vesting accelerated upon completion of the plan of conversion. See Footnote 13.

9.     Net Periodic Benefit Plan Expense
The Company has a Supplemental Executive Retirement Wage Replacement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to employees as designated by the Compensation Committee of the Board of Directors if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to certain directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$580	450
Interest cost	331	227
Amortization of:
Prior service cost	24	24
Net gain	158	165
Total net periodic benefit cost	$1,093	866

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the three months ended March 31, 2014.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.1 million to the defined benefit pension plan during the three months ended March 31, 2014. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2014.

In connection with the acquisition of Roma Financial on December 6, 2013, the Company terminated the Roma defined benefit pension plan, with remaining liability being been fully accrued.  In connection with the acquisition of Gateway on January 10, 2014, the defined benefit pension plan was merged into Investors existing defined benefit pension plan.

10.     Comprehensive Income (Loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Three Months Ended March 31,
	2014			2013
	Gross	Tax	Net	Gross	Tax	Net
Net income	$54,934	(20,516)	34,418	42,256	(15,089)	27,167
Other comprehensive loss:
Change in funded status of retirement obligations	184	(75)	109	239	(98)	141
Unrealized gain (loss) on securities available-for-sale	4,525	(1,795)	2,730	(3,476)	1,433	(2,043)
Accretion of loss on securities reclassified to held to maturity available for sale	732	(299)	433	—	—	—
Reclassification adjustment for (gain) losses included in net income	(229)	95	(134)	(684)	279	(405)
Other-than-temporary impairment accretion on debt securities	334	(136)	198	330	(135)	195
Total other comprehensive income (loss)	5,546	(2,210)	3,336	(3,591)	1,479	(2,112)
Total comprehensive income	$60,480	(22,726)	37,754	38,665	(13,610)	25,055
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013:

	Change in funded status of retirement obligations	Net Unrealized gains (losses) on investment securities	Total accumulated other comprehensive loss
Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)
Net change	109	3,227	3,336
Balance - March 31, 2014	$(5,760)	(16,600)	(22,360)

Balance - December 31, 2012	$(5,879)	(1,728)	(7,607)
Net change	141	(2,253)	(2,112)
Balance - March 31, 2013	$(5,738)	(3,981)	(9,719)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three months ended March 31,
	2014	2013
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(230)	(684)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	6	8
Amortization of prior service cost	31	37
Amortization of net gain	147	194
Compensation and fringe benefits	184	239
Total before tax	(46)	(445)
Income tax benefit	20	181
Net of tax	$(26)	$(264)

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 9 for additional details.

11.     Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights (“MSR”), loans receivable and real estate owned (“REO”). These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held for sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
In accordance with Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Assets Measured at Fair Value on a Recurring Basis
Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair values of available-for-

sale securities are based on quoted market prices (Level 1), where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded (Level 2), the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively.

	Carrying Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,450	—	8,450	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	349,958	—	349,958	—
Federal National Mortgage Association	394,561	—	394,561	—
Government National Mortgage Association	160	—	160	—
Total mortgage-backed securities available-for-sale	744,679	—	744,679	—
Total securities available-for-sale	$753,129	—	753,129	—

	Carrying Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,444	—	8,444	—
Debt securities:
Government-sponsored enterprises	3,004	—	3,004	—
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	363,088	—	363,088	—
Federal National Mortgage Association	409,559	—	409,559	—
Government National Mortgage Association	267	—	267	—
Total mortgage-backed securities available-for-sale	772,914	—	772,914	—
Total securities available-for-sale	$785,032	—	784,362	670
There have been no changes in the methodologies used at March 31, 2014 from December 31, 2013, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.

The changes in Level 3 assets measured at fair value on a recurring basis for the months ended March 31, 2014 and 2013 are summarized below:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance beginning of period (1)	$670	—
Transfers from held-to-maturity	—	—
Total net (losses) gains for the period included in:
Net Income	470	—
Other Comprehensive Income (loss)	(229)	—
Sales	(911)	—
Settlements	—	—
Balance end of period	$—	—
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligation backed by trust preferred securities.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2014, the fair value model used prepayment speeds ranging from 2.80% to 24.18% and a discount rate of 10.31% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2014 appraisals were discounted in a range of 0%-25%.
Other Real Estate Owned
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0%-25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, respectively. For the thee months ended March 31, 2014 and year ended December 31, 2013 there was no change to carrying value of MSR and impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at March 31, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	19.88%	$892	—	—	892
					$892	—	—	892

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2013
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	2.42%	$929	—	—	929
					$929	—	—	929

Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.

Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Securities held-to-maturity
Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. Management utilizes various inputs to determine the fair value of the portfolio. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.
FHLB Stock
The fair value of FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to hold a minimum investment based upon the unpaid principal of home mortgage loans and/or FHLB advances outstanding.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs, if applicable. Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.
Deposit Liabilities
The fair value of deposits with no stated maturity, such as savings, checking accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates which approximate currently offered for deposits of similar remaining maturities.
Borrowings
The fair value of borrowings are based on securities dealers’ estimated fair values, when available, or estimated using discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Commitments to Extend Credit
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For commitments to originate fixed rate loans, fair value also considers the difference between current levels of interest rates and the committed rates. Due to the short-term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition.
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$235,840	235,840	235,840	—	—
Securities available-for-sale	753,129	753,129	—	753,129	—
Securities held-to-maturity	1,130,248	1,156,170	—	1,095,409	60,761
Stock in FHLB	178,686	178,686	178,686	—	—
Loans held for sale	31,026	31,026	—	31,026	—
Net loans	13,392,754	13,120,144	—	—	13,120,144
Financial liabilities:
Deposits, other than time deposits	7,925,488	7,583,442	7,583,442	—	—
Time deposits	3,465,740	3,488,378	—	3,488,378	—
Borrowed funds	3,372,780	3,402,119	—	3,402,119	—

	December 31, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$250,689	250,689	250,689	—	—
Securities available-for-sale	785,032	785,032	—	784,362	670
Securities held-to-maturity	831,819	839,064	—	790,460	48,604
Stock in FHLB	178,126	178,126	178,126	—	—
Loans held for sale	8,273	8,273	—	8,273	—
Net loans	12,882,544	12,598,551	—	—	12,598,551
Financial liabilities:
Deposits, other than time deposits	7,334,266	6,769,857	6,769,857	—	—
Time deposits	3,384,545	3,410,202	—	3,410,202	—
Borrowed funds	3,367,274	3,337,419	—	3,337,419	—
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets, premises and equipment and bank owned life insurance. Liabilities for pension and other postretirement benefits are not considered financial liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

12.     Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this pronouncement does not have a material impact on the Company’s financial condition or results of operations.
In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In January 2014, the FASB, issued ASU, 2014-01, “Investments - Equity Method and Joint Ventures (Subtopic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met. For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method. Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

13.     Subsequent Events
As defined in FASB ASC 855, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.
On April 17, 2014, the Company declared its cash dividend of $0.05 per pre-converted share to stockholders of record as of May 1, 2014, payable on May 10, 2014.

On May 7, 2014, the second step mutual to stock conversion of Investors Bancorp, MHC was completed and Investors Bancorp became the successor to Old Investors Bancorp. The Company sold a total of 219,580,695 shares of its common stock at $10.00 per share in the second step stock offering, and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,621,083 shares of the Company common stock were issued in the exchange. Also as the result of the completion of the second step conversion, outstanding shares of restricted stock vested. As a result of the second step conversion and related offering, the exchange, the contribution of shares to the Foundation, and the accelerated vesting of restricted stock shares, as of May 7, 2014, the Company had 358,201,777 shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events except as may be required by law.

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
Allowance for Loan Losses.The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and result in an increase in yield on a prospective basis. On a quarterly basis, the Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For period in which cash flows aren't reforecasted, prior period's estimated cash flows are adjusted to reflect the actual cash received and credit events which occurred during the current reporting period.
On a quarterly basis, management's Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.
The allowance contains reserves identified as unallocated to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include the evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting Department. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, construction loans, home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real property located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family loans and construction, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers, credit department and its loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

For homogeneous residential mortgage loans, the Company's policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and estimated declines in the real estate market, taking into consideration the estimated length of time to complete the foreclosure process.
In determining the allowance for loan losses, management believes the potential for outdated appraisals has been mitigated for impaired loans and other non-performing loans. As described above, the loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and a decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
Our allowance for loan losses reflects probable losses considering, among other things, the economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Deferred Income Taxes. The Company records income taxes in accordance with ASC 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
Asset Impairment Judgments. Certain of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining [carrying value], we have the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage- backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes unobservable inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.

The fair values of our securities portfolio are also affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.
If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulate other comprehensive income, net of tax.
Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit.
In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the months ended March 31, 2014, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
Valuation of Mortgage Servicing Rights (MSR). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Subsequent increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.
The estimated fair value of the MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. The valuation allowance is then adjusted in subsequent periods to reflect changes in the measurement of impairment. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.
The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.
Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds it's implied fair value.
Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”.
We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.
The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Executive Summary
Our fundamental business strategy is to be a well capitalized, full service, community bank which provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level of interest rates, the shape of the market yield curve, the timing of the placement and the repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being originated at lower yields. We have been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. However, a steepening in the treasury yield curve has resulted in a reduction in mortgage refinance activity and an improvement in new loan origination yields. We continue to actively manage our interest rate risk as the current interest rate environment is forecasted to remain at current levels, with no increase in short-term rates likely until mid 2015. If this interest rate and steeper yield curve environment continue, we will likely be subject to near-term net interest income compression, but then may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged as forecasted, and our rates on interest bearing liabilities do not increase as quickly as interest rates on its earning assets. In addition, the current slowdown in mortgage banking activity will result in lower gains on sales of loans in comparison to prior year results. We will continue to manage our interest rate risk.
Our results of operations are also significantly affected by general economic conditions. There is still uncertainty with respect to government regulation, the Affordable Health Care Act, budget deficits, debt levels and sluggish growth. The national and regional unemployment rates remain at elevated levels. These factors coupled with the weakness in the housing and real estate markets, have resulted in our prudent approach to credit quality, recognizing higher credit costs on the loan portfolio. Despite these conditions, our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, as well as our diligence in resolving our problem loans.
On May 7, 2014, we completed our second step conversion. We sold a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering, and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,621,083 shares of Company common stock were issued in the exchange. As of May 7, 2014, we had 358,201,777 shares outstanding. This capital raise will greatly enhance our ability to continue to grow the Company. We intend to invest at least 50% of the net proceeds from the offering in Investors Bank, loan funds to our Employee Stock Ownership Plan to fund its expected purchase of 3% of the shares of common stock sold in the offering and issued to the charitable foundation, retaining the remainder of the net proceeds from the offering. We will use the remainder of the net proceeds for general corporate purposes, including paying cash dividends and repurchasing shares of our common stock, subject to applicable regulation. Initially, a substantial portion of the net proceeds will be used to pay off short-term borrowings as they mature, invest in short-term investments, investment-grade debt obligations and mortgage-backed securities. The following discussion of financial condition and results of operations do not include the increase in capital or the related increases in income, and to a lesser extent expenses associated with the capital raise.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $803.2 million, or 5.1%, to $16.43 billion at March 31, 2014 from $15.62 billion at December 31, 2013. The acquisition of Gateway added $254.7 million in deposits and $195.1 million in loans, resulting in a bargain purchase gain of $1.5 million, net of tax. Net loans, including loans held for sale, increased by $533.0 million, or 4.1%, to $13.42 billion at March 31, 2014 from $12.89 billion at December 31, 2013. For the three months ended March 31, 2014, we originated $328.3 million in multi-family loans, $121.1 million in commercial real estate loans, $89.8 million in commercial and industrial loans, $21.1 million in consumer and other loans and $11.2 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
On December 6, 2013, we completed the acquisition of Roma Financial Corporation and its subsidiaries, Roma Bank and RomAsia Bank. On January 10, 2014, we completed the acquisition of Gateway Community Financial Corp. and its subsidiary, GCF Bank. The geographic market areas of both Roma Financial and Gateway Community have significant potential and expand our footprint from the suburbs of Philadelphia to the boroughs of New York and Long Island.
We continue to stay focused on the execution of our strategic business plan in an effort to become a high performing banking franchise headquartered in the New Jersey- New York region. We will continue to enhance shareholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013
Total Assets. Total assets increased by $803.2 million, or 5.1%, to $16.43 billion at March 31, 2014 from $15.62 billion at December 31, 2013. This increase was largely the result of net loans, including loans held for sale, increasing $533.0 million to $13.42 billion at March 31, 2014 from $12.89 billion at December 31, 2013, offset by a decrease in cash of $14.8 million to $235.8 million at March 31, 2014 from $250.7 million at December 31, 2013. These increases include $286.5 million in assets from the Gateway acquisition which closed on January 10, 2014.
Net Loans. Net loans, including loans held for sale, increased by $533.0 million, or 4.1%, to $13.42 billion at March 31, 2014 from $12.89 billion at December 31, 2013. At March 31, 2014, total loans were $13.58 billion and included $5.89 billion in residential loans, $4.16 billion in multi-family loans, $2.62 billion in commercial real estate loans, $443.4 million in consumer and other loans, $277.2 million in commercial and industrial loans and $187.8 million in construction loans. Net loans acquired from Gateway were $195.1 million. For the three months ended March 31, 2014, we originated $328.3 million in multi-family loans, $121.1 million in commercial real estate loans, $89.8 million in commercial and industrial loans, $21.1 million in consumer and other loans and $11.2 million in construction loans. This increase in loans reflects our continued focus on generating multi-family, commercial real estate and C&I loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the three months ended March 31, 2014, Investors Home Mortgage Co. originated $174.8 million in residential mortgage loans of which $26.0 million were for sale to third party investors and $148.8 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended March 31, 2014, we purchased loans totaling $101.7 million from these entities.
Our portfolio also contains interest-only one to four family mortgage loans in which the borrower makes only interest payments for the first five, seven, or ten years of the mortgage loan term. This feature will result in future increases in the borrower's loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect the borrower's ability to repay the loan. The amount of interest-only one-to four-family mortgage loans outstanding was $330.0 million at March 31, 2014 compared to $341.7 million at December 31, 2013. The ability of borrowers to repay their obligations is dependent upon various factors including the borrower's income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of our lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond our control. We, therefore, are subject to risk of loss. We maintained stricter underwriting criteria for these interest-only loans than we do for our amortizing loans. We believe these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
For the three months ended March 31, 2014, our provision for loan losses was $9.0 million compared to $13.8 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net charge-offs were $2.2 million compared to $6.3 million for the three months ended March 31, 2013. Our provision for the three months ended March 31, 2014 is a result of continued growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending and the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area.

Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial and Marathon Bank. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due loans (excluding delinquent PCI loans and loans held for sale) on the dates indicated as well as certain asset quality ratios.

	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	348	$79.4	304	$74.3	305	$75.1	286	$72.0	328	$84.1
Construction	5	13.0	18	16.2	7	14.2	9	21.8	9	24.1
Multi-family	3	0.4	5	5.9	9	16.8	10	17.2	7	14.5
Commercial real estate	15	2.9	12	2.7	3	1.6	3	2.0	6	10.2
Commercial and industrial	9	1.9	4	1.3	8	1.9	6	1.5	6	2.8
Total non-accrual loans	380	$97.6	343	$100.4	332	$109.6	314	$114.5	356	$135.7
Accruing troubled debt restructured loans	50	$37.6	50	$39.6	36	$24.5	29	$19.7	18	$9.0
Non-accrual loans to total loans		0.72%		0.77%		0.95%		1.04%		1.28%
Allowance for loan loss as a percent of non-accrual loans		185.00%		173.30%		152.18%		134.90%		110.21%
Allowance for loan loss as a percent of total loans		1.33%		1.33%		1.45%		1.40%		1.41%
Total non-accrual loans decreased $38.1 million to $97.6 million at March 31, 2014 compared to $135.7 million at March 31, 2013 as we continue to diligently resolve our troubled loans. Our allowance for loan loss as a percent of total loans is 1.33% at March 31, 2014. At March 31, 2014, there were $48.1 million of loans deemed troubled debt restructuring, of which $23.3 million were residential and consumer loans, $9.3 million were multi-family loans, $10.3 million were commercial real estate loans, $3.6 million were construction loans and $1.6 million were commercial and industrial loans.  Troubled debt restructured loans in the amount of $37.6 million were classified as accruing and $10.5 million of these loans were classified as non-accrual at March 31, 2014.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans for which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2014, the Company has potential problems loans totaling $29.4 million, which were comprised of 19 commercial real estate loans for $11.0 million, 14 commercial and industrial loans for $5.4 million, six multi-family loans for $13.0 million and one construction loan for $14,000. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.72% at March 31, 2014 compared to 0.77% at December 31, 2013. The allowance for loan losses as a percentage of non-accrual loans was 185.00% at March 31, 2014 compared to 173.30% at December 31, 2013. At March 31, 2014 and December 31, 2013, our allowance for loan losses as a percentage of total loans was 1.33%.

At March 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent loans and totaled $60.4 million, of which $16.6 million of impaired loans had a specific allowance for credit losses of $2.0 million and $43.8 million of impaired loans had no specific allowance for credit losses. At December 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $66.7 million, of which $17.1 million of impaired loans had a related allowance for credit losses of $2.1 million and $49.6 million of impaired loans had no related allowance for credit losses.

The following table sets forth the allowance for loan losses at March 31, 2014 and December 31, 2013 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2014		December 31, 2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$52,479	43.39%	$51,760	43.62%
Multi-family loans	44,589	30.65%	42,103	30.51%
Commercial real estate loans	48,249	19.28%	46,657	19.18%
Construction loans	8,426	1.38%	8,947	1.55%
Commercial and industrial loans	9,407	2.04%	9,273	2.05%
Consumer and other loans	2,383	3.26%	2,161	3.09%
Unallocated	15,173	—	13,027	—
Total allowance	$180,706	100.00%	$173,928	100.00%
The allowance for loan losses increased by $6.8 million to $180.7 million at March 31, 2014 from $173.9 million at December 31, 2013.  The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial lending.  Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of non-performing loans and delinquent loans and the impact of the deterioration of the real estate and economic environments in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."
Securities. Securities, in the aggregate, increased by $266.5 million, or 16.5%, to $1.88 billion at March 31, 2014. We acquired $50.3 million of securities from Gateway and sold all of that portfolio upon the completion of the acquisition. The increase in the portfolio was primarily due to the purchase of agency issued mortgage backed securities partially offset by sales, normal pay downs or maturities during the three months March 31, 2014. During the three months ended March 31, 2014, the Company sold one trust preferred security which was reclassified to available-for-sale at December 31, 2013 upon the evaluation of the Volcker Rule and recognized a gain of $470,000.
Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. The amount of stock we own in the Federal Home Loan Bank (FHLB) was $178.7 million at March 31, 2014 and $178.1 million at December 31, 2013. Other assets was $16.7 million at March 31, 2014 and $14.4 million at December 31, 2013.
Deposits. Deposits increased by $672.4 million from December 31, 2013 or 6.3% to $11.39 billion at March 31, 2014. The completion of the Gateway acquisition added $254.7 million in deposits. Core deposits increased $591.2 million or 8.1%, and there was an $81.2 million increase in certificates of deposit. Core deposits now represent approximately 70% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased $5.5 million, or 0.2%, to $3.37 billion at March 31, 2014 to fund our asset growth.
Stockholders’ Equity. Stockholders' equity increased $61.4 million to $1.40 billion at March 31, 2014 from $1.33 billion at December 31, 2013. The increase is primarily attributed to the $34.4 million of net income for the three months ended March 31, 2014 as well as an increase of approximately $22.0 million attributed to the acquisition of Gateway and a $3.3 million decrease in other comprehensive loss primarily due to unrealized gains on securities available-for-sale. Stockholders' equity was also impacted by the declaration of a cash dividend that resulted in a decrease of $7.0 million.

Analysis of Net Interest Income
Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$209,392	$35	0.07%	$114,644	$10	0.03%
Securities available-for-sale	771,884	4,061	2.10	1,371,679	5,363	1.56
Securities held-to-maturity	978,527	6,362	2.60	169,374	2,751	6.50
Net loans	13,219,779	145,970	4.42	10,364,257	119,860	4.63
Stock in FHLB	177,958	2,197	4.94	144,749	1,450	4.01
Total interest-earning assets	15,357,540	158,625	4.13	12,164,703	129,434	4.26
Non-interest-earning assets	746,099			549,763
Total assets	$16,103,639			$12,714,466
Interest-bearing liabilities:
Savings deposits	$2,261,034	$1,656	0.29%	$1,739,465	$1,677	0.39%
Interest-bearing checking	2,320,616	1,816	0.31	1,740,276	1,458	0.34
Money market accounts	2,030,805	2,805	0.55	1,585,992	1,687	0.43
Certificates of deposit	3,473,120	8,095	0.93	2,927,195	7,866	1.07
Total interest-bearing deposits	10,085,575	14,372	0.57	7,992,928	12,688	0.63
Borrowed funds	3,356,145	15,063	1.80	2,631,414	14,705	2.24
Total interest-bearing liabilities	13,441,720	29,435	0.87	10,624,342	27,393	1.03
Non-interest-bearing liabilities	1,282,588			1,014,113
Total liabilities	14,724,308			11,638,455
Stockholders’ equity	1,379,331			1,076,011
Total liabilities and stockholders’ equity	$16,103,639			$12,714,466
Net interest income		$129,190			$102,041
Net interest rate spread(1)			3.26%			3.23%
Net interest-earning assets(2)	$1,915,820			$1,540,361
Net interest margin(3)			3.36%			3.36%
Ratio of interest-earning assets to total interest-bearing liabilities	1.14x			1.14x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013
Net Income. Net income of $34.4 million for the three months ended March 31, 2014 compared to net income of $27.2 million for the three months ended March 31, 2013.
Net Interest Income. Net interest income increased by $27.1 million, or 26.6%, to $129.2 million for the three months ended March 31, 2014 from $102.0 million for the three months ended March 31, 2013. The increase was primarily due to the average balance of interest earning assets increasing $3.19 billion, or 26.3%, to $15.36 billion at March 31, 2014 compared to $12.16 billion at March 31, 2013, as well as a 16 basis point decrease in our cost of interest-bearing liabilities to 0.87% for the three months ended March 31, 2014 from 1.03% for the three months ended March 31, 2013. These were partially offset by the average balance of our interest bearing liabilities increasing $2.82 billion to $13.44 billion at March 31, 2014 compared to $10.62 billion at March 31, 2013, as well as the yield on our interest-earning assets decreasing 13 basis points to 4.13% for the three months ended March 31, 2014 from 4.26% for the three months ended March 31, 2013. While the yield on our interest earning assets declined due to the current interest rate environment, our cost of funds also continued to fall resulting in our net interest spread increasing by 3 basis points to 3.26% for the three months ended March 31, 2014 from 3.23% for the three months ended March 31, 2013.
Interest and Dividend Income. Total interest and dividend income increased by $29.2 million, or 22.6%, to $158.6 million for the three months ended March 31, 2014 from $129.4 million for the three months ended March 31, 2013. This increase is attributed to the average balance of interest-earning assets increasing $3.19 billion or 26.3%, to $15.36 billion for the three months ended March 31, 2014 from $12.16 billion for the three months ended March 31, 2013 due to organic growth and acquisitions. This was partially offset by the weighted average yield on interest-earning assets decreasing 13 basis points to 4.13% for the three months ended March 31, 2014 compared to 4.26% for the three months ended March 31, 2013.
Interest income on loans increased by $26.1 million, or 21.8%, to $146.0 million for the three months ended March 31, 2014 from $119.9 million for the three months ended March 31, 2013, reflecting a $2.86 billion or 27.6%, increase in the average balance of net loans to $13.22 billion for the three months ended March 31, 2014 from $10.36 billion for the three months ended March 31, 2013. The increase is primarily attributed to the average balance of multi-family loans, residential loans and commercial real estate loans increasing $1.04 billion, $1.00 billion and $573.4 million, respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. The average balance of consumer and other loans and C&I loans also increased $200.7 million and $104.7 million, respectively. These increases were partially offset by the decrease in the average balance of construction loans of $32.7 million for the three months ended March 31, 2014. In addition, the average yield on net loans decreased 21 basis points to 4.42% for the three months ended March 31, 2014 from 4.63% for the three months ended March 31, 2013. The decrease in the average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $4.1 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013.
Interest income on all other interest-earning assets, excluding loans, increased by $3.1 million or 32.2%, to $12.7 million for the three months ended March 31, 2014 from $9.6 million for the three months ended March 31, 2013. This increase is attributed to the average balance in all other interest-earning assets, excluding loans, increasing $337.3 million to $2.14 billion for the three months ended March 31, 2014. In addition, the weighted average yield on interest-earning assets, excluding loans, increased by 24 basis points to 2.37% for the three months ended March 31, 2014 compared to 2.13% for the three months ended March 31, 2013.
Interest Expense.Total interest expense increased by $2.0 million, or 7.5%, to $29.4 million for the three months ended March 31, 2014 from $27.4 million for the three months ended March 31, 2013. This increase is due to the average balance of total interest-bearing liabilities increasing by $2.82 billion, or 26.5%, to $13.44 billion for the three months ended March 31, 2014 from $10.62 billion for the three months ended March 31, 2013. This increase is partially offset by the weighted average cost of total interest-bearing liabilities decreasing 16 basis points to 0.87% for the three months ended March 31, 2014 compared to 1.03% for the three months ended March 31, 2013.
Interest expense on interest-bearing deposits increased $1.7 million, or 13.3% to $14.4 million for the three months ended March 31, 2014 from $12.7 million for the three months ended March 31, 2013. This increase is due to the average balance of total interest-bearing deposits increasing $2.09 billion, or 26.2% to $10.09 billion for the three months ended March 31, 2014 from $7.99 billion for the three months ended March 31, 2013. This increase was partially offset by a 6 basis point decrease in the average cost of interest-bearing deposits to 0.57% for the three months ended March 31, 2014 from 0.63% for the three months ended March 31, 2013, as deposit rates reflect the lower interest rate environment.

Interest expense on borrowed funds increased by $358,000 or 2.4%, to $15.1 million for the three months ended March 31, 2014 from $14.7 million for the three months ended March 31, 2013. This increase is due to the average balance of borrowed funds increasing by $724.7 million or 27.5%, to $3.36 billion for the three months ended March 31, 2014 from $2.63 billion for the three months ended March 31, 2013. This increase is partially offset by the average cost of borrowed funds decreasing 44 basis points to 1.80% for the three months ended March 31, 2014 from 2.24% for the three months ended March 31, 2013 as higher rate borrowings matured and were refinanced at lower rates.
Provision for Loan Losses. Our provision for loan losses was $9.0 million for the three months ended March 31, 2014 compared to $13.8 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net charge-offs were $2.2 million compared to $6.3 million for the three months ended March 31, 2013. Our provision for the three months ended March 31, 2014 is a result of continued growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area.
During the three months ended March 31, 2014, the Company reclassified a pool of non-performing and purchase credit impaired loans to loans held for sale, as the Company intends to sell these loans in the near future. The loans were transfered at $26.0 million, which represent lower of cost or market. The Company recognized a $1.5 million charge off against the allowance for loan loss during the quarter as a result of this transaction.
Non-Interest Income. Total non-interest income increased by $1.9 million, or 18.4% to $11.9 million for the three months ended March 31, 2014 from $10.1 million for the three months ended March 31, 2013. The increase is primarily due to a $2.6 million increase in other income. Included in other income is a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway, which was accounted for under the acquisition method of accounting as prescribed by ASC 805, "Business Combinations," as amended. Additionally, fees and service charges, gain on sale of other real estate owned and income on bank owned life insurance increased by $431,000, $201,000 and $174,000, respectively.These increases were partially offset by a decrease in the gain on loan transactions of $1.4 million to $1.6 million for the three months ended March 31, 2014 due to lower volume of sales in the secondary market. In addition, for the three months ended March 31, 2014 gain on securities transactions was $531,000, a decrease of $153,000 from March 31, 2013.
Non-Interest Expenses. Total non-interest expenses increased by $21.1 million, or 37.6%, to $77.2 million for the three months ended March 31, 2014 from $56.1 million for the three months ended March 31, 2013. Included in non-interest expense is $710,000 of one time costs related to the acquisition of Gateway. Compensation and fringe benefits increased $10.0 million primarily as a result of the staff additions related to the acquisitions of Roma Financial and Gateway, as well as increased staff to support our continued growth and normal merit increases. Full time equivalent employees were 1,621 as of March 31, 2014, an increase of 26% from March 31, 2013. In addition, compensation expense included approximately $674,000 related to retention and severance payments to former Roma Financial employees. Occupancy expense, data processing, professional fees and advertising expenses have increased by $3.5 million, $2.5 million, $1.1 million and $755,000, respectively, for the three months ended March 31, 2014. These increases are primarily the result of our recent acquisitions and organic growth. Occupancy expense was also impacted by $1.3 million in snow removal expense for the three months ended March 31, 2014. Enhancements to our infrastructure have also continued to increase our data processing and professional fees. In addition, our FDIC insurance premium increased $1.2 million as a result of the growth of the Bank.
Income Tax Expense. During the quarter ended March 31, 2014, there was a change in New York state tax law which will likely result in the Company paying higher New York state taxes in future periods. The Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company recognized a $680,000 write up to its deferred tax assets which is a discrete item, reflected as a reduction of income tax expense. The Company will continue to monitor the impact of this tax law change.
Income tax expense was $20.5 million for the three months ended March 31, 2014. Excluding the one time $680,000 write up, the effective tax rate was 38.58% for the three months ended March 31, 2014. Income tax expense was $15.1 million for the three months ended March 31, 2013 representing a 35.71% effective tax rate.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other borrowings from the FHLB and other correspondent banks.

At March 31, 2014, the Company had overnight borrowings outstanding with FHLB of $544.0 million compared to $707.0 million at December 31, 2013. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.37 billion at March 31, 2014 which remained flat from December 31, 2013.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2014, outstanding commitments to originate loans totaled $539.5 million; outstanding unused lines of credit totaled $638.6 million; standby letters of credit totaled $18.7 million and outstanding commitments to sell loans totaled $16.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.23 billion at March 31, 2014. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly-held outstanding shares of common stock, or 9,885,134 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three months period ended March 31, 2014, the Company repurchased 193,499 shares of its common stock. Under the current share repurchase program 5,174,343 shares remain available for repurchase. At March 31, 2014, a total of 42,674,666 shares have been purchased under Board authorized share repurchase programs, of which 8,702,388 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. Without the prior non-objection from the Board of Governors of the Federal Reserve System, the Company is prohibited from repurchasing shares of common stock during the one year period following the May 7, 2014 completion of the second step conversion transaction.
As of March 31, 2014, the Bank exceeded all regulatory capital requirements as follows:

	March 31, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$1,378,349	11.50%	$958,527	8.00%
Tier I capital (to risk-weighted assets)	1,228,197	10.25%	479,264	4.00%
Tier I capital (to average assets)	1,228,197	7.68%	639,998	4.00%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and certain minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2014:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$3,372,780	1,120,205	261,438	275,000	1,716,137
Commitments to originate and purchase loans	$539,478	539,478	—	—	—
Commitments to sell loans	$16,000	16,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $50.0 million of the borrowings are callable at the option of the lender.
Additionally, at March 31, 2014, the Company’s commitments to fund unused lines of credit totaled $638.6 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes capitalized and operating lease obligations. These contractual obligations as of March 31, 2014, have not changed significantly from December 31, 2013.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2013 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Qualitative Analysis. We believe one significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., loan commitments); the effect of loan prepayments, deposits and withdrawals; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the spectrum of maturities for constant or variable credit risk investments. Besides directly affecting our net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of securities classified as available for sale and the mix and flow of deposits.
The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Committee, which primarily consists of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Asset Liability Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable rate first mortgages. At March 31, 2014, approximately 34.9% of our residential portfolio was in variable rate products, while 65.2% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
We retain an independent, nationally recognized consulting firm that specializes in asset and liability management to complete our quarterly interest rate risk reports. We also retain a second nationally recognized consulting firm to prepare independently comparable interest rate risk reports for the purpose of validation. Both firms use a combination of analyses to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
The net interest income analysis uses data derived from an asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually. Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
Our asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of assets and liabilities but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.
Quantitative Analysis. The table below sets forth, as of March 31, 2014, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$1,016,541	(296,480)	(22.6)%	$469,440	(33,087)	(6.6)%
0bp	$1,313,021	—	—	$502,527	—	—
-100bp	$1,233,500	(79,521)	(6.1)%	$504,967	2,440	0.5%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2014, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 22.6% decrease in NPV and a $33.1 million, or 6.6%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 6.1% decrease in NPV and a $2.4 million, or 0.5%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
As mentioned above, we retain two nationally recognized firms to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV and net interest income.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	119,417	$9.97	$1,190,690	5,248,425
February 1, 2014 through February 28, 2014	74,082	10.02	741,988	5,174,343
March 1, 2014 through March 31, 2014	—	—	—	5,174,343
Total	193,499	9.99	$1,932,678

(1) On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 9,885,134 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 5,174,343 shares yet to be purchased as of March 31, 2014. Without the prior non-objection from the Board of Governors of the Federal Reserve System, the Company is prohibited from repurchasing shares of common stock during the one year period following the May 7, 2014 completion of the second step conversion transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
101.INS (1) XBRL Instance Document 101.SCH (1) XBRL Taxonomy Extension Schema Document 101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF (1) XBRL Taxonomy Extension Definition Linkbase Document 101.LAB (1) XBRL Taxonomy Extension Labels Linkbase Document

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966), originally filed with the Securities and Exchange Commission on December 20, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: May 12, 2014	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal FInancial and Accounting Officer)