Form 10-Q
period 2014-06-30
Investors Bancorp, Inc.
filed 2014-08-11
CIK 1594012

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

As of August 8, 2014, the registrant had 358,219,760 shares of common stock, par value $0.01 per share, issued and 357,118,066 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and cash equivalents	$301,391	250,689
Securities available-for-sale, at estimated fair value	1,105,912	785,032
Securities held-to-maturity, net (estimated fair value of $1,484,223 and $839,064 at June 30, 2014 and December 31, 2013, respectively)	1,445,646	831,819
Loans receivable, net	13,737,254	12,882,544
Loans held-for-sale	13,752	8,273
Stock in the Federal Home Loan Bank	143,260	178,126
Accrued interest receivable	53,238	47,448
Other real estate owned	8,038	8,516
Office properties and equipment, net	151,722	138,105
Net deferred tax asset	218,718	216,206
Bank owned life insurance	162,581	152,788
Goodwill and Intangible assets	108,752	109,129
Other assets	6,546	14,395
Total assets	$17,456,810	15,623,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$11,246,436	10,718,811
Borrowed funds	2,429,085	3,367,274
Advance payments by borrowers for taxes and insurance	76,925	67,154
Other liabilities	185,411	135,504
Total liabilities	13,937,857	14,288,743
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 358,209,760 issued and 357,108,066 outstanding at June 30, 2014; 367,041,688 issued and 353,046,057outstanding at December 31, 2013, respectively	3,582	1,519
Additional paid-in capital	2,856,902	720,766
Retained earnings	783,123	734,563
Treasury stock, at cost; 1,101,694 shares at June 30, 2014; 13,995,631 shares at December 31, 2013	(11,592)	(67,046)
Unallocated common stock held by the employee stock ownership plan	(94,597)	(29,779)
Accumulated other comprehensive loss	(18,465)	(25,696)
Total stockholders’ equity	3,518,953	1,334,327
Total liabilities and stockholders’ equity	$17,456,810	15,623,070
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$149,531	122,636	$295,501	242,496
Securities:
Equity	21	19	65	23
Government-sponsored enterprise obligations	12	1	24	2
Mortgage-backed securities	10,992	6,636	20,105	13,213
Municipal bonds and other debt	1,548	1,463	2,788	2,995
Other Investments	—	—	14	—
Interest-bearing deposits	274	11	309	21
Federal Home Loan Bank stock	1,711	1,428	3,908	2,878
Total interest and dividend income	164,089	132,194	322,714	261,628
Interest expense:
Deposits	14,385	12,250	28,757	24,938
Borrowed Funds	14,941	15,235	30,004	29,940
Total interest expense	29,326	27,485	58,761	54,878
Net interest income	134,763	104,709	263,953	206,750
Provision for loan losses	8,000	13,750	17,000	27,500
Net interest income after provision for loan losses	126,763	90,959	246,953	179,250
Non-interest income:
Fees and service charges	5,325	4,926	10,157	9,327
Income on bank owned life insurance	1,034	731	1,965	1,488
Gain on loan transactions, net	1,263	2,002	2,909	5,076
Gain on securities transactions	108	7	639	691
Gain on sale of other real estate owned, net	333	532	464	462
Other income	2,110	1,340	5,981	2,583
Total non-interest income	10,173	9,538	22,115	19,627
Non-interest expense:
Compensation and fringe benefits	53,213	29,056	93,029	58,880
Advertising and promotional expense	3,385	2,397	5,954	4,211
Office occupancy and equipment expense	12,232	9,411	24,983	18,640
Federal deposit insurance premiums	4,000	3,600	8,800	7,250
Stationery, printing, supplies and telephone	1,183	991	2,396	1,578
Professional fees	3,774	2,364	7,564	5,096
Data processing service fees	7,141	4,436	13,305	8,092
Contribution to charitable foundation	20,000	—	20,000	—
Other operating expenses	7,226	4,642	13,322	9,274
Total non-interest expenses	112,154	56,897	189,353	113,021
Income before income tax expense	24,782	43,600	79,715	85,856

Income tax expense	9,596	15,524	30,111	30,613
Net income	$15,186	28,076	$49,604	55,243
Basic and diluted earnings per share	$0.04	0.10	$0.14	0.20
Weighted average shares outstanding
Basic	344,455,224	274,712,968	345,003,202	274,583,602
Diluted	347,980,539	277,842,685	349,116,256	277,511,461
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$15,186	28,076	$49,604	55,243
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	109	142	218	283
Unrealized gain (loss) on securities available-for-sale	3,155	(8,723)	5,885	(10,766)
Net loss on securities reclassified from available for sale to held to maturity	—	(7,242)	—	(7,242)
Accretion of loss on securities reclassified to held to maturity	436	—	869	—
Reclassification adjustment for security (gains) included in net income	(4)	—	(138)	(405)
Other-than-temporary impairment accretion on debt securities	199	196	397	391
Total other comprehensive income (loss)	3,895	(15,627)	7,231	(17,739)
Total comprehensive income	$19,081	12,449	$56,835	37,504

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2012	$1,356	533,034	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	55,243	—	—	—	55,243
Other comprehensive loss, net of tax	—	—	—	—	—	(17,739)	(17,739)
Purchase of treasury stock (195,491 shares)	—	—	—	(1,376)	—	—	(1,376)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	1,697	—	—	—	—	1,697
Net tax benefit from stock-based compensation	—	287	—	—	—	—	287
Option Exercise	—	86	—	969	—	—	1,055
Cash dividend paid	—	—	(11,194)	—	—	—	(11,194)
ESOP shares allocated or committed to be released	—	634	—	—	709	—	1,343
Balance at June 30, 2013	$1,356	535,683	688,985	(74,057)	(30,488)	(25,346)	1,096,133

Balance at December 31, 2013	$1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	49,604	—	—	—	49,604
Other comprehensive income, net of tax	—	—	—	—	—	7,231	7,231
Corporate Reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—	—	—	(13,524)	—	—	(13,524)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,682	—	—	—	—	13,682
Net tax benefit from stock-based compensation	—	2,636	—	—	—	—	2,636
Option exercise	—	3,811	—	4,577	—	—	8,388
Cash dividend paid	—	—	(13,954)	—	—	—	(13,954)
ESOP shares allocated or committed to be released	—	836	—	—	1,356	—	2,192
Balance at June 30, 2014	$3,582	2,856,902	783,123	(11,592)	(94,597)	(18,465)	3,518,953

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$49,604	55,243
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	10,000	—
ESOP and stock-based compensation expense	15,874	3,040
Amortization of premiums and accretion of discounts on securities, net	3,531	5,945
Amortization of premiums and accretion of fees and costs on loans, net	2,062	6,520
Amortization of intangible assets	1,935	1,090
Provision for loan losses	17,000	27,500
Depreciation and amortization of office properties and equipment	5,756	3,975
Gain on securities, net	(639)	(691)
Mortgage loans originated for sale	(62,771)	(273,828)
Proceeds from mortgage loan sales	91,643	285,048
Gain on sales of mortgage loans, net	(1,238)	(5,076)
Gain on sale of other real estate owned	(464)	(462)
Gain on bargain purchase	(1,482)	—
Income on bank owned life insurance	(1,965)	(1,488)
(Increase) decrease in accrued interest receivable	(5,071)	891
Deferred tax expense (benefit)	114	(5,011)
Decrease (increase) in other assets	8,036	(397)
Increase (decrease) in other liabilities	47,768	(12,202)
Total adjustments	130,089	34,854
Net cash provided by operating activities	179,693	90,097
Cash flows from investing activities:
Purchases of loans receivable	(149,403)	(489,514)
Net originations of loans receivable	(564,397)	(176,311)
Proceeds from disposition of loans held for investment	1,670	23,123
Gain on disposition of loans held for investment	(1,670)	—
Net proceeds from sale of foreclosed real estate	4,025	5,784
Purchases of mortgage-backed securities held to maturity	(679,905)	(29,723)
Purchases of debt securities held-to-maturity	(2,990)	(3,169)
Purchases of mortgage-backed securities available-for-sale	(388,798)	(265,627)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	62,231	31,927
Proceeds from paydowns on equity securities available for sale	293	108
Proceeds from paydowns/maturities on debt securities held-to-maturity	8,317	15,235

Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	70,865	188,196
Proceeds from sales of mortgage-backed securities available-for-sale	37,682	55,971
Proceeds from sales of US Government and Agency Obligations available-for-sale	3,000	—
Proceeds from sale of other investment securities available-for-sale	13,411	—
Redemption of equity securities available-for-sale	164	—
Proceeds from redemptions of Federal Home Loan Bank stock	104,080	54,449
Purchases of Federal Home Loan Bank stock	(68,749)	(84,097)
Purchases of office properties and equipment	(15,083)	(12,061)
Death benefit proceeds from bank owned life insurance	1,188	—
Cash received in MHC merger	11,307	—
Cash received, net of cash consideration paid for acquisitions	17,917	—
Net cash used in investing activities	(1,534,845)	(685,709)
Cash flows from financing activities:
Net increase in deposits	272,953	(102,237)
Net proceeds from sale of common stock	2,149,893	—
Loan to ESOP for purchase of common stock	(66,174)	—
(Repayments) proceeds of funds borrowed under other repurchase agreements	(98,205)	50,000
Net (decrease) increase in other borrowings	(845,169)	647,473
Net increase in advance payments by borrowers for taxes and insurance	9,010	11,932
Dividends paid	(13,954)	(11,194)
Exercise of stock options	8,388	1,055
Purchase of treasury stock	(13,524)	(1,376)
Net tax benefit from stock-based compensation	2,636	287
Net cash provided by financing activities	1,405,854	595,940
Net increase in cash and cash equivalents	50,702	328
Cash and cash equivalents at beginning of period	250,689	155,153
Cash and cash equivalents at end of period	$301,391	155,481
Supplemental cash flow information:
Non-cash investing activities:
Reclassification of securities available for sale to held to maturity	—	523,958
Real estate acquired through foreclosure	2,679	2,663
Cash paid during the year for:
Interest	58,600	54,719
Income taxes	46,850	39,188
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	50,347	—
Loans	195,062	—
Goodwill and other intangible assets, net	1,853	—
Other assets	21,343	—

Total non-cash assets acquired	268,605	—
Liabilities assumed:
Deposits	254,672	—
Borrowings	5,185	—
Other liabilities	3,184	—
Total liabilities assumed	263,041	—
Net non-cash assets acquired	5,564	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.Basis of Presentation
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp was the former mid tier holding company for Investors Bank. Prior to completion of the second step conversion, approximately 62% of the shares of common stock of Old Investors Bancorp were owned by Investors Bancorp, MHC. In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor under the name Investors Bancorp, Inc. The second step conversion was completed May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company and therefore the net assets of Investors Bancorp, MHC has been reflected as an increase to shareholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.

As a result of the conversion, all share information has been revised to reflect the 2.55- to- one exchange ratio. Financial information presented in this Form 10-Q is derived from the consolidated financial statements of Old Investors Bancorp and subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.Business Combinations
On January 10, 2014, the Company completed its acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank, ("Gateway") which operated 4 branches in Gloucester County, New Jersey. After the purchase accounting adjustments, the Company added $254.7 million in customer deposits and acquired $195.1 million in loans. This transaction generated $1.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by FASB Accounting Standards Codification, (“ASC”) 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The acquisition resulted in a bargain purchase gain of $1.5 million, net of tax. In conjunction with the acquisition, the Company issued 1,945,079 shares to Investors Bancorp, MHC which was determined using the closing average twenty day stock price of Investors Bancorp's common stock. GCF Bank was merged into the Bank as of the acquisition date.

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
On December 6, 2013, the Company completed the acquisition of Roma Financial Corporation ("Roma Financial") which operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey. After the purchase accounting adjustments, the Company added $1.34 billion in customer deposits and acquired $991.0 million in loans. This transaction generated $8.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. In connection with the acquisition, the Company issued 66,089,974 shares of its common stock, of which 16,255,845 shares went to Roma's public stockholders and 49,834,130 shares were issued to Investors Bancorp MHC. The purchase price for Roma Financial was determined using the exchange ratio of 0.8653 stated in the merger agreement and the closing stock price on December 6, 2013 of Investors Bancorp's common stock. The value assigned to the Roma MHC are based on the exchange ratio of 0.8653 and the difference of the appraised value of the Roma Financial Corporation franchise less the value given to the public stockholders.

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

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three Months Ended June 30,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$15,186			$28,076
Basic earnings per share:
Income available to common stockholders	$15,186	344,455,224	$0.04	$28,076	274,712,968	$0.10
Effect of dilutive common stock equivalents (1)	—	3,525,315		—	3,129,717
Diluted earnings per share:
Income available to common stockholders	$15,186	347,980,539	$0.04	$28,076	277,842,685	$0.10
(1) For the three months ended June 30, 2014 and 2013, there were 114,750 and 12,920 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Six Months Ended June 30,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$49,604			$55,243
Basic earnings per share:
Income available to common stockholders	$49,604	345,003,202	$0.14	$55,243	274,583,602	$0.20
Effect of dilutive common stock equivalents (1)	—	4,113,054		—	2,927,859
Diluted earnings per share:
Income available to common stockholders	$49,604	349,116,256	$0.14	$55,243	277,511,461	$0.20

(1) For the six months ended June 30, 2014 and 2013, there were 114,750 and 15,920 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, gross unrealized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At June 30, 2014
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$6,994	1,450	—	8,444
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	469,460	5,390	1,179	473,671
Federal National Mortgage Association	617,186	7,973	1,512	623,647
Government National Mortgage Association	150	—	—	150
Total mortgage-backed securities available-for-sale	1,086,796	13,363	2,691	1,097,468
Total available-for-sale securities	$1,093,790	14,813	2,691	1,105,912

	At June 30, 2014
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,466	—	4,466	17	—	4,483
Municipal bonds	10,141	—	10,141	945	—	11,086
Corporate and other debt securities	57,373	(25,720)	31,653	30,684	455	61,882
Total debt securities held-to-maturity	71,980	(25,720)	46,260	31,646	455	77,451
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	433,499	(4,525)	428,974	3,184	2,458	429,700
Federal National Mortgage Association	944,386	(4,579)	939,807	9,182	2,432	946,557
Government National Mortgage Association	30,327	—	30,327	—	90	30,237
Federal housing authorities	278	—	278	—	—	278
Total mortgage-backed securities held-to-maturity	1,408,490	(9,104)	1,399,386	12,366	4,980	1,406,772
Total held-to-maturity securities	$1,480,470	(34,824)	1,445,646	44,012	5,435	1,484,223
(1) Net unrealized losses of held-to-maturity for corporate and other debt securities represent the other than temporary charge related to other non credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.

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
(1) Net unrealized losses of held-to-maturity for corporate and other debt securities represent the other than temporary charge related to other non credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$71,825	217	88,810	962	160,635	1,179
Federal National Mortgage Association	93,950	222	76,764	1,290	170,714	1,512
Total mortgage-backed securities available-for-sale	165,775	439	165,574	2,252	331,349	2,691
Total available-for-sale	$165,775	439	165,574	2,252	331,349	2,691
Held-to-maturity:
Debt securities:
Corporate and other debt securities	16	1	76	454	92	455
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	102,311	919	112,262	1,539	214,573	2,458
Federal National Mortgage Association	140,120	380	105,499	2,052	245,619	2,432
Government National Mortgage Association	30,237	90	—	—	30,237	90
Total mortgage-backed securities held-to-maturity	272,668	1,389	217,761	3,591	490,429	4,980
Total held-to-maturity	$272,684	1,390	217,837	4,045	490,521	5,435
Total	$438,459	1,829	383,411	6,297	821,870	8,126

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity securities	$506	19	—	—	506	19
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	164,306	3,843	—	—	164,306	3,843
Federal National Mortgage Association	210,493	3,855	—	—	210,493	3,855
Total mortgage-backed securities available-for-sale	374,799	7,698	—	—	374,799	7,698
Total available-for-sale	$375,305	7,717	—	—	375,305	7,717
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,524	18	—	—	4,524	18
Corporate and other debt securities	2,391	645	376	747	2,767	1,392
Total debt securities held-to-maturity	6,915	663	376	747	7,291	1,410
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	245,491	6,989	20,871	657	266,362	7,646
Federal National Mortgage Association	390,750	9,147	4,454	256	395,204	9,403
Total mortgage-backed securities held-to-maturity	636,241	16,136	25,325	913	661,566	17,049
Total held-to-maturity	$643,156	16,799	25,701	1,660	668,857	18,459
Total	$1,018,461	24,516	25,701	1,660	1,044,162	26,176
The majority of the gross unrealized losses relate to our mortgage-backed-security portfolio which are issued by U.S. Government Sponsored Enterprises. These securities have been positively impacted by the recent decrease in intermediate-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value of has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 34 pooled trust preferred securities (“TruPS”), principally issued by banks. At June 30, 2014, the amortized cost and estimated fair values of the trust preferred portfolio was $31.7 million and $61.9 million, respectively with 2 securities in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of June 30, 2014 excluding one trust preferred security which the Company previously recorded a net other-than-temporary impairment charge which resulted in a zero net book balance for the security. At June 30, 2014, the security had a fair value of $26,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$315.8	$459.6	$143.8	30	11.8%	8.9%	—%	Caa3 / C
Alesco PF III	B1	776.4	1,693.5	917.1	31	11.1%	9.2%	—%	Ca / C
Alesco PF III	B2	310.7	677.4	366.7	31	11.1%	9.2%	—%	Ca / C
Alesco PF IV	B1	385.5	664.0	278.5	38	1.2%	11.2%	—%	C / C
Alesco PF VI	C2	679.5	1,615.4	935.9	45	7.5%	12.1%	—%	Ca/*+ / C
MM Comm III	B	126.7	3,193.3	3,066.6	5	30.0%	8.7%	12.8%	Ba1 /*+ / BB
MMCaps XVII	C1	1,586.3	2,126.6	540.3	32	13.0%	8.5%	—%	Caa1 / C
MMCaps XIX	C	530.3	76.0	(454.3)	32	25.4%	13.8%	—%	C / C
Tpref I	B	1,509.3	1,848.5	339.2	7	51.9%	9.3%	—%	Ca / WD
Tpref II	B	4,050.1	5,100.0	1,049.9	17	33.9%	12.3%	—%	Caa3 / C
US Cap I	B2	890.6	1,925.7	1,035.1	30	10.5%	8.5%	—%	Caa1 /*+ / C
US Cap I	B1	2,653.6	5,777.1	3,123.5	30	10.5%	8.5%	—%	Caa1 /*+ / C
US Cap II	B1	1,385.0	2,986.5	1,601.5	36	14.9%	8.5%	—%	B3 / C
US Cap III	B1	1,802.2	2,566.2	764.0	29	16.0%	12.7%	—%	Caa2 / C
Trapeza XII	C1	1,720.9	2,872.7	1,151.8	34	23.8%	11.6%	—%	C / C
Trapeza XIII	C1	1,852.3	3,599.0	1,746.7	47	18.4%	10.9%	—%	Ca / C
Pretsl XXII	A1	549.5	1,490.7	941.2	71	19.5%	12.6%	31.4%	A1 /*+ / A
Pretsl XXIV	A1	1,903.7	4,428.2	2,524.5	63	26.1%	14.4%	24.9%	A3 / BBB
Pretsl IV	Mez	145.1	215.7	70.6	6	18.1%	7.9%	19.0%	B1 / BB
Pretsl V	Mez	16.8	16.2	(0.6)	—	65.5%	—%	—%	C / WD
Pretsl VII	Mez	372.5	1,721.3	1,348.8	12	47.8%	11.2%	—%	Ca / WD
Pretsl XV	B1	924.4	2,127.9	1,203.6	57	11.6%	13.7%	—%	C /*+ / C
Pretsl XVII	C	708.2	1,439.8	731.7	37	19.0%	16.5%	—%	C / CC
Pretsl XVIII	C	1,586.3	2,796.7	1,210.4	56	21.4%	9.6%	—%	Ca / C
Pretsl XIX	C	693.8	1,233.1	539.3	52	10.6%	12.1%	—%	C / C
Pretsl XX	C	383.5	651.7	268.2	46	16.8%	16.2%	—%	C / C
Pretsl XXI	C1	888.7	2,760.7	1,872.0	53	19.0%	12.5%	—%	C / C
Pretsl XXIII	A-FP	695.3	2,112.8	1,417.5	95	21.1%	11.4%	18.3%	A1 /*+ / BBB
Pretsl XXIV	C1	667.8	811.4	143.6	63	26.1%	14.4%	—%	C / C
Pretsl XXV	C1	415.3	843.2	427.8	51	25.7%	12.6%	—%	C / C
Pretsl XXVI	C1	496.5	960.9	464.3	51	24.1%	14.9%	—%	C / C
Pref Pretsl IX	B2	405.3	690.2	284.9	29	23.6%	10.4%	—%	Caa1 /*+ / C
Pretsl X	C2	224.8	374.3	149.5	34	30.3%	10.2%	—%	Caa3 /*+ / C
		$31,652.7	$61,856.3	$30,203.6

(1)	At June 30, 2014, assumed recoveries for current deferrals and defaulted issuers ranged from 1.2% to 65.5%.

(2)	At June 30, 2014, assumed recoveries for expected deferrals and defaulted issuers ranged from 0.0% to 23.7%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years; with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity, are shown below.

	June 30, 2014
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$4,856	4,860
Due after one year through five years	4,746	4,763
Due after five years through ten years	—	—
Due after ten years	36,658	67,828
Total	$46,260	77,451
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At June 30, 2014, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognized any additional OTTI charges for the period ended June 30, 2014. At June 30, 2014, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $25.7 million ($15.2 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance of credit related OTTI, beginning of period	$111,375	113,700	$112,235	114,514
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(853)	(814)	(1,713)	(1,628)
Balance of credit related OTTI, end of period	$110,522	112,886	$110,522	112,886

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three and six months ended June 30, 2014 the Company recognized net gains on available-for-sale securities of $108,000 and $590,000. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security during the six months ended June 30, 2014 resulting in gross realized gains of $470,000. For the three and six months ended June 30, 2014 there were no sales of securities from held-to-maturity portfolio, however for the six months ended June 30, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee.
For the three months ended June 30, 2013, the Company realized a $7,000 gain on capital distributions of equity securities from the available-for-sale portfolio. For the six months ended June 30, 2013, proceeds from sales of securities from the available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 gross realized losses as well as a $7,000 gain on capital distributions of equity securities. There were no sales of securities from held-to-maturity portfolio for the three and six months ended June 30, 2013.

5.	Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2014 was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Residential mortgage loans	$5,880,281	5,692,810
Multi-family loans	4,387,205	3,985,517
Commercial real estate loans	2,734,756	2,485,937
Construction loans	167,358	194,542
Consumer and other loans	441,197	403,929
Commercial and industrial loans	300,813	265,836
Total loans excluding PCI loans	13,911,610	13,028,571
PCI loans	21,938	36,047
Net unamortized premiums and deferred loan costs (1)	(10,224)	(8,146)
Allowance for loan losses	(186,070)	(173,928)
Net loans	$13,737,254	12,882,544
(1) Included in unamortized premiums and deferred loan costs are accretable purchase accounting adjustments in connection with loans acquired.

Purchased Credit-Impaired Loans
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired in the Gateway Financial acquisition as of January 10, 2014:

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Roma Financial acquisition as of December 6, 2013:

December 6, 2013
(In thousands)
Contractually required principal and interest	$46,231
Contractual cash flows not expected to be collected (non-accretable difference)	(16,441)
Expected cash flows to be collected	29,790
Interest component of expected cash flows (accretable yield)	(3,425)
Fair value of acquired loans	$26,365

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$1,678	1,343	$4,154	1,457
Acquisitions	—	—	216	—
Accretion (1)	(277)	(131)	(2,969)	(245)
Net reclassification from non-accretable difference	—	—	—	—
Balance, end of period	$1,401	1,212	$1,401	1,212
(1) Includes the removal of $1.9 million accretable mark on PCI loans transferred to held for sale at lower of cost or market for the six months ended June 30, 2014. This transfer had no impact on income for the six months ended June 30, 2014.

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of the period	$180,706	149,639	$173,928	142,172
Loans charged off	(4,007)	(9,868)	(7,103)	(16,735)
Recoveries	1,371	946	2,245	1,530
Net charge-offs	(2,636)	(8,922)	(4,858)	(15,205)
Provision for loan losses	8,000	13,750	17,000	27,500
Balance at end of the period	$186,070	154,467	$186,070	154,467
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the three months ended June 30, 2014, the Company recorded an allowance of $842,000 related to PCI loans acquired.
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
The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting and Credit Risk Departments. A summary of loan loss allowances and the methodology employed to determine such allowances is presented to the Board of Directors on a quarterly basis.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers, its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Residential Mortgage Loans	Multi- Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928
Charge-offs	(3,806)	(292)	(2,128)	(285)	(283)	(309)	—	(7,103)
Recoveries	913	935	185	190	22	—	—	2,245
Provision	2,522	5,389	6,800	(2,343)	1,465	646	2,521	17,000
Ending balance-June 30, 2014	$51,389	48,135	51,514	6,509	10,477	2,498	15,548	186,070

Individually evaluated for impairment	$1,904	—	—	—	—	—	—	1,904
Collectively evaluated for impairment	49,485	48,135	51,514	6,509	10,477	2,498	15,548	184,166
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at June 30, 2014	$51,389	48,135	51,514	6,509	10,477	2,498	15,548	186,070

Loans:
Individually evaluated for impairment	$23,175	2,057	17,620	16,050	1,559	—	—	60,461
Collectively evaluated for impairment	5,857,106	4,385,149	2,717,135	151,308	299,254	441,197	—	13,851,149
Loans acquired with deteriorated credit quality	5,420	636	10,273	5,050	55	504	—	21,938
Balance at June 30, 2014	$5,885,701	4,387,842	2,745,028	172,408	300,868	441,701	—	13,933,548

	December 31, 2013
	Residential Mortgage Loans	Multi- Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(15,508)	(1,266)	(1,101)	(3,424)	(516)	(795)	—	(22,610)
Recoveries	2,528	219	65	315	604	135	—	3,866
Provision	19,371	13,297	14,346	(4,006)	5,091	735	1,666	50,500
Ending balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Individually evaluated for impairment	$2,066	—	—	—	—	—	—	2,066
Collectively evaluated for impairment	49,694	42,103	46,657	8,947	9,273	2,161	13,027	171,862
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Loans:
Individually evaluated for impairment	$20,987	15,313	11,713	17,037	1,612	—	—	66,662
Collectively evaluated for impairment	5,671,823	3,970,204	2,474,224	177,505	264,224	403,929	—	12,961,909
Loans acquired with deteriorated credit quality	5,541	691	19,390	7,719	2,586	120	—	36,047
Balance at December 31, 2013	$5,698,351	3,986,208	2,505,327	202,261	268,422	404,049	—	13,064,618
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
The following tables present the risk category of loans as of June 30, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,760,450	30,309	89,522	—	—	5,880,281
Multi-family	4,324,166	41,011	22,028	—	—	4,387,205
Commercial real estate	2,635,504	24,355	74,718	179	—	2,734,756
Construction	150,703	1,170	15,485	—	—	167,358
Commercial and industrial	285,265	5,662	9,886	—	—	300,813
Consumer and other	435,598	2,483	3,116	—	—	441,197
Total	$13,591,686	104,990	214,755	179	—	13,911,610
Need to tag consumer and other

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,584,728	23,252	84,830	—	—	5,692,810
Multi-family	3,919,808	49,199	16,510	—	—	3,985,517
Commercial real estate	2,389,086	23,739	73,112	—	—	2,485,937
Construction	158,576	7,847	28,119	—	—	194,542
Commercial and industrial	247,983	7,540	10,313	—	—	265,836
Consumer and other	400,890	1,065	1,974	—	—	403,929
Total	$12,701,071	112,642	214,858	—	—	13,028,571

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	June 30, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$22,845	10,378	73,755	106,978	5,773,303	5,880,281
Multi-family	12,840	—	1,874	14,714	4,372,491	4,387,205
Commercial real estate	12,092	2,532	12,642	27,266	2,707,490	2,734,756
Construction	—	—	13,023	13,023	154,335	167,358
Commercial and industrial	3,579	1,377	1,396	6,352	294,461	300,813
Consumer and other	1,746	736	3,116	5,598	435,599	441,197
Total	$53,102	15,023	105,806	173,931	13,737,679	13,911,610

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$17,779	7,358	66,079	91,216	5,601,594	5,692,810
Multi-family	1,408	218	3,588	5,214	3,980,303	3,985,517
Commercial real estate	16,380	10,247	2,091	28,718	2,457,219	2,485,937
Construction	302	527	16,181	17,010	177,532	194,542
Commercial and industrial	5,871	287	775	6,933	258,903	265,836
Consumer and other	897	168	1,973	3,038	400,891	403,929
Total	$42,637	18,805	90,687	152,129	12,876,442	13,028,571

The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	June 30, 2014		December 31, 2013
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	361	$79,670	304	$74,282
Construction	6	13,023	18	16,181
Multi-family	1	1,874	5	5,905
Commercial real estate	26	12,642	12	2,711
Commercial and industrial	10	1,396	4	1,281
Total non-accrual loans	404	$108,605	343	$100,360
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2014, these loans are comprised of 12 residential loans totaling $3.7 million. There were 8 residential TDR loans totaling $2.8 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of June 30, 2014, PCI loans totaled $21.9 million of which $11.5 million were current and $10.4 million were 90 days or more delinquent. As of December 31, 2013, PCI loans totaled $36.0 million of which $19.6 million were current and $16.4 million were 90 days or more delinquent.
At June 30, 2014 and December 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $60.5 million and $66.7 million, respectively, with allocations of the allowance for loan losses of $1.9 million and $2.1 million, respectively. During the three months ended June 30, 2014 and 2013, interest income received and recognized on these loans totaled $466,000 and $457,000, respectively. During the six months ended June 30, 2014 and 2013, interest income received and recognized on these loans totaled $1.1 million for both periods.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$6,589	8,941	—	5,213	257
Multi-family	2,057	5,817	—	10,787	56
Commercial real estate	17,620	17,620	—	12,854	372
Construction	16,050	17,244	—	16,720	107
Commercial and industrial	1,559	1,559	—	1,599	44
With an allowance recorded:
Residential mortgage	16,586	16,948	1,904	16,551	255
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	23,175	25,889	1,904	21,764	512
Multi-family	2,057	5,817	—	10,787	56
Commercial real estate	17,620	17,620	—	12,854	372
Construction	16,050	17,244	—	16,720	107
Commercial and industrial	1,559	1,559	—	1,599	44
Total impaired loans	$60,461	68,129	1,904	63,724	1,091

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$3,924	5,607	—	3,330	190
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
With an allowance recorded:
Residential mortgage	17,063	17,457	2,066	15,880	753
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	20,987	23,064	2,066	19,210	943
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
Total impaired loans	$66,662	92,222	2,066	66,800	2,353
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
Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following tables present the total troubled debt restructured loans at June 30, 2014 excluding PCI loans:

	June 30, 2014
	Accrual		Non-accrual		Total
	# of loans	amount	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Residential mortgage	38	$13,708	30	$9,473	68	$23,181
Multi-family	2	2,057	—	—	2	2,057
Commercial real estate	7	11,410	—	—	7	11,410
Commercial and industrial	2	1,559	—	—	2	1,559
Construction	2	3,566	—	—	2	3,566
	51	$32,300	30	$9,473	81	$41,773

The following tables present information about troubled debt restructurings which occurred during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	1	$191	$191	6	$2,658	$2,633
Multi-family	—	—	—	1	3,770	3,300
Commercial real estate	1	1,108	1,108	1	657	627
Construction	—	—	—	1	2,640	2,640

	Six Months Ended June 30,
	2014			2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	7	$2,546	$2,546	11	$5,527	$5,584
Multi-family	—	—	—	3	18,037	10,450
Commercial real estate	1	1,108	1,108	4	5,080	4,649
Construction	—	—	—	1	2,640	2,640
Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charges-offs for collateral dependant TDRs during the three and six months ended June 30, 2014. For three and six months ended June 30, 2013, charges-offs for collateral dependant TDRs were $667,000 and $3.4 million, respectively. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.9 million and $2.1 million at June 30, 2014 and December 31, 2013, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. For the three months ended June 30, 2014, there was 1 residential TDR that had a weighted average modified interest rate of approximately 3.25% compared to a yield of 5.25% prior to modification. For the six months ended June 30, 2014, there were 7 residential TDRs that had a weighted average modified interest rate of approximately 3.57% compared to a yield of 5.18%.
For the three months ended June 30, 2013, there were 6 residential TDRs that had a weighted average modified interest rate of approximately 3.43% compared to a rate of 5.17% prior to modification. For the six months ended June 30, 2013, there were 11 residential TDRs that had a weighted average modified interest rate of approximately 3.44% compared to a yield of 5.37% prior to modification.
Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the three and six months ended June 30, 2014, the Company originated 1 commercial loan at market terms for which the borrower had an existing troubled loan relationship. The borrower continues to show financial difficulties and therefore the origination of the new loan totaling $1.1 million was classified as a TDR.
For the three months ended June 30, 2013, there was 1 commercial real estate TDR which had a weighted average modified interest rate of approximately 2.88% as compared to a yield of 6.38% prior to modification. There was 1 multi-family TDR that had a weighted average modified interest rate of approximately 2.88% as compared to a rate of 6.73% prior to modification for the three months ended June 30, 2013. There were 4 commercial real estate TDRs that had a weighted average modified interest rate of approximately 5.26% compared to a rate of 7.29% and 3 multi-family TDRs that had a weighted average modified interest rate of approximately 3.40% as compared to a rate of 8.61% prior to modification for the six months ended June 30, 2013. For three and six months ended June 30, 2013, there was 1 construction TDR that had a weighted average modified interest rate of approximately 3.75% as compared to a rate of 5.00% prior to modification.
Loans modified as TDRs in the 12 months prior to June 30, 2014, for which there was a payment default consisted of three residential loans with a recorded investment of $882,000 at June 30, 2014. Loans modified as TDRs in the 12 months prior to June 30, 2013, for which there was a payment default consisted of two residential loans with a recorded investment of $1.1 million at June 30, 2013.
Loan Sales
During the three months ended March 31, 2014, the Company reclassified a pool of non-performing and PCI loans to loans held for sale. These loans were transfered at $26.0 million, which represented lower of cost or market at the time of transfer. The sale of the non-performing and PCI loans was completed during the three months ended June 30, 2014 and resulted in a net gain of approximately $1.3 million, of which $552,000 was included in gain on loan transactions and $701,000 was recorded as a recovery through the allowance.
During the three months ended June 30, 2013, the Company sold a pool of non-performing residential loans for $9.0 million. For the six months ended June 30, 2013, the Company sold $14.9 million of non-performing residential loans and one construction loan for $8.2 million. There was no gain or loss associated with any of the sales, as the loans were previously written down to estimated fair value.

6.     Deposits
Deposits are summarized as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Savings	$2,186,203	2,212,034
Checking accounts	3,708,151	3,163,250
Money market deposits	2,171,484	1,958,982
Total transaction accounts	8,065,838	7,334,266
Certificates of deposit	3,180,598	3,384,545
Total Deposits	$11,246,436	10,718,811

7.     Goodwill and Other Intangible Assets
The carrying amount of goodwill for the periods ended June 30, 2014 and December 31, 2013 was approximately $77.6 million.

The following table summarizes other intangible assets as of June 30, 2014 and December 31, 2013:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2014
Mortgage servicing rights	$27,690	(13,187)	(81)	14,422
Core deposit premiums	25,058	(8,505)	—	16,553
Other	300	(95)	—	205
Total other intangible assets	$53,048	(21,787)	(81)	31,180

December 31, 2013
Mortgage servicing rights	$44,801	(30,018)	(81)	14,702
Core deposit premiums	23,205	(6,569)	—	16,636
Other	300	(80)	—	220
Total other intangible assets	$68,306	(36,667)	(81)	31,558
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. During 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.62 billion and $1.71 billion at June 30, 2014 and December 31, 2013 respectively, all of which relate to residential mortgage loans. At June 30, 2014 and December 31, 2013, the servicing asset, included in intangible assets, had an estimated fair value of $14.4 million and $14.7 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.16% , a weighted average constant prepayment rate on mortgages of 10.08% and a weighted average life of 7.1 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. As the result of the acquisition of Gateway Financial in January 2014, the Company recorded $1.9 million in core deposit premiums.

8.     Equity Incentive Plan

During the three months ended June 30, 2014 and 2013, the Company recorded $12.9 million and $867,000 of share-based compensation expense, comprised of stock option expense of $1.7 million and $81,600 and restricted stock expense of $11.2 million and $785,800, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded $13.7 million and $1.7 million of share-based compensation expense, comprised of stock option expense of $1.8 million and $168,700 and restricted stock expense of $11.9 million and $1.5 million, respectively. Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding stock option and restricted share awards.

The following is a summary of the Company’s stock option activity and related information for its option plan for the six months ended June 30, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	11,299,351	$5.99	3.7	$45,652
Granted	124,644	10.19
Exercised	(1,389,665)	6.02
Forfeited	(2,346)	8.08
Expired	(44,625)	5.74
Outstanding at June 30, 2014	9,987,359	$6.04	3.2	$50,027
Exercisable at June 30, 2014	9,977,465	$6.04	3.2	$50,027
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding stock option awards as of May 7, 2014. Expected future expenses relating to the non-vested options outstanding as of June 30, 2014 is $37,000 over a weighted average period of 4.83 years.
The following is a summary of the status of the Company’s restricted shares as of June 30, 2014 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,655,585	$5.37
Granted	38,250	10.19
Vested	(2,685,457)	5.44
Forfeited	(8,378)	5.08
Non-vested at June 30, 2014	—	$—
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding restricted share awards and all applicable expenses were recognized during the period.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$580	450	$1,160	900
Interest cost	331	227	661	454
Expected return on plan assets	—	—	—	—
Amortization of:
Prior service cost	24	24	49	49
Net gain	158	165	316	330
Total net periodic benefit cost	$1,093	866	$2,186	1,733

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the six months ended June 30, 2014.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.4 million to the defined benefit pension plan during the six months ended June 30, 2014. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2014.

In connection with the acquisition of Roma Financial on December 6, 2013, the Company terminated the Roma defined benefit pension plan, with remaining liability being been fully accrued.  In connection with the acquisition of Gateway on January 10, 2014, the defined benefit pension plan was merged into Investors existing defined benefit pension plan.

10.     Comprehensive Income (Loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Three Months Ended June 30,
	2014			2013
	Gross	Tax	Net	Gross	Tax	Net
	(In thousands)
Net income	$24,782	(9,596)	15,186	$43,600	(15,524)	28,076
Other comprehensive loss:
Change in funded status of retirement obligations	184	(75)	109	239	(97)	142
Unrealized gain (loss) on securities available-for-sale	5,323	(2,168)	3,155	(14,760)	6,037	(8,723)
Net loss on securities reclassified from available-for- sale to held-to-maturity	—	—	—	(12,243)	5,001	(7,242)
Accretion of loss on securities reclassified to held-to- maturity from available-for-sale	737	(301)	436	—	—	—
Reclassification adjustment for gain included in net income	(4)	—	(4)	—	—	—
Other-than-temporary impairment accretion on debt securities	336	(137)	199	331	(135)	196
Total other comprehensive income (loss)	6,576	(2,681)	3,895	(26,433)	10,806	(15,627)
Total comprehensive income	$31,358	(12,277)	19,081	$17,167	(4,718)	12,449

	Six Months Ended June 30,
	2014			2013
	Gross	Tax	Net	Gross	Tax	Net
	(In thousands)
Net income	$79,715	(30,111)	49,604	$85,856	(30,613)	55,243
Other comprehensive loss:
Change in funded status of retirement obligations	369	(151)	218	478	(195)	283
Unrealized gain (loss) on securities available-for-sale	9,848	(3,963)	5,885	(18,236)	7,470	(10,766)
Net loss on securities reclassified from available-for- sale to held-to-maturity	—	—	—	(12,243)	5,001	(7,242)
Accretion of loss on securities reclassified to held-to- maturity from available-for-sale	1,469	(600)	869	—	—	—
Reclassification adjustment for gain included in net income	(233)	95	(138)	(684)	279	(405)
Other-than-temporary impairment accretion on debt securities	671	(274)	397	661	(270)	391
Total other comprehensive income (loss)	12,124	(4,893)	7,231	(30,024)	12,285	(17,739)
Total comprehensive income	$91,839	(35,004)	56,835	$55,832	(18,328)	37,504

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013:

	Change in funded status of retirement obligations	Net Unrealized gains (losses) on investment securities	Total accumulated other comprehensive loss
Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)
Net change	218	7,013	7,231
Balance - June 30, 2014	$(5,651)	(12,814)	(18,465)

Balance - December 31, 2012	$(5,879)	(1,728)	(7,607)
Net change	283	(18,022)	(17,739)
Balance - June 30, 2013	$(5,596)	(19,750)	(25,346)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(4)	—	$(233)	(684)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	6	8	13	17
Amortization of prior service cost	31	37	62	73
Amortization of net gain	147	194	294	388
Compensation and fringe benefits	184	239	369	478
Total before tax	180	239	131	(206)
Income tax benefit	(75)	(97)	(56)	84
Net of tax	$105	$142	$75	(122)

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively.

	Carrying Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,444	—	8,444	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	473,671	—	473,671	—
Federal National Mortgage Association	623,647	—	623,647	—
Government National Mortgage Association	150	—	150	—
Total mortgage-backed securities available-for-sale	1,097,468	—	1,097,468	—
Total securities available-for-sale	$1,105,912	—	1,105,912	—

	Carrying Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,444	—	8,444	—
Debt securities:
Government-sponsored enterprises	3,004	—	3,004	—
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	363,088	—	363,088	—
Federal National Mortgage Association	409,559	—	409,559	—
Government National Mortgage Association	267	—	267	—
Total mortgage-backed securities available-for-sale	772,914	—	772,914	—
Total securities available-for-sale	$785,032	—	784,362	670
There have been no changes in the methodologies used at June 30, 2014 from December 31, 2013, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance beginning of period (1)	$—	—	$670	—
Transfers from held-to-maturity	—	—	—	—
Total net (losses) gains for the period included in:
Net income	—	—	470	—
Other comprehensive income (loss)	—	—	(229)	—
Sales	—	—	(911)	—
Settlements	—	—	—	—
Balance end of period	$—	—	$—	—
(1) Represents a trust preferred security transferred to available-for-sale from held-to-maturity at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligation backed by trust preferred securities.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2014, the fair value model used prepayment speeds ranging from 3.23% to 22.86% and a discount rate of 10.16% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At June 30, 2014 appraisals were discounted in a range of 0%-25%.
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013. For the three months ended June 30, 2014 and December 31, 2013, there was no change to carrying value of MSR and impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at June 30, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	18.57%	$2,552	—	—	2,552
					$2,552	—	—	2,552

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2013
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	2.42%	$929	—	—	929
					$929	—	—	929

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following tables.

	June 30, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$301,391	301,391	301,391	—	—
Securities available-for-sale	1,105,912	1,105,912		1,105,912	—
Securities held-to-maturity	1,445,646	1,484,223		1,422,341	61,882
Stock in FHLB	143,260	143,260	143,260	—	—
Loans held for sale	13,752	13,752		13,752	—
Net loans	13,737,254	13,509,670		—	13,509,670
Financial liabilities:
Deposits, other than time deposits	8,065,838	8,065,838	8,065,838	—	—
Time deposits	3,180,598	3,199,151		3,199,151	—
Borrowed funds	2,429,085	2,471,195		2,471,195	—

	December 31, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$250,689	250,689	250,689	—	—
Securities available-for-sale	785,032	785,032	—	784,362	670
Securities held-to-maturity	831,819	839,064	—	790,460	48,604
Stock in FHLB	178,126	178,126	178,126	—	—
Loans held for sale	8,273	8,273	—	8,273	—
Net loans	12,882,544	12,598,551	—	—	12,598,551
Financial liabilities:
Deposits, other than time deposits	7,334,266	7,334,266	7,334,266	—	—
Time deposits	3,384,545	3,410,202	—	3,410,202	—
Borrowed funds	3,367,274	3,337,419	—	3,337,419	—
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value estimate of a significant portion of the Company’s financial instruments are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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
In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
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
On July 24, 2014, the Company declared a cash dividend of $0.04 per share to stockholders of record as of August 4, 2014, payable on August 18, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
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
On a quarterly basis, management's Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses. Loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss.
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
The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting and Credit Risk Departments. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
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
For commercial real estate loans, multi-family loans and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers, credit department and its loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining carrying value, we have the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage- backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at carrying value. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or carrying value, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes unobservable inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
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
In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the months ended June 30, 2014, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at lower yields. We have been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities and by growing our asset size; however, the recent flattening in the treasury yield curve places additional pressure on new loan origination yields. We continue to actively manage our interest rate risk as the current interest rate environment is forecasted to remain at current levels, with no likely increase in short-term rates until mid 2015. If this interest rate and yield curve environment continues, we will likely be subject to near-term net interest income compression. Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged as forecasted. In addition, the continued slowdown in mortgage banking activity, as compared to the prior year, will result in lower gains on sales of loans. We will continue to manage our interest rate risk.
Our results of operations are also significantly affected by general economic conditions. There is still uncertainty with respect to government regulation, debt levels, unemployement and sluggish growth. The national and regional unemployment rates, though improving, remain at elevated levels as workers begin to return to search for work. These factors coupled with the modest growth in the housing and real estate markets, have resulted in elevated credit costs on the loan portfolio. Despite these conditions, our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, as well as our diligence in resolving our problem loans.
On May 7, 2014, we completed our second step conversion. We sold a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering, and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. This capital raise will greatly enhance our ability to continue to grow the Company. We invested 50% of the net proceeds from the offering in Investors Bank, provided funding to our Employee Stock Ownership Plan for the purchase of 6,617,421 shares of common stock sold in the offering and contributed $20 million to Investors Charitable foundation through issuing 1,000,000 shares as well as a $10 million cash contribution. A substantial portion of the net proceeds were used to pay off short-term borrowings as they matured as well as invest in short-term investments and investment-grade debt obligations and mortgage-backed securities. We will use the remainder of the net proceeds for general corporate purposes, including paying cash dividends and repurchasing shares of our common stock, subject to applicable regulation.
On January 10, 2014, we completed the acquisition of Gateway Community Financial Corp. and its subsidiary, GCF Bank. On December 6, 2013, we completed the acquisition of Roma Financial Corporation and its subsidiaries, Roma Bank and RomAsia Bank.The geographic market areas of both Roma Financial and Gateway Community have significant potential and expand our footprint from the suburbs of Philadelphia to the boroughs of New York and Long Island.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $1.83 billion, or 11.7%, to $17.46 billion at June 30, 2014 from $15.62 billion at December 31, 2013. The acquisition of Gateway added $254.7 million in deposits and $195.1 million in loans, resulting in a bargain purchase gain of $1.5 million, net of tax. Net loans, including loans held for sale, increased by $860.2 million, or 6.7%, to $13.75 billion at June 30, 2014 from $12.89 billion at December 31, 2013. For the six months ended June 30, 2014, we originated $701.1 million in multi-family loans, $252.9 million in commercial real estate loans, $181.7 million in commercial and industrial loans, $52.4 million in consumer and other loans and $28.9 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.

We continue to stay focused on the execution of our strategic business plan to remain a high performing banking franchise headquartered in the New Jersey- New York region. We will continue to enhance shareholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.
Comparison of Financial Condition at June 30, 2014 and December 31, 2013
Total Assets. Total assets increased by $1.83 billion, or 11.7%, to $17.46 billion at June 30, 2014 from $15.62 billion at December 31, 2013. On May 7, 2014, the Company raised $2.15 billion in capital in its second step offering. As a result of deploying the proceeds, securities increased by $934.7 million, or 57.8%, to $2.55 billion at June 30, 2014 from $1.62 billion at December 31, 2013. Net loans, including loans held for sale, increased $860.2 million to $13.75 billion at June 30, 2014 from $12.89 billion at December 31, 2013. In addition, cash and cash equivalents increased by $50.7 million from $250.7 million at December 31, 2013 to $301.4 million at June 30, 2014.
Net Loans. Net loans, including loans held for sale, increased by $860.2 million, or 6.7%, to $13.75 billion at June 30, 2014 from $12.89 billion at December 31, 2013. This increase includes $195.1 million in loans acquired in conjunction with the Gateway acquisition. At June 30, 2014, total loans were $13.93 billion which included $5.89 billion in residential loans, $4.39 billion in multi-family loans, $2.75 billion in commercial real estate loans, $441.7 million in consumer and other loans, $300.9 million in commercial and industrial loans and $172.4 million in construction loans. For the six months ended June 30, 2014, we originated $701.1 million in multi-family loans, $252.9 million in commercial real estate loans, $181.7 million in commercial and industrial loans, $52.4 million in consumer and other loans and $28.9 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co which originated $351.1 million in residential mortgage loans with $62.8 million being sold to third party investors and $288.3 million were added to our portfolio for the six months ended June 30, 2014. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended June 30, 2014, we purchased loans totaling $149.4 million from these entities.
Our portfolio also contains interest-only one to four family mortgage loans in which the borrower makes only interest payments for the first five, seven, or ten years of the mortgage loan term. This feature will result in future increases in the borrower's loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect the borrower's ability to repay the loan. The amount of interest-only one-to four-family mortgage loans outstanding was $316.0 million at June 30, 2014 compared to $341.7 million at December 31, 2013. The ability of borrowers to repay their obligations is dependent upon various factors including the borrower's income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of our lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond our control. We, therefore, are subject to risk of loss. We maintained stricter underwriting criteria for these interest-only loans than we do for our amortizing loans. We believe these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The allowance for loan losses increased by $12.1 million to $186.1 million at June 30, 2014 from $173.9 million at December 31, 2013. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.

Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired ("PCI") loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial and Marathon Bank. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held for sale) on the dates indicated as well as certain asset quality ratios.

	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	361	$79.7	348	$79.4	304	$74.3	305	$75.1	286	$72.0
Construction	6	13.0	5	13.0	18	16.2	7	14.2	9	21.8
Multi-family	1	1.9	3	0.4	5	5.9	9	16.8	10	17.2
Commercial real estate	26	12.6	15	2.9	12	2.7	3	1.6	3	2.0
Commercial and industrial	10	1.4	9	1.9	4	1.3	8	1.9	6	1.5
Total non-accrual loans	404	$108.6	380	$97.6	343	$100.4	332	$109.6	314	$114.5
Accruing troubled debt restructured loans	51	$32.3	50	$37.6	50	$39.6	36	$24.5	29	$19.7
Non-accrual loans to total loans		0.78%		0.72%		0.77%		0.95%		1.04%
Allowance for loan loss as a percent of non-accrual loans		171.33%		185.00%		173.30%		152.18%		134.90%
Allowance for loan loss as a percent of total loans		1.34%		1.33%		1.33%		1.45%		1.40%
Total non-accrual loans increased to $108.6 million at June 30, 2014 compared to $100.4 million at December 31, 2013. Despite the slight increase, we continue to diligently resolve our troubled loans. Our allowance for loan loss as a percent of total loans is 1.34%. At June 30, 2014, there were $41.8 million of loans deemed troubled debt restructuring, of which $23.2 million were residential and consumer loans, $11.4 million were commercial real estate loans, $3.6 million were construction loans, $2.1 million were multi-family loans and $1.5 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $32.3 million were classified as accruing and $9.5 million were classified as non-accrual at June 30, 2014.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans for which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2014, the Company had potential problem loans totaling $32.4 million, which were comprised of 27 commercial real estate loans for $14.6 million, 13 commercial and industrial loans for $5.0 million and five multi-family loans for $12.8 million. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.78% at June 30, 2014 compared to 0.77% at December 31, 2013. The allowance for loan losses as a percentage of non-accrual loans was 171.33% at June 30, 2014 compared to 173.30% at December 31, 2013. At June 30, 2014 and December 31, 2013, our allowance for loan losses as a percentage of total loans was 1.34% and 1.33%, respectively.

At June 30, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $60.5 million, of which $16.6 million of impaired loans had a specific allowance for credit losses of $1.9 million and $43.9 million of impaired loans had no specific allowance for credit losses. At December 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $66.7 million, of which $17.1 million of impaired loans had a related allowance for credit losses of $2.1 million and $49.6 million of impaired loans had no related allowance for credit losses.
The following table sets forth the allowance for loan losses at June 30, 2014 and December 31, 2013 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2014		December 31, 2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$51,389	42.24%	$51,760	43.62%
Multi-family loans	48,135	31.49%	42,103	30.51%
Commercial real estate loans	51,514	19.70%	46,657	19.18%
Construction loans	6,509	1.24%	8,947	1.55%
Commercial and industrial loans	10,477	2.16%	9,273	2.05%
Consumer and other loans	2,498	3.17%	2,161	3.09%
Unallocated	15,548	—	13,027	—
Total allowance	$186,070	100.00%	$173,928	100.00%
The allowance for loan losses increased by $12.1 million to $186.1 million at June 30, 2014 from $173.9 million at December 31, 2013. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."
Securities. Securities, in the aggregate, increased by $934.7 million, or 57.8%, to $2.55 billion at June 30, 2014 from $1.62 billion at December 31, 2013. This increase is attributed to using a portion of the proceeds from the Company's second step offering to purchase shorter duration investment securities.
Other Assets, Stock in the Federal Home Loan Bank. The amount of stock we own in the Federal Home Loan Bank ("FHLB") was $143.3 million at June 30, 2014 and $178.1 million at December 31, 2013. The amount of stock we own in the FHLB is related to the balance of borrowings, therefore the decrease in borrowings has an impact on the balance in the FHLB stock owned. Other assets was $6.5 million at June 30, 2014 and $14.4 million at December 31, 2013. Bank owned life insurance was $162.6 million at June 30, 2014 and $152.8 million at December 31, 2013.
Deposits. Deposits increased by $527.6 million or 4.9% from $10.72 billion at December 31, 2013 to $11.25 billion at June 30, 2014. This increase includes $254.7 million in deposits added in conjunction with the Gateway acquisition. Core deposits increased $731.6 million or 10.0%, partially offset by a $203.9 million decrease in certificates of deposit. Core deposits represents over 72% of our total deposit portfolio.
Borrowed Funds. Borrowed funds decreased $938.2 million, or 27.9%, to $2.43 billion at June 30, 2014 from $3.37 billion at December 31, 2013. In connection with the second step capital offering, the Company raised net proceeds of $2.15 billion and used approximately half of the proceeds to pay down maturing, short term borrowings.
Stockholders’ Equity. Stockholders' equity increased $2.18 billion to $3.52 billion at June 30, 2014 from $1.33 billion at December 31, 2013. The increase is primarily related to the impact of the Company's second step capital offering, net income of $49.6 million for the six months ended June 30, 2014 and a $7.2 million decrease to other comprehensive loss. Stockholders' equity was also impacted by the declaration of cash dividends totaling $0.04 per common share for the six months ended June 30, 2014 which resulted in a decrease of $14.0 million.

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

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$589,563	$274	0.19%	$123,220	$11	0.04%
Securities available-for-sale	921,620	4,478	1.94	1,340,391	5,372	1.60
Securities held-to-maturity	1,273,410	8,095	2.54	204,748	2,747	5.37
Net loans	13,489,800	149,531	4.43	10,688,759	122,636	4.59
Stock in FHLB	149,788	1,711	4.57	164,710	1,428	3.47
Total interest-earning assets	16,424,181	164,089	4.00	12,521,828	132,194	4.22
Non-interest-earning assets	720,803			562,779
Total assets	$17,144,984			$13,084,607
Interest-bearing liabilities:
Savings deposits	$2,222,746	$1,664	0.30%	$1,750,081	$1,542	0.35%
Interest-bearing checking	2,262,603	2,094	0.37	1,697,260	1,622	0.38
Money market accounts	2,160,119	2,823	0.52	1,547,331	1,655	0.43
Certificates of deposit	3,301,027	7,804	0.95	2,816,048	7,431	1.06
Total interest-bearing deposits	9,946,495	14,385	0.58	7,810,720	12,250	0.63
Borrowed funds	2,599,744	14,941	2.30	3,063,327	15,235	1.99
Total interest-bearing liabilities	12,546,239	29,326	0.93	10,874,047	27,485	1.01
Non-interest-bearing liabilities	1,923,141			1,112,583
Total liabilities	14,469,380			11,986,630
Stockholders’ equity	2,675,604			1,097,977
Total liabilities and stockholders’ equity	$17,144,984			$13,084,607
Net interest income		$134,763			$104,709
Net interest rate spread(1)			3.07%			3.21%
Net interest-earning assets(2)	$3,877,942			$1,647,781
Net interest margin(3)			3.28%			3.34%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31x			1.15x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$400,528	$309	0.15%	$118,956	$21	0.04%
Securities available-for-sale	847,166	8,539	2.02	1,355,948	10,735	1.58
Securities held-to-maturity	1,126,782	14,457	2.57	187,159	5,498	5.88
Net loans	13,355,535	295,501	4.43	10,527,405	242,496	4.61
Stock in FHLB	163,795	3,908	4.77	154,785	2,878	3.72
Total interest-earning assets	15,893,806	322,714	4.06	12,344,253	261,628	4.24
Non-interest-earning assets	733,382			556,305
Total assets	$16,627,188			$12,900,558
Interest-bearing liabilities:
Savings deposits	$2,241,784	$3,320	0.30%	$1,744,802	$3,219	0.37%
Interest-bearing checking	2,291,449	3,910	0.34	1,718,649	3,080	0.36
Money market accounts	2,095,819	5,628	0.54	1,566,555	3,342	0.43
Certificates of deposit	3,386,598	15,899	0.94	2,871,314	15,297	1.07
Total interest-bearing deposits	10,015,650	28,757	0.57	7,901,320	24,938	0.63
Borrowed funds	2,975,855	30,004	2.02	2,848,563	29,940	2.10
Total interest-bearing liabilities	12,991,505	58,761	0.90	10,749,883	54,878	1.02
Non-interest-bearing liabilities	1,604,634			1,063,619
Total liabilities	14,596,139			11,813,502
Stockholders’ equity	2,031,049			1,087,056
Total liabilities and stockholders’ equity	$16,627,188			$12,900,558
Net interest income		$263,953			$206,750
Net interest rate spread(1)			3.16%			3.22%
Net interest-earning assets(2)	$2,902,301			$1,594,730
Net interest margin(3)			3.32%			3.35%
Ratio of interest-earning assets to total interest-bearing liabilities	1.22x			1.15x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and 2013
Net Income. Net income for the three months ended June 30, 2014 was $15.2 million compared to net income of $28.1 million for the three months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $49.6 million compared to net income of $55.2 million for the six months ended June 30, 2013.
Net Interest Income. Net interest income increased by $30.1 million, or 28.7%, to $134.8 million for the three months ended June 30, 2014 from $104.7 million for the three months ended June 30, 2013. The increase was primarily due to the average balance of interest earning assets increasing $3.91 billion to $16.42 billion at June 30, 2014 compared to $12.52 billion at June 30, 2013, as well as an 8 basis point decrease in our cost of interest-bearing liabilities to 0.93% for the three months ended June 30, 2014 from 1.01% for the three months ended June 30, 2013. These were partially offset by the average balance of our interest bearing liabilities increasing $1.67 billion to $12.55 billion at June 30, 2014 compared to $10.87 billion at June 30, 2013, as well as the yield on our interest-earning assets decreasing 22 basis points to 4.00% for the three months ended June 30, 2014 from 4.22% for the three months ended June 30, 2013. The net interest spread decreased by 14 basis points to 3.07% for the three months ended June 30, 2014 from 3.21% for the three months ended June 30, 2013 as the proceeds from the second step capital offering were temporarily invested in short term investments.
Net interest income increased by $57.2 million, or 27.7%, to $264.0 million for the six months ended June 30, 2014 from $206.8 million for the six months ended June 30, 2013. The increase was primarily due to the average balance of interest earning assets increasing $3.55 billion to $15.89 billion at June 30, 2014 compared to $12.34 billion at June 30, 2013, as well as a 12 basis point decrease in our cost of interest-bearing liabilities to 0.90% for the six months ended June 30, 2014 from 1.02% for the six months ended June 30, 2013. These were partially offset by the average balance of our interest bearing liabilities increasing $2.24 billion to $12.99 billion at June 30, 2014 compared to $10.75 billion at June 30, 2013, as well as the yield on our interest-earning assets decreasing 18 basis points to 4.06% for the six months ended June 30, 2014 from 4.24% for the six months ended June 30, 2013. The net interest spread decreased by 6 basis points to 3.16% for the six months ended June 30, 2014 from 3.22% for the six months ended June 30, 2013 as the yield on interest earning assets declined 18 basis points while the cost of interest bearing liabilities declined 12 basis points.
Interest and Dividend Income. Total interest and dividend income increased by $31.9 million, or 24.1%, to $164.1 million for the three months ended June 30, 2014 from $132.2 million for the three months ended June 30, 2013. This increase is attributed to the average balance of interest-earning assets increasing $3.91 billion or 31.2%, to $16.42 billion for the three months ended June 30, 2014 from $12.52 billion for the three months ended June 30, 2013 as a result of organic growth and acquisitions. This was partially offset by the weighted average yield on interest-earning assets decreasing 22 basis points to 4.00% for the three months ended June 30, 2014 compared to 4.22% for the three months ended June 30, 2013.
Interest income on loans increased by $26.9 million, or 21.9%, to $149.5 million for the three months ended June 30, 2014 from $122.6 million for the three months ended June 30, 2013, reflecting a $2.80 billion or 26.2%, increase in the average balance of net loans to $13.49 billion for the three months ended June 30, 2014 from $10.69 billion for the three months ended June 30, 2013. The increase is primarily attributed to the average balance of multi-family loans, residential and commercial real estate loans increasing $988.2 million, $953.4 million and $624.7 million, respectively, as we continue to grow our loan portfolio. Additionally, the average yield on net loans decreased 16 basis points to 4.43% for the three months ended June 30, 2014 from 4.59% for the three months ended June 30, 2013. The decrease in the average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $4.8 million for the three months ended June 30, 2014 from $3.6 million for the three months ended June 30, 2013.
Interest income on all other interest-earning assets, excluding loans, increased by $5.0 million or 52.3%, to $14.6 million for the three months ended June 30, 2014 from $9.6 million for the three months ended June 30, 2013. The increase is attributed to the $1.11 billion increase in the average balance of all other interest-earning assets, excluding loans, to $2.93 billion for the three months ended June 30, 2014 from $1.83 billion for the three months ended June 30, 2013. A portion of the second step capital offering proceeds were used to purchase short term investment securities. This increase was partially offset by an 11 basis point decrease in the average yield on interest-earning assets, excluding loans to 1.98% for the three months ended June 30, 2014 compared to 2.09% for the three months ended June 30, 2013.
Total interest and dividend income increased by $61.1 million, or 23.3%, to $322.7 million for the six months ended June 30, 2014 from $261.6 million for the six months ended June 30, 2013. This increase is attributed to the average balance of interest-earning assets increasing $3.55 billion, or 28.8%, to $15.89 billion for the six months ended June 30, 2014 from $12.34 billion for the six months ended June 30, 2013. This was partially offset by the weighted average yield on interest-earning assets decreasing 18 basis points to 4.06% for the six months ended June 30, 2014 compared to 4.24% for the six months ended June 30, 2013.

Interest income on loans increased by $53.0 million, or 21.9%, to $295.5 million for the six months ended June 30, 2014 from $242.5 million for the six months ended June 30, 2013, reflecting a $2.83 billion, or 26.9%, increase in the average balance of net loans to $13.36 billion for the six months ended June 30, 2014 from $10.53 billion for the six months ended June 30, 2013. The increase is primarily attributed to the average balance of multi-family loans, residential loans and commercial real estate loans increasing $1.01 billion, $976.5 million and $599.2 million, respectively as we continue to grow our loan portfolio. These increases were partially offset by an 18 basis point decrease in the average yield on net loans to 4.43% for the six months ended June 30, 2014 from 4.61% for the six months ended June 30, 2013. The decrease in the average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $8.9 million for the six months ended June 30, 2014 from $6.7 million for the six months ended June 30, 2013.
Interest income on all other interest-earning assets, excluding loans, increased by $8.1 million, or 42.2%, to $27.2 million for the six months ended June 30, 2014 from $19.1 million for the six months ended June 30, 2013. The average balance of all other interest-earning assets, excluding loans, increased by $725.6 million to $2.54 billion for the six months ended June 30, 2014 from $1.81 billion for the six months ended June 30, 2013. A portion of second step capital offering proceeds were used to purchase short term investment securities. In addition, the weighted average yield on interest-earning assets, excluding loans, increased by 3 basis points to 2.14% for the six months ended June 30, 2014 compared to 2.11% for the six months ended June 30, 2013.
Interest Expense.Total interest expense increased by $1.8 million, or 6.7%, to $29.3 million for the three months ended June 30, 2014 from $27.5 million for the three months ended June 30, 2013. This increase is due to the average balance of total interest-bearing liabilities increasing by $1.67 billion, or 15.4%, to $12.55 billion for the three months ended June 30, 2014 from $10.87 billion for the three months ended June 30, 2013. This increase is partially offset by the weighted average cost of total interest-bearing liabilities decreasing 8 basis points to 0.93% for the three months ended June 30, 2014 compared to 1.01% for the three months ended June 30, 2013 as deposit rates reflect the current interest rate environment.
Interest expense on interest-bearing deposits increased $2.1 million, or 17.4% to $14.4 million for the three months ended June 30, 2014 from $12.3 million for the three months ended June 30, 2013. This increase is attributed to the average balance of total interest-bearing deposits increasing $2.14 billion, or 27.3% to $9.95 billion for the three months ended June 30, 2014 from $7.81 billion for the three months ended June 30, 2013. Average balances of core deposit accounts- savings, checking and money market- increased $1.65 billion year over year. This increase was partially offset by a 5 basis point decrease in the average cost of interest-bearing deposits to 0.58% for the three months ended June 30, 2014 from 0.63% for the three months ended June 30, 2013 as deposit rates reflect the current interest rate environment.
Interest expense on borrowed funds decreased by $294,000 or 1.9%, to $14.9 million for the three months ended June 30, 2014 from $15.2 million for the three months ended June 30, 2013. This decrease is attributed to the average balance of borrowed funds decreasing $463.6 million or 15.1%, to $2.60 billion for the three months ended June 30, 2014 from $3.06 billion for the three months ended June 30, 2013. Approximately half of the proceeds from the second step capital offering were used to pay down maturing, short term borrowings. This decrease was partially offset by a 31 basis point increase to the average cost of borrowings to 2.30% for the three months ended June 30, 2014 from 1.99% for the three months ended June 30, 2013.
Total interest expense increased by $3.9 million, or 7.1%, to $58.8 million for the six months ended June 30, 2014 from $54.9 million for the six months ended June 30, 2013. This increase is attributed to the average balance of total interest-bearing liabilities increasing by $2.24 billion, or 20.9%, to $12.99 billion for the six months ended June 30, 2014 from $10.75 billion for the six months ended June 30, 2013. This increase was partially offset by the weighted average cost of total interest-bearing liabilities decreasing 12 basis points to 0.90% for the six months ended June 30, 2014 compared to 1.02% for the six months ended June 30, 2013.
Interest expense on interest-bearing deposits increased $3.8 million, or 15.3% to $28.8 million for the six months ended June 30, 2014 from $24.9 million for the six months ended June 30, 2013. This increase is attributed to the average balance of total interest-bearing deposits increasing $2.11 billion, or 26.8% to $10.02 billion for the six months ended June 30, 2014 from $7.90 billion for the six months ended June 30, 2013. Average balances of core deposit accounts- savings, checking and money market- increased $1.60 billion for the six months ended June 30, 2014. This increase was partially offset by a 6 basis point decrease in the average cost of interest-bearing deposits to 0.57% for the six months ended June 30, 2014 from 0.63% for the six months ended June 30, 2013 as deposit rates reflect the lower interest rate environment.
Interest expense on borrowed funds increased by $64,000, or 0.2%, to $30.0 million for the six months ended June 30, 2014 from $29.9 million for the six months ended June 30, 2013. This increase is attributed to the the average balance of borrowed funds increasing by $127.3 million or 4.5%, to $2.98 billion for the six months ended June 30, 2014 from $2.85 billion for the six months ended June 30, 2013. This increase is partially offset by the average cost of borrowed funds decreasing 8 basis points to 2.02% for the six months ended June 30, 2014 from 2.10% for the six months ended June 30, 2013.

Provision for Loan Losses. Our provision for loan losses was $8.0 million for the three months ended June 30, 2014 compared to $13.8 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, net charge-offs were $2.6 million compared to $8.9 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, our provision for loan losses was $17.0 million compared to $27.5 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net charge-offs were $4.9 million compared to $15.2 million for the six months ended June 30, 2013. Our provision for the three and six months ended June 30, 2014 is a result of continued growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans and delinquent loans. While the economic and real estate conditions in our lending area have improved slightly, management is cautiously optimistic and continues to be prudent in assessing the Company's credit risk. The Federal Reserve Board has stated it will continue to hold short term interest rates at low rates until 2015 unless economic conditions greatly improve.
    During the three months ended March 31, 2014, the Company reclassified a pool of non-performing and PCI loans to loans held for sale. These loans were transfered at $26.0 million, which represented lower of cost or market at the time of transfer. The sale of the non-performing and PCI loans was completed during the three months ended June 30, 2014 and resulted in a net gain of approximately $1.3 million, of which $552,000 was included in gain on loan transactions and $701,000 was recorded as a recovery through the allowance.
During the three months ended June 30, 2013, the Company sold a pool of non-performing residential loans for $9.0 million. For the six months ended June 30, 2013, the Company sold $14.9 million of non-performing residential loans and one construction loan for $8.2 million. There was no gain or loss associated with any of the sales, as the loans were previously written down to estimated fair value.
Non-Interest Income. Total non-interest income increased by $635,000 or 6.7% to $10.2 million for the three months ended June 30, 2014 from $9.5 million for the three months ended June 30, 2013. The higher income is attributed to fees and service charges, income on bank owned life insurance and gains on security transactions of $399,000, $303,000 and $101,000, respectively. In addition, other income increased $770,000 primarily as a result of income on non-deposit investment products. These increases are offset by a decrease in gain on loan transactions of $739,000 to $1.3 million for the three months ended June 30, 2014 due to lower volume of sales in the secondary market.
Total non-interest income increased by $2.5 million, or 12.7% to $22.1 million for the six months ended June 30, 2014 from $19.6 million for the six months ended June 30, 2013. Included in other income for the six months ended June 30, 2014 is a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. Additionally, fees and service charges and income on bank owned life insurance increased $830,000 and $477,000, respectively, for the six months ended June 30, 2014. These increases were offset by a $2.2 million decrease in gain on the sale of loans to $2.9 million for the six months ended June 30, 2014 as compared to $5.1 million for the six months ended June 30, 2013 due to lower volume of sales in the secondary market.
Non-Interest Expenses. Total non-interest expenses increased by $55.3 million, or 97.1%, to $112.2 million for the three months ended June 30, 2014 from $56.9 million for the three months ended June 30, 2013. Compensation and fringe benefits increased $24.2 million for the three months ended June 30, 2014, which includes $13.0 million related to the accelerated vesting of all stock option and restricted stock plans upon the completion of the second step capital offering. The remaining increase in compensation and fringe benefits relate to staff additions pertaining to the acquisitions of Roma Financial Corporation and Gateway, completed in December 2013 and January 2014, respectively, as well as increased staff to support our continued growth and normal merit increases. Full time equivalent employees were 1,619 as of June 30, 2014, an increase of 31% from June 30, 2013. Other operating expenses increased by $2.6 million to $7.2 million for the three months ended June 30, 2014 from $4.6 million for the three months ended June 30, 2013. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering, comprised of 1,000,000 shares of common stock and $10.0 million in cash. Occupancy expense, data processing fees, professional fees and advertising expenses have increased by $2.8 million, $2.7 million, $1.4 million and $1.0 million, respectively, for the three months ended June 30, 2014. These increases are primarily the result of our recent acquisitions and organic growth.
Total non-interest expenses increased by $76.3 million, or 67.5%, to $189.4 million for the six months ended June 30, 2014 from $113.0 million for the six months ended June 30, 2013. Included in non-interest expense is $803,000 of one time costs related to the acquisition of Gateway. Compensation and fringe benefits increased $34.1 million for the six months ended June 30, 2014, which includes $13.0 million related to the accelerated vesting of all stock option and restricted stock plans upon the completion of the second step capital offering. In addition, compensation expense included approximately $1.0 million related to retention and severance payments to former Roma Financial Corporation employees. The remaining increase in compensation and fringe benefits relate to staff additions pertaining to the acquisitions of Roma Financial Corporation and Gateway, as well as increased staff to support our continued growth and normal merit increases. Other operating expenses increased by $4.0 million to $13.3 million for the six months ended June 30, 2014 from $9.3 million for the six months ended June 30, 2013. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering. Occupancy expense, data processing fees, professional fees and advertising expenses have increased by $6.3 million, $5.2 million, $2.5 million and $1.7 million, respectively, for the six months ended June 30, 2014. These increases are primarily the result of our recent acquisitions and organic growth.
Income Tax Expense. Income tax expense was $9.6 million for the three months ended June 30, 2014, representing a 38.72% effective tax rate compared to income tax expense of $15.5 million for the three months ended June 30, 2013 representing a 35.61% effective tax rate.
Income tax expense was $30.1 million for the six months ended June 30, 2014, representing a 38.63% effective tax rate compared to income tax expense of $30.6 million for the six months ended June 30, 2013 representing a 35.66% effective tax rate.
For the six months ended June 30, 2014, there was a change in New York state tax law which will likely result in the Company paying higher New York state taxes in future periods. The Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company recognized a $680,000 write up to its deferred tax assets during the first quarter of 2014, which is a discrete item, reflected as a reduction of income tax expense. The Company will continue to monitor the impact of this tax law change.
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
In connection with the second step capital offering, the Company raised net proceeds of $2.15 billion and used approximately half of the proceeds to pay down maturing, short term borrowings. As a result, the Company had no overnight borrowings outstanding with FHLB at June 30, 2014 as compared to $707.0 million at December 31, 2013. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.43 billion at June 30, 2014, a decrease of $938,000 from $3.37 billion at December 31, 2013.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2014, outstanding commitments to originate loans totaled $674.5 million; outstanding unused lines of credit totaled $660.3 million; standby letters of credit totaled $22.6 million and outstanding commitments to sell loans totaled $21.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.03 billion at June 30, 2014. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
As of June 30, 2014, the Bank exceeded all regulatory capital requirements as follows:

	June 30, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$2,408,142	19.39%	$993,574	8.00%
Tier I capital (to risk-weighted assets)	2,252,516	18.14	496,787	4.00
Tier I capital (to average assets)	2,252,516	13.22	681,429	4.00

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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2014:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$2,429,085	328,000	185,376	275,000	1,640,709
Commitments to originate and purchase loans	$674,498	674,498	—	—	—
Commitments to sell loans	$21,000	21,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $100.0 million of the borrowings are callable at the option of the lender. Additionally, at June 30, 2014, the Company’s commitments to fund unused lines of credit totaled $660.3 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes capitalized and operating lease obligations. These contractual obligations as of June 30, 2014 have not changed significantly from December 31, 2013.
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
The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Committee, which consists of senior management and executives, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Asset Liability Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable rate first mortgages. At June 30, 2014, approximately 36.8% of our residential portfolio was in variable rate products, while 63.2% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2014, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,060,928	(98,408)	(3.1)%	$501,035	(23,348)	(4.5)%
0bp	$3,159,336	—	—	$524,383	—	—
-100bp	$3,330,141	170,805	5.4%	$524,964	581	0.1%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at June 30, 2014, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 3.1% decrease in NPV and a $23.3 million, or 4.5%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.4% increase in NPV and a $581,000, or 0.1%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	$—	$—	5,174,343
May 1, 2014 through May 31, 2014	1,101,694	10.52	11,591,553	—
June 1, 2014 through June 30, 2014	—	—	—	—
Total	1,101,694	$10.52	$11,591,553

(1) The second step conversion resulted in the accelerated vesting of all outstanding stock awards. The withholding of shares for payment of taxes with respect of these awards resulted in treasury stock of 1,101,694 shares, reflected in the table above. The existing stock repurchase plan was terminated in conjunction with the second step conversion and the Board will institute a new repurchase plan when appropriate.

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

INVESTORS BANCORP, INC.

Date: August 11, 2014	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)