Form 10-Q
period 2014-09-30
Investors Bancorp, Inc.
filed 2014-11-10
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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

As of November 3, 2014, the registrant had 358,860,852 shares of common stock, par value $0.01 per share, issued and 357,759,158 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and cash equivalents	$238,166	250,689
Securities available-for-sale, at estimated fair value	1,045,962	785,032
Securities held-to-maturity, net (estimated fair value of $1,547,389 and $839,064 at September 30, 2014 and December 31, 2013, respectively)	1,514,374	831,819
Loans receivable, net	14,169,323	12,882,544
Loans held-for-sale	6,986	8,273
Stock in the Federal Home Loan Bank	140,990	178,126
Accrued interest receivable	53,742	47,448
Other real estate owned	5,731	8,516
Office properties and equipment, net	157,452	138,105
Net deferred tax asset	222,861	216,206
Bank owned life insurance	163,152	152,788
Goodwill and Intangible assets	107,775	109,129
Other assets	6,784	14,395
Total assets	$17,833,298	15,623,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$11,471,598	10,718,811
Borrowed funds	2,536,594	3,367,274
Advance payments by borrowers for taxes and insurance	87,874	67,154
Other liabilities	189,078	135,504
Total liabilities	14,285,144	14,288,743
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 358,859,752 issued and 357,758,058 outstanding at September 30, 2014; 367,041,688 issued and 353,046,057outstanding at December 31, 2013, respectively	3,589	1,519
Additional paid-in capital	2,861,597	720,766
Retained earnings	807,879	734,563
Treasury stock, at cost; 1,101,694 shares at September 30, 2014; 13,995,631 shares at December 31, 2013	(11,592)	(67,046)
Unallocated common stock held by the employee stock ownership plan	(93,273)	(29,779)
Accumulated other comprehensive loss	(20,046)	(25,696)
Total stockholders’ equity	3,548,154	1,334,327
Total liabilities and stockholders’ equity	$17,833,298	15,623,070
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$152,397	127,186	$447,899	369,682
Securities:
Equity	24	18	89	41
Government-sponsored enterprise obligations	12	1	35	3
Mortgage-backed securities	11,704	7,123	31,808	20,336
Municipal bonds and other debt	1,339	1,406	4,128	4,401
Other Investments	—	—	14	—
Interest-bearing deposits	70	20	379	41
Federal Home Loan Bank stock	1,512	1,643	5,420	4,521
Total interest and dividend income	167,058	137,397	489,772	399,025
Interest expense:
Deposits	14,489	11,730	43,245	36,668
Borrowed funds	14,724	15,243	44,728	45,183
Total interest expense	29,213	26,973	87,973	81,851
Net interest income	137,845	110,424	401,799	317,174
Provision for loan losses	9,000	13,750	26,000	41,250
Net interest income after provision for loan losses	128,845	96,674	375,799	275,924
Non-interest income:
Fees and service charges	5,173	5,003	15,330	14,330
Income on bank owned life insurance	1,632	694	3,598	2,182
Gain on loan transactions, net	856	2,226	3,764	7,302
Gain on securities transactions	29	15	669	706
Gain on sale of other real estate owned, net	270	226	733	688
Other income	1,912	1,327	7,893	3,910
Total non-interest income	9,872	9,491	31,987	29,118
Non-interest expense:
Compensation and fringe benefits	40,137	31,592	133,166	90,472
Advertising and promotional expense	3,046	2,023	9,001	6,234
Office occupancy and equipment expense	12,040	10,386	37,023	29,026
Federal deposit insurance premiums	2,750	3,800	11,550	11,050
Stationery, printing, supplies and telephone	939	866	3,335	2,444
Professional fees	4,121	2,789	11,685	7,885
Data processing service fees	6,381	4,694	19,686	12,786
Contribution to charitable foundation	—	—	20,000	—
Other operating expenses	7,170	4,681	20,492	13,955
Total non-interest expenses	76,584	60,831	265,938	173,852
Income before income tax expense	62,133	45,334	141,848	131,190

Income tax expense	23,092	16,053	53,204	46,666
Net income	$39,041	29,281	$88,644	84,524
Basic earnings per share	$0.11	0.11	$0.26	0.31
Diluted earnings per share	$0.11	0.11	$0.25	0.30
Weighted average shares outstanding
Basic	343,493,691	275,229,343	344,494,901	274,801,234
Diluted	346,773,543	278,861,914	348,112,740	278,006,882
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$39,041	29,281	$88,644	84,524
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	109	141	327	424
Unrealized gain (loss) on securities available-for-sale	(2,329)	152	3,555	(10,614)
Net loss on securities reclassified from available-for-sale to held-to-maturity	—	—	—	(7,242)
Accretion of loss on securities reclassified to held to maturity	441	502	1,310	502
Reclassification adjustment for security gains included in net income	—	—	(138)	(405)
Other-than-temporary impairment accretion on debt securities	199	641	596	1,032
Total other comprehensive income (loss)	(1,580)	1,436	5,650	(16,303)
Total comprehensive income	$37,461	30,717	$94,294	68,221

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2012	$1,356	533,034	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	84,524	—	—	—	84,524
Other comprehensive loss, net of tax	—	—	—	—	—	(16,303)	(16,303)
Purchase of treasury stock (195,491 shares)	—	—	—	(1,376)	—	—	(1,376)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	2,648	—	—	—	—	2,648
Net tax benefit from stock-based compensation	—	234	—	—	—	—	234
Option Exercise	—	425	—	4,350	—	—	4,775
Cash dividend paid ($0.06 per share)	—	—	(16,789)	—	—	—	(16,789)
ESOP shares allocated or committed to be released	—	1,054	—	—	1,064	—	2,118
Balance at September 30, 2013	$1,356	537,340	712,671	(70,676)	(30,133)	(23,910)	1,126,648

Balance at December 31, 2013	$1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	88,644	—	—	—	88,644
Other comprehensive income, net of tax	—	—	—	—	—	5,650	5,650
Corporate Reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—	—	—	(13,524)	—	—	(13,524)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,697	—	—	—	—	13,697
Net tax benefit from stock-based compensation	—	3,344	—	—	—	—	3,344
Option exercise	7	7,703	—	4,577	—	—	12,287
Cash dividend paid ($0.08 per common share)	—	—	(28,238)	—	—	—	(28,238)
ESOP shares allocated or committed to be released	—	916	—	—	2,680	—	3,596
Balance at September 30, 2014	$3,589	2,861,597	807,879	(11,592)	(93,273)	(20,046)	3,548,154

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$88,644	84,524
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	10,000	—
ESOP and stock-based compensation expense	17,293	4,766
Amortization of premiums and accretion of discounts on securities, net	6,880	8,049
Amortization of premiums and accretion of fees and costs on loans, net	(38)	5,159
Amortization of intangible assets	2,888	1,620
Provision for loan losses	26,000	41,250
Depreciation and amortization of office properties and equipment	9,423	6,038
Gain on securities, net	(669)	(706)
Mortgage loans originated for sale	(110,738)	(334,676)
Proceeds from mortgage loan sales	146,480	359,216
Gain on sales of mortgage loans, net	(2,044)	(5,437)
Gain on sale of other real estate owned	(733)	(688)
Gain on bargain purchase	(1,482)	—
Income on bank owned life insurance	(3,598)	(2,182)
Increase in accrued interest receivable	(5,575)	(287)
Deferred tax benefit	(1,894)	(12,308)
Decrease (increase) in other assets	7,822	(26,860)
Increase in other liabilities	51,620	39,449
Total adjustments	151,635	82,403
Net cash provided by operating activities	240,279	166,927
Cash flows from investing activities:
Purchases of loans receivable	(191,726)	(793,198)
Net originations of loans receivable	(961,503)	(443,440)
Proceeds from disposition of loans held for investment	1,720	121,046
Gain on disposition of loans held for investment	(1,720)	(1,865)
Net proceeds from sale of foreclosed real estate	6,754	7,484
Purchases of mortgage-backed securities held to maturity	(797,516)	(29,723)
Purchases of debt securities held-to-maturity	(11,230)	(9,391)
Purchases of mortgage-backed securities available-for-sale	(388,798)	(295,897)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	116,088	57,499
Proceeds from paydowns on equity securities available for sale	430	108
Proceeds from paydowns/maturities on debt securities held-to-maturity	11,484	17,086

Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	124,566	246,415
Proceeds from sales of mortgage-backed securities available-for-sale	37,682	55,971
Proceeds from maturities of US Government and Agency Obligations available-for-sale	3,000	—
Proceeds from sale of other investment securities available-for-sale	13,411	—
Redemption of equity securities available-for-sale	164	—
Proceeds from redemptions of Federal Home Loan Bank stock	135,172	89,102
Purchases of Federal Home Loan Bank stock	(97,571)	(131,484)
Purchases of office properties and equipment	(24,480)	(16,559)
Death benefit proceeds from bank owned life insurance	2,249	—
Cash received in MHC merger	11,307	—
Cash received, net of cash consideration paid for acquisitions	17,917	—
Net cash used in investing activities	(1,992,600)	(1,126,846)
Cash flows from financing activities:
Net increase in deposits	498,115	(126,522)
Net proceeds from sale of common stock	2,149,893	—
Loan to ESOP for purchase of common stock	(66,174)	—
(Repayments) proceeds of funds borrowed under other repurchase agreements	(98,205)	150,000
Net (decrease) increase in other borrowings	(737,660)	940,460
Net increase in advance payments by borrowers for taxes and insurance	19,960	22,313
Dividends paid	(28,238)	(16,789)
Exercise of stock options	12,287	4,775
Purchase of treasury stock	(13,524)	(1,376)
Net tax benefit from stock-based compensation	3,344	234
Net cash provided by financing activities	1,739,798	973,095
Net (decrease) increase in cash and cash equivalents	(12,523)	13,176
Cash and cash equivalents at beginning of period	250,689	155,153
Cash and cash equivalents at end of period	$238,166	168,329
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	3,139	3,822
Cash paid during the year for:
Interest	87,939	81,028
Income taxes	59,616	59,923
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	50,347	—
Loans	195,062	—
Goodwill and other intangible assets, net	1,853	—
Other assets	21,343	—
Total non-cash assets acquired	268,605	—
Liabilities assumed:

Deposits	254,672	—
Borrowings	5,185	—
Other liabilities	3,184	—
Total liabilities assumed	263,041	—
Net non-cash assets acquired	5,564	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.Basis of Presentation
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp was the former mid tier holding company for Investors Bank. Prior to completion of the second step conversion, approximately 62% of the shares of common stock of Old Investors Bancorp was owned by Investors Bancorp, MHC. In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor under the name Investors Bancorp, Inc. The second step conversion was completed May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company and therefore the net assets of Investors Bancorp, MHC have been reflected as an increase to shareholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.

As a result of the conversion, all share information has been revised to reflect the 2.55- to- one exchange ratio. Financial information presented in this Form 10-Q is derived in part from the consolidated financial statements of Old Investors Bancorp and subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2013 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.Business Combinations
On January 10, 2014, the Company completed its acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank ("Gateway"), which operated 4 branches in Gloucester County, New Jersey. After the purchase accounting adjustments, the Company added $254.7 million in customer deposits and acquired $195.1 million in loans. This transaction generated $1.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The acquisition resulted in a bargain purchase gain of $1.5 million, net of tax. In conjunction with the acquisition, Old Investors Bancorp issued 1,945,079 shares to Investors Bancorp, MHC which was determined using the closing average twenty day stock price of Old Investors Bancorp's common stock. GCF Bank was merged into the Bank as of the acquisition date.

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
The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.
On December 6, 2013, the Company completed the acquisition of Roma Financial Corporation ("Roma Financial") which operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey. After the purchase accounting adjustments, the Company added $1.34 billion in customer deposits and acquired $991.0 million in loans. This transaction generated $8.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805 “Business Combinations,” as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. In connection with the acquisition, Old Investors Bancorp issued 66,089,974 shares of its common stock, of which 16,255,845 shares went to Roma's public stockholders and 49,834,130 shares were issued to Investors Bancorp MHC. The purchase price for Roma Financial was determined using the exchange ratio of 0.8653 stated in the merger agreement and the closing stock price on December 6, 2013 of Old Investors Bancorp's common stock. The value assigned to the Roma MHC shares were based on the exchange ratio of 0.8653 and the difference between the appraised value of the Roma Financial Corporation franchise less the value given to the public stockholders.

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
The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Gateway and Roma Financial acquisitions based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.
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
Loans. Level 3 inputs were utilized to value the acquired loan portfolio and included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values.  In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value.  Specifically, the Company utilized three separate fair value analyses we believe a market participant might employ in estimating the entire fair value adjustment required under ASC 820-10.  The three separate fair valuation methodologies used are: 1) interest rate loan fair value analysis, 2) general credit fair value adjustment, and 3) specific credit fair value adjustment.
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
The general credit fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors.  The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired banks and peer banks.  The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.

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
Deposits / Core Deposit Premium.Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition.  The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and is valued utilizing Level 1 inputs.
Certificates of deposit (time deposits) are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition.  The fair value of certificates of deposits represents the present value of the certificates' expected contractual payments discounted by market rates for similar CDs and is valued utilizing Level 2 inputs.
Borrowed Funds.The present value approach was used to determine the fair value of the borrowed funds acquired during 2014 and 2013.  The fair value of the liability represents the present value of the expected payments using the current rate of a replacement borrowing of the same type and remaining term to maturity and is valued utilizing Level 2 inputs.

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three Months Ended September 30,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$39,041			$29,281
Basic earnings per share:
Income available to common stockholders	$39,041	343,493,691	$0.11	$29,281	275,229,343	$0.11
Effect of dilutive common stock equivalents (1)	—	3,279,852		—	3,632,571
Diluted earnings per share:
Income available to common stockholders	$39,041	346,773,543	$0.11	$29,281	278,861,914	$0.11
(1) For the three months ended September 30, 2014 and 2013, there were 28,713 and 495,771 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Nine Months Ended September 30,
	2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$88,644			$84,524
Basic earnings per share:
Income available to common stockholders	$88,644	344,494,901	$0.26	$84,524	274,801,234	$0.31
Effect of dilutive common stock equivalents (1)	—	3,617,839		—	3,205,648
Diluted earnings per share:
Income available to common stockholders	$88,644	348,112,740	$0.25	$84,524	278,006,882	$0.30

(1) For the nine months ended September 30, 2014 and 2013, there were 143,463 and 495,771 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At September 30, 2014
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$6,887	1,504	—	8,391
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	445,209	5,088	(1,970)	448,327
Federal National Mortgage Association	585,577	5,706	(2,180)	589,103
Government National Mortgage Association	140	1	—	141
Total mortgage-backed securities available-for-sale	1,030,926	10,795	(4,150)	1,037,571
Total available-for-sale securities	$1,037,813	12,299	(4,150)	1,045,962

	At September 30, 2014
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,427	—	4,427	1	(4)	4,424
Municipal bonds	15,359	—	15,359	943	—	16,302
Corporate and other debt securities	58,087	(25,384)	32,703	32,385	(401)	64,687
Total debt securities held-to-maturity	77,873	(25,384)	52,489	33,329	(405)	85,413
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	480,817	(4,139)	476,678	2,448	(3,574)	475,552
Federal National Mortgage Association	960,560	(4,219)	956,341	5,379	(3,930)	957,790
Government National Mortgage Association	28,635	—	28,635	—	(232)	28,403
Federal housing authorities	231	—	231	—	—	231
Total mortgage-backed securities held-to-maturity	1,470,243	(8,358)	1,461,885	7,827	(7,736)	1,461,976
Total held-to-maturity securities	$1,548,116	(33,742)	1,514,374	41,156	(8,141)	1,547,389
(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

	At December 31, 2013
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$7,148	1,315	(19)	8,444
Debt securities:
Government-sponsored enterprises	3,004	—	—	3,004
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	362,876	4,055	(3,843)	363,088
Federal National Mortgage Association	408,794	4,620	(3,855)	409,559
Government National Mortgage Association	267	—	—	267
Total mortgage-backed securities available-for-sale	771,937	8,675	(7,698)	772,914
Total available-for-sale securities	$782,759	9,990	(7,717)	785,032

	At December 31, 2013
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,542	—	4,542	—	(18)	4,524
Municipal bonds	14,992	—	14,992	487	—	15,479
Corporate and other debt securities	56,072	(26,391)	29,681	20,315	(1,392)	48,604
Total debt securities held-to-maturity	75,606	(26,391)	49,215	20,802	(1,410)	68,607
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	308,890	(5,273)	303,617	1,901	(7,646)	297,872
Federal National Mortgage Association	483,916	(5,300)	478,616	3,001	(9,403)	472,214
Federal housing authorities	371	—	371	—	—	371
Total mortgage-backed securities held-to-maturity	793,177	(10,573)	782,604	4,902	(17,049)	770,457
Total held-to-maturity securities	$868,783	(36,964)	831,819	25,704	(18,459)	839,064
(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013, was as follows:

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$139,038	710	85,556	1,260	224,594	1,970
Federal National Mortgage Association	93,214	600	73,727	1,580	166,941	2,180
Total mortgage-backed securities available-for-sale	232,252	1,310	159,283	2,840	391,535	4,150
Total available-for-sale	$232,252	1,310	159,283	2,840	391,535	4,150
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	4,324	4	—	—	4,324	4
Corporate and other debt securities	—	—	144	401	144	401
Total debt securities held-to-maturity	4,324	4	144	401	4,468	405
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	209,681	1,570	107,499	2,004	317,180	3,574
Federal National Mortgage Association	447,197	1,560	102,540	2,370	549,737	3,930
Government National Mortgage Association	28,403	232	—	—	28,403	232
Total mortgage-backed securities held-to-maturity	685,281	3,362	210,039	4,374	895,320	7,736
Total held-to-maturity	$689,605	3,366	210,183	4,775	899,788	8,141
Total	$921,857	4,676	369,466	7,615	1,291,323	12,291

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity securities	$506	19	—	—	506	19
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	164,306	3,843	—	—	164,306	3,843
Federal National Mortgage Association	210,493	3,855	—	—	210,493	3,855
Total mortgage-backed securities available-for-sale	374,799	7,698	—	—	374,799	7,698
Total available-for-sale	$375,305	7,717	—	—	375,305	7,717
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,524	18	—	—	4,524	18
Corporate and other debt securities	2,391	645	376	747	2,767	1,392
Total debt securities held-to-maturity	6,915	663	376	747	7,291	1,410
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	245,491	6,989	20,871	657	266,362	7,646
Federal National Mortgage Association	390,750	9,147	4,454	256	395,204	9,403
Total mortgage-backed securities held-to-maturity	636,241	16,136	25,325	913	661,566	17,049
Total held-to-maturity	$643,156	16,799	25,701	1,660	668,857	18,459
Total	$1,018,461	24,516	25,701	1,660	1,044,162	26,176
The majority of the gross unrealized losses relate to our mortgage-backed security portfolio which are issued by U.S. Government Sponsored Enterprises. The fair value of these securities have been positively impacted by the recent decrease in intermediate-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 34 pooled trust preferred securities (“TruPS”), principally issued by banks. At September 30, 2014, the amortized cost and estimated fair values of the trust preferred portfolio was $32.7 million and $64.7 million, respectively with one security in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt security in an unrealized loss position before the recovery of its amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of September 30, 2014 excluding one trust preferred security which the Company previously recorded a net other-than-temporary impairment charge which resulted in a zero net book balance for the security. At September 30, 2014, the security had a fair value of $38,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrecognized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$327.0	$481.7	$154.6	30	11.8%	8.8%	—%	Caa3 / C
Alesco PF III	B1	813.1	1,782.0	968.9	31	11.1%	9.0%	—%	Ca / C
Alesco PF III	B2	325.3	712.8	387.5	31	11.1%	9.0%	—%	Ca / C
Alesco PF IV	B1	401.2	697.8	296.6	38	1.2%	11.0%	—%	C / C
Alesco PF VI	C2	718.4	1,659.7	941.3	44	7.6%	12.1%	—%	Ca / C
MM Comm III	B	156.6	3,221.0	3,064.5	5	30.0%	9.3%	12.8%	Ba1 / BB
MMCaps XVII	C1	1,647.4	2,236.5	589.1	33	13.0%	7.4%	—%	Caa1 / C
MMCaps XIX	C	545.1	144.0	(401.1)	34	25.4%	11.9%	—%	C / C
Tpref I	B	1,552.4	1,931.4	379.0	7	51.9%	8.7%	—%	Ca / WD
Tpref II	B	4,156.5	5,324.4	1,168.0	18	34.8%	9.9%	—%	Caa3 / C
US Cap I	B2	917.2	1,980.0	1,062.8	30	12.5%	7.1%	—%	B3 / C
US Cap I	B1	2,733.5	5,940.0	3,206.5	30	12.5%	7.1%	—%	B3 / C
US Cap II	B1	1,429.9	2,899.0	1,469.1	35	15.6%	8.3%	—%	B3 / C
US Cap III	B1	1,855.1	2,789.0	933.9	30	16.0%	9.8%	—%	Caa2 / C
Trapeza XII	C1	1,782.7	3,117.7	1,334.9	33	24.3%	11.4%	—%	C / C
Trapeza XIII	C1	1,930.0	3,921.0	1,991.0	48	18.4%	10.2%	—%	Ca / CC
Pretsl XXII	A1	556.2	1,517.1	960.9	71	19.5%	12.4%	31.4%	A1 / A
Pretsl XXIV	A1	1,898.1	4,508.0	2,609.9	60	26.1%	16.2%	24.9%	A3 / BBB
Pretsl IV	Mez	147.4	221.2	73.8	6	18.1%	7.5%	19.0%	B1 / BB
Pretsl V	Mez	17.1	17.1	—	—	65.5%	—%	—%	C / WD
Pretsl VII	Mez	400.9	1,876.5	1,475.6	11	47.8%	13.0%	—%	Ca / WD
Pretsl XV	B1	934.6	2,180.2	1,245.7	57	11.6%	13.2%	—%	Caa3 / C
Pretsl XVII	C	743.5	1,594.6	851.2	37	19.0%	16.2%	—%	C / CC
Pretsl XVIII	C	1,643.6	2,845.3	1,201.7	55	22.0%	9.9%	—%	Ca / C
Pretsl XIX	C	722.9	1,254.2	531.2	52	10.6%	13.2%	—%	C / C
Pretsl XX	C	407.6	729.9	322.3	45	16.8%	15.5%	—%	Ca / C
Pretsl XXI	C1	952.8	2,985.3	2,032.6	53	19.0%	12.1%	—%	Ca / C
Pretsl XXIII	A-FP	702.0	2,134.6	1,432.6	93	19.9%	13.1%	18.3%	Aa2 / BBB
Pretsl XXIV	C1	690.7	764.8	74.0	60	26.1%	16.2%	—%	C / C
Pretsl XXV	C1	439.2	928.2	489.0	52	25.7%	12.9%	—%	C / C
Pretsl XXVI	C1	525.2	1,150.3	625.1	54	24.1%	12.8%	—%	C / C
Pref Pretsl IX	B2	405.3	726.6	321.3	29	24.0%	8.9%	—%	B3 / C
Pretsl X	C2	224.8	377.0	152.2	32	26.2%	10.6%	—%	Caa1 / C
		$32,703.3	$64,648.9	$31,945.7

(1)	At September 30, 2014, current deferrals and defaults as a percent of collateral ranged from 1.2% to 65.5%.

(2)	At September 30, 2014, expected deferrals and defaults as a percent of remaining collateral ranged from 0.0% to 23.4%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years; with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity, are shown below.

	September 30, 2014
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$10,074	10,075
Due after one year through five years	4,707	4,704
Due after five years through ten years	—	—
Due after ten years	37,708	70,634
Total	$52,489	85,413
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At September 30, 2014, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognized any additional OTTI charges for the period ended September 30, 2014. At September 30, 2014, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $25.4 million ($15.0 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance of credit related OTTI, beginning of period	$110,522	112,886	$112,235	114,514
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(853)	(814)	(2,566)	(2,442)
Balance of credit related OTTI, end of period	$109,669	112,072	$109,669	112,072

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended September 30, 2014, the Company recognized net gains on available-for-sale securities of $29,000 on capital distributions of equity securities from the available-for-sale portfolio. For the nine months ended September 30, 2014 the Company recognized net gains on available-for-sale securities of $669,000, of which $145,000 were related to capital distributions of equity securities from the available-for-sale portfolio. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security during the nine months ended September 30, 2014 resulting in gross realized gains of $474,000. For the three and nine months ended September 30, 2014, there were no sales of securities from held-to-maturity portfolio, however for the nine months ended September 30, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the three and nine months ended September 30, 2014, there were no losses recognized.
For the three months ended September 30, 2013, the Company realized a $15,000 gain on capital distributions of equity securities from the available-for-sale portfolio. For the three months ended September 30, 2013, there were no losses recognized. For the nine months ended September 30, 2013, proceeds from sales of securities from the available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 gross realized losses as well as $22,000 of gains on capital distributions of equity securities. There were no sales of securities from the held-to-maturity portfolio for the three and nine months ended September 30, 2013.

5.	Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Residential mortgage loans	$5,826,301	5,692,810
Multi-family loans	4,715,936	3,985,517
Commercial real estate loans	2,802,403	2,485,937
Construction loans	154,945	194,542
Consumer and other loans	435,246	403,929
Commercial and industrial loans	412,879	265,836
Total loans excluding PCI loans	14,347,710	13,028,571
PCI loans	20,580	36,047
Net unamortized premiums and deferred loan costs (1)	(7,883)	(8,146)
Allowance for loan losses	(191,084)	(173,928)
Net loans	$14,169,323	12,882,544
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired in the Roma Financial acquisition as of December 6, 2013:

December 6, 2013
(In thousands)
Contractually required principal and interest	$46,231
Contractual cash flows not expected to be collected (non-accretable difference)	(16,441)
Expected cash flows to be collected	29,790
Interest component of expected cash flows (accretable yield)	(3,425)
Fair value of acquired loans	$26,365

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$1,401	1,212	$4,154	1,457
Acquisitions	—	—	216	—
Accretion (1)	(193)	(135)	(3,162)	(380)
Net reclassification from non-accretable difference	—	—	—	—
Balance, end of period	$1,208	1,077	$1,208	1,077
(1) Includes the removal of $1.9 million accretable mark on PCI loans sold during the nine months ended September 30, 2014. This transfer had no impact on income for the nine months ended September 30, 2014.

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of the period	$186,070	154,467	$173,928	142,172
Loans charged off	(8,060)	(2,484)	(15,163)	(19,219)
Recoveries	4,074	1,046	6,319	2,576
Net charge-offs	(3,986)	(1,438)	(8,844)	(16,643)
Provision for loan losses	9,000	13,750	26,000	41,250
Balance at end of the period	$191,084	166,779	$191,084	166,779
The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the three and nine months ended September 30, 2014, the Company recorded charge offs related to PCI loans acquired of $419,000 and $1.3 million, respectively.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate as adjustable rate loans are subject to more credit risk if interest rates rise. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes a range of factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is based on market data but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
On a quarterly basis, management’s Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses.
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
The results of this quarterly process are summarized along with recommendations and presented to the Allowance for Loan Loss Committee for their review. Based on these recommendations, loan loss allowances are approved by the Allowance for Loan Loss Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting and Credit Risk Departments. A summary of loan loss allowances and the methodology employed to determine such allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Our allowance for loan losses reflects probable losses considering, among other things, the weak economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Residential Mortgage Loans	Multi- Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928
Charge-offs	(5,710)	(292)	(5,520)	(505)	(2,447)	(689)	—	(15,163)
Recoveries	1,255	3,715	187	782	380	—	—	6,319
Provision	1,805	3,389	11,437	(3,516)	10,366	1,127	1,392	26,000
Ending balance-September 30, 2014	$49,110	48,915	52,761	5,708	17,572	2,599	14,419	191,084

Individually evaluated for impairment	$1,867	—	—	—	—	—	—	1,867
Collectively evaluated for impairment	47,243	48,915	52,761	5,708	17,572	2,599	14,419	189,217
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2014	$49,110	48,915	52,761	5,708	17,572	2,599	14,419	191,084

Loans:
Individually evaluated for impairment	$23,019	3,550	23,477	15,543	1,473	—	—	67,062
Collectively evaluated for impairment	5,803,282	4,712,386	2,778,926	139,402	411,406	435,246	—	14,280,648
Loans acquired with deteriorated credit quality	5,093	633	9,525	4,810	56	463	—	20,580
Balance at September 30, 2014	$5,831,394	4,716,569	2,811,928	159,755	412,935	435,709	—	14,368,290

	December 31, 2013
	Residential Mortgage Loans	Multi- Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(15,508)	(1,266)	(1,101)	(3,424)	(516)	(795)	—	(22,610)
Recoveries	2,528	219	65	315	604	135	—	3,866
Provision	19,371	13,297	14,346	(4,006)	5,091	735	1,666	50,500
Ending balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Individually evaluated for impairment	$2,066	—	—	—	—	—	—	2,066
Collectively evaluated for impairment	49,694	42,103	46,657	8,947	9,273	2,161	13,027	171,862
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Loans:
Individually evaluated for impairment	$20,987	15,313	11,713	17,037	1,612	—	—	66,662
Collectively evaluated for impairment	5,671,823	3,970,204	2,474,224	177,505	264,224	403,929	—	12,961,909
Loans acquired with deteriorated credit quality	5,541	691	19,390	7,719	2,586	120	—	36,047
Balance at December 31, 2013	$5,698,351	3,986,208	2,505,327	202,261	268,422	404,049	—	13,064,618
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
Substandard - A “Substandard” asset is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential loans delinquent 90 days or greater are considered substandard.
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
The following tables present the risk category of loans as of September 30, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,698,848	31,575	95,878	—	—	5,826,301
Multi-family	4,640,667	71,088	4,181	—	—	4,715,936
Commercial real estate	2,708,011	15,980	78,412	—	—	2,802,403
Construction	138,013	1,743	15,189	—	—	154,945
Commercial and industrial	389,146	14,882	8,851	—	—	412,879
Consumer and other	428,879	2,548	3,819	—	—	435,246
Total	$14,003,564	137,816	206,330	—	—	14,347,710
Need to tag consumer and other

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,584,728	23,252	84,830	—	—	5,692,810
Multi-family	3,919,808	49,199	16,510	—	—	3,985,517
Commercial real estate	2,389,086	23,739	73,112	—	—	2,485,937
Construction	158,576	7,847	28,119	—	—	194,542
Commercial and industrial	247,983	7,540	10,313	—	—	265,836
Consumer and other	400,890	1,065	1,974	—	—	403,929
Total	$12,701,071	112,642	214,858	—	—	13,028,571

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	September 30, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$22,485	12,362	76,868	111,715	5,714,586	5,826,301
Multi-family	35,728	13,010	1,874	50,612	4,665,324	4,715,936
Commercial real estate	5,259	428	14,645	20,332	2,782,071	2,802,403
Construction	180	1,326	12,805	14,311	140,634	154,945
Commercial and industrial	2,178	503	819	3,500	409,379	412,879
Consumer and other	1,872	676	3,818	6,366	428,880	435,246
Total	$67,702	28,305	110,829	206,836	14,140,874	14,347,710

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$17,779	7,358	66,079	91,216	5,601,594	5,692,810
Multi-family	1,408	218	3,588	5,214	3,980,303	3,985,517
Commercial real estate	16,380	10,247	2,091	28,718	2,457,219	2,485,937
Construction	302	527	16,181	17,010	177,532	194,542
Commercial and industrial	5,871	287	775	6,933	258,903	265,836
Consumer and other	897	168	1,973	3,038	400,891	403,929
Total	$42,637	18,805	90,687	152,129	12,876,442	13,028,571

The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	September 30, 2014		December 31, 2013
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	383	$85,888	304	$74,282
Construction	6	12,806	18	16,181
Multi-family	1	1,874	5	5,905
Commercial real estate	29	14,645	12	2,711
Commercial and industrial	4	819	4	1,281
Total non-accrual loans	423	$116,032	343	$100,360
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2014, these loans are comprised of 7 residential TDR loans totaling $1.9 million. There were 9 residential TDR loans totaling $3.3 million which were also 30-89 days delinquent and classified as non-accrual. As of December 31, 2013, these loans are comprised of 14 residential TDR loans totaling $4.6 million, 1 multi-family TDR loan for $2.3 million, 1 commercial TDR loan for $620,000 and 1 commercial and industrial TDR loan for $506,000. There were 5 residential TDR loans totaling $1.6 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of September 30, 2014, PCI loans with a carrying value of $20.6 million included $11.2 million which were current and $9.4 million 90 days or more delinquent. As of December 31, 2013, PCI loans totaled $36.0 million of which $19.6 million were current and $16.4 million were 90 days or more delinquent.
At September 30, 2014 and December 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $67.1 million and $66.7 million, respectively, with allocations of the allowance for loan losses of $1.9 million and $2.1 million, respectively. During the three months ended September 30, 2014 and 2013, interest income received and recognized on these loans totaled $678,000 and $508,000, respectively. During the nine months ended September 30, 2014 and 2013, interest income received and recognized on these loans totaled $1.9 million and $1.6 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$6,578	8,946	—	5,898	318
Multi-family	3,550	7,298	—	7,547	99
Commercial real estate	23,477	28,855	—	15,788	695
Construction	15,543	16,737	—	16,169	326
Commercial and industrial	1,473	1,473	—	1,560	66
With an allowance recorded:
Residential mortgage	16,441	16,792	1,867	16,680	381
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	23,019	25,738	1,867	22,578	699
Multi-family	3,550	7,298	—	7,547	99
Commercial real estate	23,477	28,855	—	15,788	695
Construction	15,543	16,737	—	16,169	326
Commercial and industrial	1,473	1,473	—	1,560	66
Total impaired loans	$67,062	80,101	1,867	63,642	1,885

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$3,924	5,607	—	3,330	190
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
With an allowance recorded:
Residential mortgage	17,063	17,457	2,066	15,880	753
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	20,987	23,064	2,066	19,210	943
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
Total impaired loans	$66,662	92,222	2,066	66,800	2,353
The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.
Troubled Debt Restructurings
On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan ("TDR").
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

The following tables present the total troubled debt restructured loans at September 30, 2014 and December 31, 2013 excluding PCI loans:

	September 30, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	41	$14,578	27	$8,453	68	$23,031
Multi-family	2	1,677	—	—	2	1,677
Commercial real estate	8	14,445	1	3,208	9	17,653
Commercial and industrial	2	1,473	—	—	2	1,473
Construction	2	3,058	—	—	2	3,058
	55	$35,231	28	$11,661	83	$46,892

	December 31, 2013
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	35	$12,975	26	$8,021	61	$20,996
Multi-family	4	9,844	1	2,317	5	12,161
Commercial real estate	7	11,093	1	620	8	11,713
Commercial and industrial	1	1,106	1	506	2	1,612
Construction	3	4,552	—	—	3	4,552
	50	$39,570	29	$11,464	79	$51,034

The following tables present information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	—	$—	$—	9	$3,225	$2,842
Commercial real estate	2	9,549	6,549	—	—	—
Commercial and industrial	—	—	—	1	521	521

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	8	$2,546	$2,546	20	$8,723	$8,155
Multi-family	—	—	—	3	18,037	10,420
Commercial real estate	3	10,657	7,657	4	5,080	4,679
Construction	—	—	—	1	2,640	2,640
Commercial and industrial	—	—	—	1	521	521
Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There was a $3.0 million in charge-off for a collateral dependant TDR during the three and nine months ended September 30, 2014. For three and nine months ended September 30, 2013, charge-offs for collateral dependant TDRs were $383,000 and $1.6 million, respectively. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.9 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. As of September 30, 2014 and December 31, 2013, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.

The following tables present information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Residential mortgage	—	—%	—%	9	4.44%	3.14%
Commercial real estate	2	6.42	5.49	—	—	—
Commercial and industrial	—	—	—	1	6.00	4.00

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Residential mortgage	8	5.18%	3.57%	20	5.03%	3.33%
Multi-family	—	—	—	3	8.61	3.81
Commercial real estate	3	6.59	5.75	4	7.29	5.41
Construction	—	—	—	1	5.00	3.75
Commercial and industrial	—	—	—	1	6.00	4.00
There were no loans modified as TDRs for which there was a payment default in the 12 months prior to September 30, 2014. Loans modified as TDRs in the 12 months prior to September 30, 2013, for which there was a payment default consisted of 4 residential loans with a recorded investment of $1.3 million at September 30, 2013.
Loan Sales
For the nine months ended September 30, 2014, the Company sold $32.4 million of non-performing and PCI loans. The sale resulted in a net gain of approximately $552,000.
For the nine months ended September 30, 2013, the Company sold $14.9 million of non-performing residential loans and one construction loan for $8.2 million. There was no gain or loss associated with any of the sales, as the loans were previously written down to estimated fair value.

6.     Deposits
Deposits are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Savings	$2,200,315	2,212,034
Checking accounts	3,750,306	3,163,250
Money market deposits	2,443,289	1,958,982
Total transaction accounts	8,393,910	7,334,266
Certificates of deposit	3,077,688	3,384,545
Total Deposits	$11,471,598	10,718,811

7.     Goodwill and Other Intangible Assets
The carrying amount of goodwill for the periods ended September 30, 2014 and December 31, 2013 was approximately $77.6 million.

The following table summarizes other intangible assets as of September 30, 2014 and December 31, 2013:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2014
Mortgage servicing rights	$23,494	(9,008)	(81)	14,405
Core deposit premiums	25,058	(9,457)	—	15,601
Other	300	(103)	—	197
Total other intangible assets	$48,852	(18,568)	(81)	30,203

December 31, 2013
Mortgage servicing rights	$26,075	(11,292)	(81)	14,702
Core deposit premiums	23,205	(6,569)	—	16,636
Other	300	(80)	—	220
Total other intangible assets	$49,580	(17,941)	(81)	31,558
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. During 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.61 billion and $1.71 billion at September 30, 2014 and December 31, 2013 respectively, all of which relate to residential mortgage loans. At September 30, 2014 and December 31, 2013, the servicing asset, included in intangible assets, had an estimated fair value of $14.4 million and $14.7 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.18%, a weighted average constant prepayment rate on mortgages of 9.54% and a weighted average life of 7.2 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. As the result of the acquisition of Gateway Financial in January 2014, the Company recorded $1.9 million in core deposit premiums.

8.     Equity Incentive Plan
The following table presents the share based compensation expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Stock option expense	$11	109	1,775	278
Restricted stock expense	—	786	11,922	2,400
Total share based compensation expense	$11	895	13,697	2,678
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding stock option and restricted share awards.

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended September 30, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	11,299,351	$5.99	3.7	$45,652
Granted	144,177	10.29
Exercised	(2,047,889)	6.00
Forfeited	(3,060)	8.69
Expired	(44,648)	5.74
Outstanding at September 30, 2014	9,347,931	$6.06	3.0	$38,108
Exercisable at September 30, 2014	9,319,213	$6.04	3.0	$38,108
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding stock option awards as of May 7, 2014. Expected future expenses relating to the non-vested options outstanding as of September 30, 2014 is $94,000 over a weighted average period of 6.14 years.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2014 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,655,585	$5.37
Granted	38,250	10.19
Vested	(2,685,457)	5.44
Forfeited	(8,378)	5.08
Non-vested at September 30, 2014	—	$—
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding restricted share awards and all applicable expenses were recognized during the period. No additional restricted awards have been granted.

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
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$580	450	$1,740	1,349
Interest cost	331	227	992	681
Expected return on plan assets	—	—	—	—
Amortization of:
Prior service cost	24	24	73	73
Net gain	158	165	474	495
Total net periodic benefit cost	$1,093	866	$3,279	2,598

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the nine months ended September 30, 2014.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the nine months ended September 30, 2014. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2014.

In connection with the acquisition of Roma Financial on December 6, 2013, the Company terminated the Roma defined benefit pension plan, with remaining liability being been fully accrued.  In connection with the acquisition of Gateway on January 10, 2014, the defined benefit pension plan was merged into Investors' existing defined benefit pension plan.

10.     Comprehensive Income (Loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Three Months Ended September 30,
	2014			2013
	Gross	Tax	Net	Gross	Tax	Net
	(In thousands)
Net income	$62,133	(23,092)	39,041	45,334	(16,053)	29,281
Other comprehensive loss:
Change in funded status of retirement obligations	182	(73)	109	239	(98)	141
Unrealized (loss) gain on securities available-for-sale	(3,973)	1,644	(2,329)	185	(33)	152
Accretion of loss on securities reclassified to held-to- maturity from available-for-sale	745	(304)	441	849	(347)	502
Other-than-temporary impairment accretion on debt securities	336	(137)	199	1,084	(443)	641
Total other comprehensive (loss) income	(2,710)	1,130	(1,580)	2,357	(921)	1,436
Total comprehensive income	$59,423	(21,962)	37,461	47,691	(16,974)	30,717

	Nine Months Ended September 30,
	2014			2013
	Gross	Tax	Net	Gross	Tax	Net
	(In thousands)
Net income	$141,848	(53,204)	88,644	131,190	(46,666)	84,524
Other comprehensive loss:
Change in funded status of retirement obligations	547	(220)	327	717	(293)	424
Unrealized gain (loss) on securities available-for-sale	5,874	(2,319)	3,555	(18,051)	7,437	(10,614)
Net loss on securities reclassified from available-for- sale to held-to-maturity	—	—	—	(12,243)	5,001	(7,242)
Accretion of loss on securities reclassified to held-to- maturity from available-for-sale	2,215	(905)	1,310	849	(347)	502
Reclassification adjustment for gain included in net income	(233)	95	(138)	(684)	279	(405)
Other-than-temporary impairment accretion on debt securities	1,007	(411)	596	1,745	(713)	1,032
Total other comprehensive income (loss)	9,410	(3,760)	5,650	(27,667)	11,364	(16,303)
Total comprehensive income	$151,258	(56,964)	94,294	103,523	(35,302)	68,221

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013:

	Change in funded status of retirement obligations	Net unrealized gains (losses) on investment securities	Total accumulated other comprehensive loss
Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)
Net change	327	5,323	5,650
Balance - September 30, 2014	$(5,542)	(14,504)	(20,046)

Balance - December 31, 2012	$(5,879)	(1,728)	(7,607)
Net change	424	(16,727)	(16,303)
Balance - September 30, 2013	$(5,455)	(18,455)	(23,910)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$—	—	$(233)	(684)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	6	8	19	25
Amortization of prior service cost	31	37	93	110
Amortization of net gain	145	194	435	583
Compensation and fringe benefits	182	239	547	718
Total before tax	182	239	314	34
Income tax benefit	(73)	(98)	(131)	(14)
Net of tax	$109	141	$183	20

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
In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair values of available-for-

sale securities are based on quoted market prices (Level 1), where available. The Company obtains one price for each security primarily from a third-party pricing service ("pricing service"), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded (Level 2), the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively.

	Carrying Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,391	—	8,391	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	448,327	—	448,327	—
Federal National Mortgage Association	589,103	—	589,103	—
Government National Mortgage Association	141	—	141	—
Total mortgage-backed securities available-for-sale	1,037,571	—	1,037,571	—
Total securities available-for-sale	$1,045,962	—	1,045,962	—

	Carrying Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,444	—	8,444	—
Debt securities:
Government-sponsored enterprises	3,004	—	3,004	—
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	363,088	—	363,088	—
Federal National Mortgage Association	409,559	—	409,559	—
Government National Mortgage Association	267	—	267	—
Total mortgage-backed securities available-for-sale	772,914	—	772,914	—
Total securities available-for-sale	$785,032	—	784,362	670
There have been no changes in the methodologies used at September 30, 2014 from December 31, 2013, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2014 and 2013. The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013 are summarized below:

	Nine Months Ended September 30,
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
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2014, the fair value model used prepayment speeds ranging from 6.00% to 29.40% and a discount rate of 10.18% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At September 30, 2014 appraisals were discounted in a range of 0%-25%.
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013. For the three months ended September 30, 2014 and December 31, 2013, there was no change to the carrying value of MSR and impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at September 30, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	15.55%	$684	—	—	684
					$684	—	—	684

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2013
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	2.42%	$929	—	—	929
					$929	—	—	929

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following tables.

	September 30, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$238,166	238,166	238,166	—	—
Securities available-for-sale	1,045,962	1,045,962	—	1,045,962	—
Securities held-to-maturity	1,514,374	1,547,389	—	1,482,702	64,687
Stock in FHLB	140,990	140,990	140,990	—	—
Loans held for sale	6,986	6,986	—	6,986	—
Net loans	14,169,323	14,015,727	—	—	14,015,727
Financial liabilities:
Deposits, other than time deposits	8,393,910	8,393,910	8,393,910	—	—
Time deposits	3,077,688	3,089,598	—	3,089,598	—
Borrowed funds	2,536,594	2,563,294	—	2,563,294	—

	December 31, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$250,689	250,689	250,689	—	—
Securities available-for-sale	785,032	785,032	—	784,362	670
Securities held-to-maturity	831,819	839,064	—	790,460	48,604
Stock in FHLB	178,126	178,126	178,126	—	—
Loans held for sale	8,273	8,273	—	8,273	—
Net loans	12,882,544	12,598,551	—	—	12,598,551
Financial liabilities:
Deposits, other than time deposits	7,334,266	7,334,266	7,334,266	—	—
Time deposits	3,384,545	3,410,202	—	3,410,202	—
Borrowed funds	3,367,274	3,337,419	—	3,337,419	—
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

12.     Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures." The amendments affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments change the current accounting outcome by requiring repurchase-to-maturity transactions to be accounted for as secured borrowings. Additionally, the amendments require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. ASU 2014-11 requires a new disclosure for certain transactions that involve (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Earlier application for a public business entity is prohibited. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not anticipate a significant impact to the consolidated financial statements related to this guidance. The Company will comply with the provisions of this guidance upon its effective date and, if applicable, record a separate other receivable for foreclosed government guaranteed mortgage loans.

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
On October 30, 2014, the Company declared a cash dividend of $0.04 per share to stockholders of record as of November 10, 2014, payable on November 25, 2014.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR") and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes a range of factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is based on market data but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis. The Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For period in which cash flows aren't reforecasted, prior period's estimated cash flows are adjusted to reflect the actual cash received and credit events which occurred during the current reporting period.
On a quarterly basis, management's Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss.
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
The results of this quarterly process are summarized along with recommendations and presented to the Allowance for Loan Loss Committee for their review. Based on these recommendations, loan loss allowances are approved by the Allowance for Loan Loss Committee. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting and Credit Risk Departments. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real property and businesses located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the three and nine months ended September 30, 2014, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
Valuation of Mortgage Servicing Rights ("MSR"). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Subsequent increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.
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
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at lower yields. We have been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities and by growing our asset size; however, the recent flattening in the treasury yield curve places additional pressure on new loan origination yields. We continue to actively manage our interest rate risk against a backdrop of slow economic growth and a potential rise in short term interest rates beginning in mid 2015. If the current interest rate and yield curve environment continues, we will likely be subject to near-term net interest income compression. Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged. In addition, the continued slowdown in mortgage banking activity, as compared to the prior year, will result in lower gains on sales of loans.
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
On May 7, 2014, we completed our second step conversion. We sold a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. This capital raise will greatly enhance our ability to continue to grow the Company. We invested 50% of the net proceeds from the offering in Investors Bank, provided funding to our Employee Stock Ownership Plan for the purchase of 6,617,421 shares of common stock sold in the offering and contributed $20.0 million to Investors Charitable foundation through issuing 1,000,000 shares as well as a $10.0 million cash contribution. A substantial portion of the net proceeds were used to pay off short-term borrowings as they matured as well as invest in short and intermediate duration mortgage-backed securities. We will use the remainder of the net proceeds for general corporate purposes, including paying cash dividends and repurchasing shares of our common stock, subject to applicable regulation.
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
We continue to grow and transform the composition of our balance sheet. Total assets increased by $2.21 billion, or 14.1%, to $17.83 billion at September 30, 2014 from $15.62 billion at December 31, 2013. The acquisition of Gateway added $254.7 million in deposits and $195.1 million in loans, resulting in a bargain purchase gain of $1.5 million, net of tax. Net loans, including loans held for sale, increased by $1.29 billion, or 10.0%, to $14.18 billion at September 30, 2014 from $12.89 billion at December 31, 2013. For the nine months ended September 30, 2014, we originated $1.20 billion in multi-family loans, $476.5 million in commercial real estate loans, $315.6 million in commercial and industrial loans, $82.8 million in consumer and other loans and $32.6 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
We continue to stay focused on the execution of our strategic business plan to remain a high performing banking franchise headquartered in the New Jersey- New York region. We will continue to enhance shareholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.
Comparison of Financial Condition at September 30, 2014 and December 31, 2013
Total Assets. Total assets increased by $2.21 billion, or 14.1%, to $17.83 billion at September 30, 2014 from $15.62 billion at December 31, 2013. On May 7, 2014, the Company raised net proceeds of $2.15 billion in its second step offering. As a result of deploying the proceeds, securities increased by $943.5 million, or 58.4%, to $2.56 billion at September 30, 2014 from $1.62 billion at December 31, 2013.
Net Loans. Net loans, including loans held for sale, increased by $1.29 billion, or 10.0%, to $14.18 billion at September 30, 2014 from $12.89 billion at December 31, 2013. This increase includes $195.1 million in loans acquired in conjunction with the Gateway acquisition. At September 30, 2014, total loans were $14.37 billion which included $5.83 billion in residential loans, $4.72 billion in multi-family loans, $2.81 billion in commercial real estate loans, $435.7 million in consumer and other loans, $412.9 million in commercial and industrial loans and $159.8 million in construction loans. For the nine months ended September 30, 2014, we originated $1.20 billion in multi-family loans, $476.5 million in commercial real estate loans, $315.6 million in commercial and industrial loans, $82.8 million in consumer and other loans and $32.6 million in construction loans.

This increase in loans reflects our continued focus on generating multi-family, commercial real estate and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co., which originated $556.5 million in residential mortgage loans, of which $110.7 million were originated for sale to third party investors and $445.8 million were added to our portfolio for the nine months ended September 30, 2014. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months September 30, 2014, we purchased loans totaling $191.7 million from these entities.
Our portfolio also contains interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven, or ten years of the mortgage loan term. This feature will result in future increases in the borrower's loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect the borrower's ability to repay the loan. The amount of interest-only one-to four-family mortgage loans outstanding was $302.6 million at September 30, 2014 compared to $341.7 million at December 31, 2013. The ability of borrowers to repay their obligations is dependent upon various factors including the borrower's income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of our lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond our control. We, therefore, are subject to risk of loss. We maintained stricter underwriting criteria for these interest-only loans than we do for our amortizing loans. We believe these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
Our non-accrual loans discussed below exclude certain PCI loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial and Marathon Bank. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due troubled debt restructured loans (excluding PCI loans and loans held for sale) on the dates indicated as well as certain asset quality ratios.

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	383	$85.9	361	$79.7	348	$79.4	304	$74.3	305	$75.1
Construction	6	12.8	6	13.0	5	13.0	18	16.2	7	14.2
Multi-family	1	1.9	1	1.9	3	0.4	5	5.9	9	16.8
Commercial real estate	29	14.6	26	12.6	15	2.9	12	2.7	3	1.6
Commercial and industrial	4	0.8	10	1.4	9	1.9	4	1.3	8	1.9
Total non-accrual loans	423	$116.0	404	$108.6	380	$97.6	343	$100.4	332	$109.6
Accruing troubled debt restructured loans	55	$35.2	51	$32.3	50	$37.6	50	$39.6	36	$24.5
Non-accrual loans to total loans		0.81%		0.78%		0.72%		0.77%		0.95%
Allowance for loan loss as a percent of non-accrual loans		164.68%		171.33%		185.00%		173.30%		152.18%
Allowance for loan loss as a percent of total loans		1.33%		1.34%		1.33%		1.33%		1.45%
Total non-accrual loans increased to $116.0 million at September 30, 2014 compared to $100.4 million at December 31, 2013. Despite the increase, we continue to diligently resolve our troubled loans. At September 30, 2014, our allowance for loan loss as a percent of total loans was 1.33%. At September 30, 2014, there were $46.9 million of loans deemed troubled debt restructurings, of which $23.0 million were residential, $17.7 million were commercial real estate loans, $3.0 million were construction loans, $1.7 million were multi-family loans and $1.5 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $35.2 million were classified as accruing and $11.7 million were classified as non-accrual at September 30, 2014.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans for which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2014, the Company had potential problem loans totaling $58.6 million, which were comprised of 8 multi-family loans for $48.7 million, 19 commercial real estate loans for $5.7 million, 8 commercial and industrial loans for $2.7 million and 2 construction loans for $1.5 million. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.81% at September 30, 2014 compared to 0.77% at December 31, 2013. The allowance for loan losses as a percentage of non-accrual loans was 164.68% at September 30, 2014 compared to 173.30% at December 31, 2013. At September 30, 2014 and December 31, 2013, our allowance for loan losses as a percentage of total loans was 1.33%.

At September 30, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $67.1 million, of which $16.4 million of impaired loans had a specific allowance for credit losses of $1.9 million and $50.7 million of impaired loans had no specific allowance for credit losses. At December 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $66.7 million, of which $17.1 million of impaired loans had a related allowance for credit losses of $2.1 million and $49.6 million of impaired loans had no related allowance for credit losses.
The allowance for loan losses increased by $17.2 million to $191.1 million at September 30, 2014 from $173.9 million at December 31, 2013. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."
The following table sets forth the allowance for loan losses at September 30, 2014 and December 31, 2013 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2014		December 31, 2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$49,110	40.59%	$51,760	43.62%
Multi-family loans	48,915	32.83%	42,103	30.51%
Commercial real estate loans	52,761	19.57%	46,657	19.18%
Construction loans	5,708	1.11%	8,947	1.55%
Commercial and industrial loans	17,572	2.87%	9,273	2.05%
Consumer and other loans	2,599	3.03%	2,161	3.09%
Unallocated	14,419	—	13,027	—
Total allowance	$191,084	100.00%	$173,928	100.00%
Securities. Securities, in the aggregate, increased by $943.5 million, or 58.4%, to $2.56 billion at September 30, 2014 from $1.62 billion at December 31, 2013. This increase is attributed to using a portion of the proceeds from the Company's second step offering to purchase short duration investment securities.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the Federal Home Loan Bank ("FHLB") was $141.0 million at September 30, 2014 and $178.1 million at December 31, 2013. The amount of stock we own in the FHLB is related to the balance of borrowings, therefore the decrease in borrowings has an impact on the balance in the FHLB stock owned. Bank owned life insurance was $163.2 million at September 30, 2014 and $152.8 million at December 31, 2013. Other assets was $6.8 million at September 30, 2014 and $14.4 million at December 31, 2013.
Deposits. Deposits increased by $752.8 million, or 7.0%, from $10.72 billion at December 31, 2013 to $11.47 billion at September 30, 2014. This increase includes $254.7 million in deposits added in conjunction with the Gateway acquisition. Core deposit accounts- savings, checking and money market- increased $1.06 billion or 14.4%, partially offset by a $306.9 million decrease in certificates of deposit. Core deposits represents over 73% of our total deposit portfolio.
Borrowed Funds. Borrowed funds decreased $830.7 million, or 24.7%, to $2.54 billion at September 30, 2014 from $3.37 billion at December 31, 2013. The Company used approximately half of the proceeds from its second step capital offering to pay down maturing, short-term borrowings.
Stockholders’ Equity. Stockholders' equity increased $2.21 billion to $3.55 billion at September 30, 2014 from $1.33 billion at December 31, 2013. The increase is primarily related to the impact of the Company's second step capital offering, net income of $88.6 million for the nine months ended September 30, 2014 and a $5.7 million decrease to other comprehensive loss primarily due to unrealized gains on securities available-for-sale. Stockholders' equity was also impacted by the declaration of cash dividends totaling $0.08 per common share for the nine months ended September 30, 2014 which resulted in a decrease of $28.2 million.
Analysis of Net Interest Income
Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$253,280	$70	0.11%	$130,024	$20	0.06%
Securities available-for-sale	1,069,550	4,715	1.76	835,736	3,837	1.84
Securities held-to-maturity	1,449,443	8,364	2.31	681,811	4,711	2.76
Net loans	13,931,314	152,397	4.38	11,232,829	127,186	4.53
Stock in FHLB	141,283	1,512	4.28	185,093	1,643	3.55
Total interest-earning assets	16,844,870	167,058	3.97	13,065,493	137,397	4.21
Non-interest-earning assets	729,113			535,867
Total assets	$17,573,983			$13,601,360
Interest-bearing liabilities:
Savings deposits	$2,219,351	$1,679	0.30%	$1,747,149	$1,520	0.35%
Interest-bearing checking	2,596,455	2,364	0.36	1,756,696	1,478	0.34
Money market accounts	2,255,112	3,059	0.54	1,562,549	1,671	0.43
Certificates of deposit	3,084,715	7,387	0.96	2,691,650	7,061	1.05
Total interest-bearing deposits	10,155,633	14,489	0.57	7,758,044	11,730	0.60
Borrowed funds	2,489,116	14,724	2.37	3,599,311	15,243	1.69
Total interest-bearing liabilities	12,644,749	29,213	0.92	11,357,355	26,973	0.95
Non-interest-bearing liabilities	1,388,052			1,131,844
Total liabilities	14,032,801			12,489,199
Stockholders’ equity	3,541,182			1,112,161
Total liabilities and stockholders’ equity	$17,573,983			$13,601,360
Net interest income		$137,845			$110,424
Net interest rate spread(1)			3.05%			3.26%
Net interest-earning assets(2)	$4,200,121			$1,708,138
Net interest margin(3)			3.27%			3.38%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33x			1.15x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$350,906	$379	0.14%	$122,686	$41	0.04%
Securities available-for-sale	922,108	13,254	1.92	1,180,638	14,572	1.65
Securities held-to-maturity	1,235,518	22,820	2.46	353,855	10,209	3.85
Net loans	13,549,571	447,899	4.41	10,765,130	369,682	4.58
Stock in FHLB	156,209	5,420	4.63	164,999	4,521	3.65
Total interest-earning assets	16,214,312	489,772	4.03	12,587,308	399,025	4.23
Non-interest-earning assets	731,942			549,418
Total assets	$16,946,254			$13,136,726
Interest-bearing liabilities:
Savings deposits	$2,234,224	$4,998	0.30%	$1,745,593	$4,739	0.36%
Interest-bearing checking	2,394,235	6,274	0.35	1,731,471	4,558	0.35
Money market accounts	2,149,500	8,687	0.54	1,565,205	5,013	0.43
Certificates of deposit	3,284,864	23,286	0.95	2,810,768	22,358	1.06
Total interest-bearing deposits	10,062,823	43,245	0.57	7,853,037	36,668	0.62
Borrowed funds	2,811,826	44,728	2.12	3,101,563	45,183	1.94
Total interest-bearing liabilities	12,874,649	87,973	0.91	10,954,600	81,851	1.00
Non-interest-bearing liabilities	1,531,647			1,086,612
Total liabilities	14,406,296			12,041,212
Stockholders’ equity	2,539,958			1,095,514
Total liabilities and stockholders’ equity	$16,946,254			$13,136,726
Net interest income		$401,799			$317,174
Net interest rate spread(1)			3.12%			3.23%
Net interest-earning assets(2)	$3,339,663			$1,632,708
Net interest margin(3)			3.30%			3.36%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26x			1.15x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013
Net Income. Net income for the three months ended September 30, 2014 was $39.0 million compared to net income of $29.3 million for the three months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $88.6 million compared to net income of $84.5 million for the nine months ended September 30, 2013.
Net Interest Income. Net interest income increased by $27.4 million, or 24.8%, to $137.8 million for the three months ended September 30, 2014 from $110.4 million for the three months ended September 30, 2013. The increase was primarily due to the average balance of interest earning assets increasing $3.78 billion to $16.84 billion at September 30, 2014 compared to $13.07 billion at September 30, 2013, as well as a 3 basis point decrease in our weighted average cost of interest-bearing liabilities to 0.92% for the three months ended September 30, 2014 from 0.95% for the three months ended September 30, 2013. These were partially offset by the average balance of our interest bearing liabilities increasing $1.29 billion to $12.64 billion at September 30, 2014 compared to $11.36 billion at September 30, 2013, as well as the weighted average yield on our interest-earning assets decreasing 24 basis points to 3.97% for the three months ended September 30, 2014 from 4.21% for the three months ended September 30, 2013. The net interest spread decreased by 21 basis points to 3.05% for the three months ended September 30, 2014 from 3.26% for the three months ended September 30, 2013 as the weighted average yield on interest earning assets declined 24 basis points while our weighted average cost of interest bearing liabilities declined 3 basis points.
Net interest income increased by $84.6 million, or 26.7%, to $401.8 million for the nine months ended September 30, 2014 from $317.2 million for the nine months ended September 30, 2013. The increase was primarily due to the average balance of interest earning assets increasing $3.63 billion to $16.21 billion at September 30, 2014 compared to $12.59 billion at September 30, 2013, as well as a 9 basis point decrease in our weighted average cost of interest-bearing liabilities to 0.91% for the nine months ended September 30, 2014 from 1.00% for the nine months ended September 30, 2013. These were partially offset by the average balance of our interest bearing liabilities increasing $1.92 billion to $12.87 billion at September 30, 2014 compared to $10.95 billion at September 30, 2013, as well as the weighted average yield on our interest-earning assets decreasing 20 basis points to 4.03% for the nine months ended September 30, 2014 from 4.23% for the nine months ended September 30, 2013. The net interest spread decreased by 11 basis points to 3.12% for the nine months ended September 30, 2014 from 3.23% for the nine months ended September 30, 2013 as the weighted average yield on interest earning assets declined 20 basis points while our weighted average cost of interest bearing liabilities declined 9 basis points.
Interest and Dividend Income. Total interest and dividend income increased by $29.7 million, or 21.6%, to $167.1 million for the three months ended September 30, 2014 from $137.4 million for the three months ended September 30, 2013. This increase is attributed to the average balance of interest-earning assets increasing $3.78 billion, or 28.9%, to $16.84 billion for the three months ended September 30, 2014 from $13.07 billion for the three months ended September 30, 2013 as a result of the second step capital offering, organic growth and acquisitions. This was partially offset by the weighted average yield on interest-earning assets decreasing 24 basis points to 3.97% for the three months ended September 30, 2014 compared to 4.21% for the three months ended September 30, 2013.
Interest income on loans increased by $25.2 million, or 19.8%, to $152.4 million for the three months ended September 30, 2014 from $127.2 million for the three months ended September 30, 2013, reflecting a $2.70 billion, or 24.0%, increase in the average balance of net loans to $13.93 billion for the three months ended September 30, 2014 from $11.23 billion for the three months ended September 30, 2013. The increase is primarily attributed to the average balance of multi-family loans, residential loans and commercial real estate loans increasing $1.08 billion, $766.6 million and $586.9 million, respectively, as we continue to grow our loan portfolio. This was partially offset by a decrease of 15 basis points in the weighted average yield on net loans to 4.38% for the three months ended September 30, 2014 from 4.53% for the three months ended September 30, 2013. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $4.3 million for the three months ended September 30, 2014 from $4.1 million for the three months ended September 30, 2013.

Interest income on all other interest-earning assets, excluding loans, increased by $4.5 million, or 43.6%, to $14.7 million for the three months ended September 30, 2014 from $10.2 million for the three months ended September 30, 2013. The increase is attributed to the $1.08 billion increase in the average balance of all other interest-earning assets, excluding loans, to $2.91 billion for the three months ended September 30, 2014 from $1.83 billion for the three months ended September 30, 2013. A portion of the second step capital offering proceeds was used to purchase short duration investment securities. This increase was partially offset by a 22 basis point decrease in the weighted average yield on interest-earning assets, excluding loans, to 2.01% for the three months ended September 30, 2014 compared to 2.23% for the three months ended September 30, 2013.

Total interest and dividend income increased by $90.7 million, or 22.7%, to $489.8 million for the nine months ended September 30, 2014 from $399.0 million for the nine months ended September 30, 2013. This increase is attributed to the average balance of interest-earning assets increasing $3.63 billion, or 28.8%, to $16.21 billion for the nine months ended September 30, 2014 from $12.59 billion for the nine months ended September 30, 2013. This was partially offset by the weighted average yield on interest-earning assets decreasing 20 basis points to 4.03% for the nine months ended September 30, 2014 compared to 4.23% for the nine months ended September 30, 2013.

Interest income on loans increased by $78.2 million, or 21.2%, to $447.9 million for the nine months ended September 30, 2014 from $369.7 million for the nine months ended September 30, 2013, reflecting a $2.78 billion, or 25.9%, increase in the average balance of net loans to $13.55 billion for the nine months ended September 30, 2014 from $10.77 billion for the nine months ended September 30, 2013. The increase is primarily attributed to the average balance of multi-family loans, residential loans and commercial real estate loans increasing $1.04 billion, $905.8 million and $595.0 million, respectively, as we continue to grow our loan portfolio. These increases were partially offset by a 17 basis point decrease in the weighted average yield on net loans to 4.41% for the nine months ended September 30, 2014 from 4.58% for the nine months ended September 30, 2013. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $13.2 million for the nine months ended September 30, 2014 from $10.8 million for the nine months ended September 30, 2013.

Interest income on all other interest-earning assets, excluding loans, increased by $12.5 million, or 42.7%, to $41.9 million for the nine months ended September 30, 2014 from $29.3 million for the nine months ended September 30, 2013. The average balance of all other interest-earning assets, excluding loans, increased by $842.6 million to $2.66 billion for the nine months ended September 30, 2014 from $1.82 billion for the nine months ended September 30, 2013. A portion of second step capital offering proceeds was used to purchase short duration investment securities. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 5 basis points to 2.10% for the nine months ended September 30, 2014 compared to 2.15% for the nine months ended September 30, 2013.
Interest Expense. Total interest expense increased by $2.2 million, or 8.3%, to $29.2 million for the three months ended September 30, 2014 from $27.0 million for the three months ended September 30, 2013. This increase is due to the average balance of total interest-bearing liabilities increasing by $1.29 billion, or 11.3%, to $12.64 billion for the three months ended September 30, 2014 from $11.36 billion for the three months ended September 30, 2013. This increase is partially offset by the weighted average cost of total interest-bearing liabilities decreasing 3 basis points to 0.92% for the three months ended September 30, 2014 compared to 0.95% for the three months ended September 30, 2013 as deposit rates reflect the current interest rate environment.
Interest expense on interest-bearing deposits increased $2.8 million, or 23.5% to $14.5 million for the three months ended September 30, 2014 from $11.7 million for the three months ended September 30, 2013. This increase is attributed to the average balance of total interest-bearing deposits increasing $2.40 billion, or 30.9% to $10.16 billion for the three months ended September 30, 2014 from $7.76 billion for the three months ended September 30, 2013. Average balances of core deposit accounts- savings, checking and money market- increased $2.00 billion to $7.07 billion for the three months ended September 30, 2014. This increase was partially offset by a 3 basis point decrease in the weighted average cost of interest-bearing deposits to 0.57% for the three months ended September 30, 2014 from 0.60% for the three months ended September 30, 2013 as deposit rates reflect the current interest rate environment.
Interest expense on borrowed funds decreased by $519,000, or 3.4%, to $14.7 million for the three months ended September 30, 2014 from $15.2 million for the three months ended September 30, 2013. This decrease is attributed to the average balance of borrowed funds decreasing $1.11 billion or 30.8%, to $2.49 billion for the three months ended September 30, 2014 from $3.60 billion for the three months ended September 30, 2013. Approximately half of the proceeds from the second step capital offering was used to pay down maturing, short-term borrowings. This decrease was partially offset by a 68 basis point increase to the weighted average cost of borrowings to 2.37% for the three months ended September 30, 2014 from 1.69% for the three months ended September 30, 2013 as maturing short-term borrowings were at lower interest rates.
Total interest expense increased by $6.1 million, or 7.5%, to $88.0 million for the nine months ended September 30, 2014 from $81.9 million for the nine months ended September 30, 2013. This increase is attributed to the average balance of total interest-bearing liabilities increasing by $1.92 billion, or 17.5%, to $12.87 billion for the nine months ended September 30, 2014 from $10.95 billion for the nine months ended September 30, 2013. This increase was partially offset by the weighted average cost of total interest-bearing liabilities decreasing 9 basis points to 0.91% for the nine months ended September 30, 2014 compared to 1.00% for the nine months ended September 30, 2013.
Interest expense on interest-bearing deposits increased $6.6 million, or 17.9%, to $43.2 million for the nine months ended September 30, 2014 from $36.7 million for the nine months ended September 30, 2013. This increase is attributed to the average balance of total interest-bearing deposits increasing $2.21 billion, or 28.1% to $10.06 billion for the nine months ended September 30, 2014 from $7.85 billion for the nine months ended September 30, 2013. Average balances of core deposit accounts- savings, checking and money market- increased $1.74 billion to $6.78 billion for the nine months ended September 30, 2014. This increase was partially offset by a 5 basis point decrease in the average cost of interest-bearing deposits to 0.57% for the nine months ended September 30, 2014 from 0.62% for the nine months ended September 30, 2013 as deposit rates reflect the lower interest rate environment.
Interest expense on borrowed funds decreased by $455,000, or 1.0%, to $44.7 million for the nine months ended September 30, 2014 from $45.2 million for the nine months ended September 30, 2013. This decrease is attributed to the average balance of borrowed funds decreasing by $289.7 million or 9.3%, to $2.81 billion for the nine months ended September 30, 2014 from $3.10 billion for the nine months ended September 30, 2013. This decrease is partially offset by the average cost of borrowed funds increasing 18 basis points to 2.12% for the nine months ended September 30, 2014 from 1.94% for the nine months ended September 30, 2013 as maturing short-term borrowings were at lower interest rates.
Provision for Loan Losses. Our provision for loan losses was $9.0 million for the three months ended September 30, 2014 compared to $13.8 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, net charge-offs were $4.0 million compared to $1.4 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, our provision for loan losses was $26.0 million compared to $41.3 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net charge-offs were $8.8 million compared to $16.6 million for the nine months ended September 30, 2013. Our provision for the three and nine months ended September 30, 2014 is a result of continued growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans and delinquent loans. While the economic and real estate conditions in our lending area have improved, management is cautiously optimistic and continues to be prudent in assessing the Company's credit risk. The Federal Reserve Board has stated it will continue to hold short term interest rates at low rates until 2015 unless economic conditions greatly improve.
    For the nine months ended September 30, 2014, the Company sold $32.4 million of non-performing and PCI loans. The sale resulted in a net gain of approximately $552,000. For the nine months ended September 30, 2013, the Company sold $14.9 million of non-performing residential loans and one construction loan for $8.2 million. There was no gain or loss associated with any of the sales, as the loans were previously written down to estimated fair value.
Non-Interest Income. Total non-interest income increased by $381,000, or 4.0% to $9.9 million for the three months ended September 30, 2014 from $9.5 million for the three months ended September 30, 2013. The higher income is mainly attributed to increases in bank owned life insurance and other income of $938,000 and $585,000, respectively. Other income increases are primarily a result of income on non-deposit investment products. These increases were partially offset by a decrease in gain on loan transactions of $1.4 million to $856,000 for the three months ended September 30, 2014 due to lower volume of sales in the secondary market.
Total non-interest income increased by $2.9 million, or 9.9% to $32.0 million for the nine months ended September 30, 2014 from $29.1 million for the nine months ended September 30, 2013. Included in other income for the nine months ended September 30, 2014 is a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. Additionally, income on bank owned life insurance and fees and service charges increased $1.4 million and $1.0 million, respectively, for the nine months ended September 30, 2014. These increases were partially offset by a $3.5 million decrease in gain on the sale of loans to $3.8 million for the nine months ended September 30, 2014 as compared to $7.3 million for the nine months ended September 30, 2013 due to lower volume of sales in the secondary market.
Non-Interest Expenses. Total non-interest expenses increased by $15.8 million, or 25.9%, to $76.6 million for the three months ended September 30, 2014 from $60.8 million for the three months ended September 30, 2013. Compensation and fringe benefits increased $8.5 million for the three months ended September 30, 2014. The increase in compensation and fringe benefits relates to staff additions pertaining to the acquisitions of Roma Financial Corporation and Gateway, completed in December 2013 and January 2014, respectively, as well as increased staff to support our continued growth and normal merit increases. Full time equivalent employees were 1,630 at September 30, 2014, an increase of 27% from September 30, 2013. Other operating expenses increased by $2.5 million to $7.2 million for the three months ended September 30, 2014 from $4.7 million for the three months ended September 30, 2013. Data processing fees, occupancy expense, professional fees and advertising expenses have increased by $1.7 million, $1.7 million, $1.3 million and $1.0 million, respectively, for the three months ended September 30, 2014. These increases are primarily the result of our recent acquisitions and organic growth.
Total non-interest expenses increased by $92.1 million, or 53.0%, to $265.9 million for the nine months ended September 30, 2014 from $173.9 million for the nine months ended September 30, 2013. Included in non-interest expense is $1.6 million of one time costs related to the acquisition of Gateway. Compensation and fringe benefits increased $42.7 million for the nine months ended September 30, 2014, which includes $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. In addition, compensation expense included approximately $1.0 million related to retention and severance payments to former Roma Financial Corporation employees and $767,000 related to retention and severance payments to former Gateway employees. The remaining increase in compensation and fringe benefits relate to staff additions pertaining to the acquisitions of Roma Financial Corporation and Gateway, as well as increased staff to support our continued growth and normal merit increases. Other operating expenses increased by $6.5 million to $20.5 million for the nine months ended September 30, 2014 from $14.0 million for the nine months ended September 30, 2013. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering, comprised of 1,000,000 shares of common stock and $10.0 million in cash. Occupancy expense, data processing fees, professional fees and advertising expenses have increased by $8.0 million, $6.9 million, $3.8 million and $2.8 million, respectively, for the nine months ended September 30, 2014. These increases are primarily the result of our recent acquisitions and organic growth.
Income Tax Expense. Income tax expense was $23.1 million for the three months ended September 30, 2014, representing a 37.17% effective tax rate compared to income tax expense of $16.1 million for the three months ended September 30, 2013 representing a 35.41% effective tax rate.
Income tax expense was $53.2 million for the nine months ended September 30, 2014, representing a 37.99% effective tax rate compared to income tax expense of $46.7 million for the nine months ended September 30, 2013 representing a 35.57% effective tax rate.
For the nine months ended September 30, 2014, there was a change in New York state tax law which will likely result in the Company paying higher New York state taxes in future periods. The Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company recognized a $680,000 write up to its deferred tax assets during the first quarter of 2014, which is a discrete item, reflected as a reduction of income tax expense. The Company will continue to monitor the impact of this tax law change.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit, brokered deposits and other borrowings from the FHLB and other correspondent banks.
In connection with the second step capital offering, the Company raised net proceeds of $2.15 billion and used approximately half of the proceeds to pay down maturing, short term borrowings. At September 30, 2014, the Company had overnight borrowings outstanding of $108.0 million with FHLB as compared to $707.0 million at December 31, 2013. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.54 billion at September 30, 2014, a decrease of $831.0 million from $3.37 billion at December 31, 2013.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2014, outstanding commitments to originate loans totaled $749.1 million; outstanding unused lines of credit totaled $661.8 million; standby letters of credit totaled $22.7 million and outstanding commitments to sell loans totaled $12.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.85 billion at September 30, 2014. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

As of September 30, 2014, the Bank and the Company exceeded all regulatory capital requirements as follows:

	September 30, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$2,456,431	18.99%	$1,034,800	8.00%
Tier I capital (to risk-weighted assets)	2,294,381	17.74	517,400	4.00
Tier I capital (to average assets)	2,294,381	13.13	698,785	4.00

Company:
Total capital (to risk-weighted assets)	$3,640,776	28.10%	$1,036,434	8.00%
Tier I capital (to risk-weighted assets)	3,478,473	26.85	518,217	4.00
Tier I capital (to average assets)	3,478,473	19.89	699,616	4.00

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and certain minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank and the Company on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2014:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$2,536,594	446,313	225,000	325,000	1,540,281
Commitments to originate and purchase loans	$749,106	749,106	—	—	—
Commitments to sell loans	$12,000	12,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $50.0 million of the borrowings are callable at the option of the lender. Additionally, at September 30, 2014, the Company’s commitments to fund unused lines of credit totaled $661.8 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

In addition to the contractual obligations previously discussed, we have other liabilities which includes capitalized and operating lease obligations. These contractual obligations as of September 30, 2014 have not changed significantly from December 31, 2013.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable rate first mortgages. At September 30, 2014, approximately 36.9% of our residential portfolio was in variable rate products, while 63.1% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
We retain an independent, nationally recognized consulting firm that specializes in asset and liability management to complete our quarterly interest rate risk reports. We also retain a second nationally recognized consulting firm to prepare independently comparable interest rate risk reports for the purpose of validation. Both firms use a combination of analyzes to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
The net interest income analysis uses data derived from an asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition, we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually over a one year provided. Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
Our asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.
Quantitative Analysis. The table below sets forth, as of September 30, 2014, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,297,845	(336,464)	(9.3)%	$510,531	(26,138)	(4.9)%
0bp	$3,634,309	—	—	$536,669	—	—
-100bp	$3,494,390	(139,919)	(3.8)%	$537,778	1,109	0.2%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at September 30, 2014, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 9.3% decrease in NPV and a $26.1 million, or 4.9%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 3.8% decrease in NPV and a $1.1, or 0.2%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The second step conversion on May 7, 2014 resulted in the accelerated vesting of all outstanding stock awards. The withholding of shares for payment of taxes with respect of these awards resulted in treasury stock of 1,101,694 shares.The existing stock repurchase plan was terminated in conjunction with the second step conversion. Under applicable federal regulations, the Company is not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from, the Federal Reserve Board. The regulations provide that the Company must demonstrate “extraordinary circumstances” and a compelling and valid business purpose for any proposed stock repurchases during the first year following a conversion. The Company has requested the non-objection from the FRB to implement a repurchase program, but no assurance can be given that the non-objection of the FRB will be provided. There were no repurchases of our common stock during the third quarter 2014.

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

INVESTORS BANCORP, INC.

Date: November 10, 2014	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)