Form 10-K
period 2014-12-31
Investors Bancorp, Inc.
filed 2015-03-02
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 001-36441

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 23, 2015, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 358,215,728 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2014, as reported by the NASDAQ Global Select Market, was approximately $3.68 billion.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2015 Annual Meeting of Stockholders of the registrant (Part III).

INVESTORS BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.
Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors are outlined in Item 1A herein and include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•
general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification and growth of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results;

•	impact on our financial performance associated with the effective deployment of capital raised in our second step conversion offering; and

•	the risk of continued economic slowdown that would adversely affect credit quality and loan originations.
We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.
As used in this Form 10-K, “we,” “us” and “our” refer to Investors Bancorp, Inc. and its consolidated subsidiaries, principally Investors Bank.

PART I

ITEM 1.	BUSINESS
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon the completion of the mutual-to-stock conversion of Investors Bancorp, MHC in May 2014. Old Investors Bancorp was a Delaware corporation organized in January 1997 for the purpose of being a holding company for Investors Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, Old Investors Bancorp completed its initial public stock offering in which it sold 131,649,089 shares, or 43.74% of its outstanding common stock, to subscribers in the offering, including 10,847,883 shares purchased by the Investors Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC (the “MHC”), Old Investors Bancorp New Jersey chartered mutual holding company parent, held 165,353,151 shares, or 54.94% of Old Investors Bancorp’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, Old Investors Bancorp contributed $5,163,000 in cash and issued 3,949,473 shares of common stock, or 1.32% of its outstanding shares, to the Investors Bank Charitable Foundation.

In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp subsequently merged into the Company and the Company became its successor under the name Investors Bancorp, Inc. The second step conversion was completed on May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. As a result of the conversion, all share information has been revised to reflect the 2.55- to- one exchange ratio. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.
The Company is subject to regulation as a bank holding company by the Federal Reserve Board. Our primary business has been that of owning the common stock of the Bank and a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies. At December 31, 2014, our consolidated assets totaled $18.77 billion and our consolidated deposits totaled $12.17 billion.
Investors Bancorp neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company employs as officers only certain persons who are also officers of the Bank and uses the support staff of the Bank from time to time. These persons are not separately compensated by Investors Bancorp. Investors Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.
On September 28, 2012, the Company declared its first quarterly cash dividend since completing its initial public stock offering in October 2005. Since declaring this dividend, the Company has paid a dividend to stockholders in each subsequent quarter with the most recent paid in February 2015.
Investors Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, it has grown through acquisitions and internal growth, including de novo branching. In 1992, the charter was converted to a mutual savings bank and in 1997 the charter was converted to a New Jersey-chartered stock savings bank.
The Bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, commercial and industrial ("C&I") loans, construction loans and consumer loans, the majority of which are home equity loans and home equity lines of credit. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 15% of consolidated assets at December 31, 2014. The Bank offers a variety of deposit accounts and emphasizes quality customer service. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance ("NJDBI"), the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau ("CFPB").
The Company’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on assets, primarily loans and securities portfolios, and the interest paid on deposits and borrowings. Earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, the impact of real estate in the Company's lending area, government policies and actions of regulatory authorities. Net income is also affected by provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes fees and service charges; income on bank owned life insurance, or BOLI; net gain on loan transactions; net gain on securities transactions; impairment losses on investment securities; gain (loss) on sale of other real estate owned and other income. Non-interest expense consists of compensation and fringe benefits; advertising and promotional expense; office occupancy and equipment expense; federal deposit insurance premiums; stationary, printing, supplies and telephone expense; professional fees; data processing fees and other operating expenses.
We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey and our branch offices located throughout New Jersey and New York. In addition, the Company has a commercial real estate loan production office in New York, New York and an operation center in Iselin, New Jersey. The telephone number at the main office is (973) 924-5100.

Our Business Strategy
Since the initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits. Our transformation can be attributed to a number of factors, including organic growth, de novo branches, bank and branch acquisitions, as well as expanding our product offerings. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business while transitioning to a retail commercial bank.

Opportunities through Our Attractive Markets
The markets we operate in are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. We have expanded our New Jersey franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. Additionally, we have strengthened our presence in our historic markets throughout New Jersey. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, Investors Bank is one of the largest New Jersey headquartered banking institutions as measured by both assets and deposits. The markets we operate in are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions and much smaller local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area.
Many of the counties we serve are projected to experience moderate to strong population and household income growth through 2018. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market with median household incomes greater than $45,000. The household incomes in the counties we serve are all expected to increase in a range from 0.23% to12.4 % through 2019. The December 2014 unemployment rates for New Jersey and New York were 5.7% for each state, while the national rate was 5.6%.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions and insurance companies. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2014, the latest date for which statistics are available, our market share of deposits was 3.81% of total deposits in the State of New Jersey.

Growing and Diversifying the Loan Portfolio
Our business plan has been, and will continue to be, to grow and diversify our loan portfolio. We have accomplished the majority of this growth by focusing on originating more multi-family and commercial real estate loans in our market area through our New York City and New Jersey loan production offices. For the year ended December 31, 2014, we originated $1.67 billion in multi-family loans and $869.7 million in commercial real estate loans. We are focusing on growing our commercial loan portfolio because it helps to diversify the loan portfolio and reduces our credit and interest rate exposure to mortgage-backed securities and one- to four-family mortgages.
To further diversify our loan portfolio we have increased commercial and industrial (“C&I”) lending by building relationships with small to medium sized companies in our market area. We have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry and most recently, a team of experienced lenders specializing in asset based lending. For the year ended December 31, 2014, we originated $445.4 million of C&I loans. We have diversified our loan portfolio, as evidenced by the fact that commercial loans (including commercial real estate, multi-family, C&I and construction loans) represent approximately 59% of our loan portfolio at December 31, 2014 as compared to December 31, 2010, when commercial loans were approximately 35% of total loans. Growing and diversifying our loan portfolio will continue to be a major focus of our business strategy going forward.

Changing the Mix of Deposits
We have focused on changing our deposit mix from certificates of deposit to core deposits (savings, checking and money market accounts). Core deposits are an attractive funding alternative because they are a more stable source of low cost funding and are less sensitive to changes in market interest rates. As of December 31, 2014, we had core deposit accounts of $9.60 billion, representing approximately 79% of total deposits, compared to December 31, 2010 when core deposits were $3.33 billion, representing 49% of total deposits. In order to maintain these favorable results and trends, we will continue to invest in additional de novo branches, branch staff training and product development. Over the past few years we have developed a suite of commercial deposit and cash management products, designed to appeal to small business owners and non-profit organizations including electronic deposit services such as remote deposit capture. Mobile banking services have also been developed to serve our customers’ needs and adapt to a changing environment. We will continue to enhance our web site and use social media as a way to stay connected to our customers.
Our deposit business has become more diversified over the past few years as we attract more deposits from commercial entities, including most of the businesses that borrow from us. Investors Bank has become one of the largest depositories for government and municipal deposits in New Jersey, which provides us with a low cost funding source. Our branch network, concentrated in markets with attractive demographics and a high density population will continue to provide us with opportunities to grow and improve our deposit base.

Acquisitions
A significant portion of our historic growth can be attributed to our acquisition strategy. Over the past few years we have completed eight bank or branch acquisitions. Although management evaluates a number of factors when considering an acquisition, we have maintained a fundamental focus on preserving tangible book value per share. Some of our most recent transactions have included the following acquisitions:

•	Gateway Community Financial Corp., completed January 2014 ($254.7 million of deposits and 4 branches in Gloucester County, New Jersey)

•	Roma Financial Corporation, completed December 2013 ($1.34 billion of deposits and 26 branches in the Philadelphia suburbs of New Jersey)

•	Marathon Banking Corporation, completed October 2012 ($777.5 million in deposits and 13 branches in Brooklyn, Queens, Staten Island, Manhattan and Long Island)

•	Brooklyn Federal Bancorp, completed January 2012 ($385.9 million in deposits and 5 branches in Brooklyn and Long Island)
These acquisitions have provided us with the opportunity to grow our business, expand our geographic footprint and improve our financial performance. We intend to continue to evaluate potential acquisition opportunities that may present themselves in the future while maintaining the financial and pricing discipline that we have adhered to in the past.

Capital Management
Capital management is a key component of our business strategy. With the completion of the second step conversion, we raised net proceeds of $2.15 billion in equity. As of December 31, 2014 our tangible equity to asset ratio was 18.60% and our tangible book value per share was $10.08. We manage our capital through a combination of organic growth, acquisitions and, subject to compliance with applicable regulations, stock repurchases and dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s initial public offering, while preserving tangible book value for stockholders.
On September 28, 2012, we declared our first quarterly cash dividend of $0.02 per share as part of a dividend program for stockholders and have paid a dividend in every subsequent quarter. In January 2015, the Company declared a quarterly cash dividend of $0.05 per share and a special cash dividend of $0.05 per share. The cumulative $0.10 per share dividend was paid on February 24, 2015 to stockholders of record as of February 9, 2015.
Upon the one-year anniversary of its second step conversion, the Company will continue to leverage its capital and intends on repurchasing its outstanding stock through a buyback program, subject to market conditions. We believe this will be one of the main tools to utilize our excess capital in the near term.

Involvement in Our Communities
Investors Bank proudly promotes a higher quality of life in the communities it serves in New Jersey and New York through employee volunteer efforts and the Investors Charitable Foundation. Employees are continually encouraged to become leaders in their communities and use Investors Bank’s support to help others. Through the Charitable Foundation, established in 2005, Investors Bank has contributed or committed $11.3 million in donations to enrich the lives of New Jersey and New York citizens by supporting initiatives in the arts, education, youth development, affordable housing, and health and human services.
Community involvement is one of the principal values of Investors Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at Investors Bank that promotes high employee morale while enhancing the presence of Investors Bank in our local markets.
Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans, residential mortgage loans and consumer and other loans. At December 31, 2014, multi-family loans totaled $5.05 billion, or 33.4% of our total loan portfolio, commercial real estate loans totaled $3.15 billion, or 20.8% of our total loan portfolio, commercial and industrial loans totaled $544.5 million, or 3.6% of our total loan portfolio and construction loans totaled $148.4 million, or 1.0% of our total loan portfolio. Residential mortgage loans represented $5.77 billion, or 38.2% of our total loans at December 31, 2014. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At December 31, 2014, consumer and other loans totaled $441.0 million, or 2.9% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, including Purchased Credit-Impaired ("PCI") loans at the dates indicated. PCI loans are loans acquired at a discount that is due, in part, to credit quality and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. Included in total loans below are PCI loans of $17.8 million, $36.0 million, $6.7 million $0.9 million and $9.8 million, respectively for the year ended December 31, 2014, 2013, 2012, 2011 and 2010. Commercial loans are comprised of multi-family loans, commercial real estate loans, commercial and industrial loans and construction loans. Our primary focus over recent years has been on the origination of mutli-family loans, commercial real estate loans and commercial and industrial loans.

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands )
Commercial loans:
Multi-family loans	$5,049,114	33.44%	$3,986,208	30.51%	$2,995,471	28.70%	$1,816,118	20.42%	$1,161,874	14.53%
Commercial real estate loans *	3,147,153	20.84	2,505,327	19.18	1,971,689	18.89	1,418,636	15.95	1,225,256	15.33
Commercial and industrial loans	544,458	3.61	268,422	2.05	169,258	1.62	106,299	1.20	60,903	0.76
Construction loans	148,396	0.98	202,261	1.55	224,816	2.15	277,625	3.12	347,825	4.35
Total commercial loans	8,889,121	58.87	6,962,218	53.29	5,361,234	51.36	3,618,678	40.69	2,795,858	34.94
Residential mortgage loans	5,769,477	38.21	5,698,351	43.62	4,838,315	46.35	5,034,161	56.59	4,939,244	61.78
Consumer and other loans:
Home equity loans	222,871	1.48	245,653	1.88	101,163	0.97	121,134	1.36	147,540	1.84
Home equity credit lines	200,066	1.32	150,796	1.15	131,808	1.26	117,445	1.32	108,356	1.36
Other	18,017	0.12	7,600	0.06	5,951	0.06	3,648	0.04	3,861	0.05
Total consumer and other loans	440,954	2.92	404,049	3.09	238,922	2.29	242,227	2.72	259,757	3.25
Total loans	$15,099,552	100.00%	$13,064,618	100.00%	$10,438,471	100.00%	$8,895,066	100.00%	$7,994,859	100.00%
Premiums on purchased loans, net	47,906		52,014		43,023		29,927		22,021
Deferred loan fees, net	(59,604)		(60,160)		(32,536)		(13,540)		(8,244)
Allowance for loan losses	(200,284)		(173,928)		(142,172)		(117,242)		(90,931)
Net loans	$14,887,570		$12,882,544		$10,306,786		$8,794,211		$7,917,705

*At December 31, 2014, the Company’s owner-occupied real estate loans included in commercial real estate loans amounted to $560.3 million, or 17.8% of commercial real estate loans.

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio including PCI loans at December 31, 2014. Overdraft loans are reported as being due in one year or less.

	At December 31, 2014
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$146,735	$231,610	$149,812	$59,930	$259,156	$208,350	$1,055,593
After one year:
One to three years	614,453	588,164	56,397	84,243	293,404	11,056	1,647,717
Three to five years	1,426,407	901,188	100,000	—	620,841	19,259	3,067,695
Five to ten years	2,572,622	1,247,906	167,768	4,223	847,806	77,617	4,917,942
Ten to twenty years	286,647	171,181	70,481	—	1,422,275	105,355	2,055,939
Over twenty years	2,250	7,104	—	—	2,325,995	19,317	2,354,666
Total due after one year	4,902,379	2,915,543	394,646	88,466	5,510,321	232,604	14,043,959
Total loans	$5,049,114	$3,147,153	$544,458	$148,396	$5,769,477	$440,954	$15,099,552
Premiums on purchased loans, net							47,906
Deferred loan fees, net							(59,604)
Allowance for loan losses							(200,284)
Net loans							$14,887,570

The following table sets forth fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$1,966,454	$2,935,925	$4,902,379
Commercial real estate loans	1,218,544	1,696,999	2,915,543
Commercial and industrial loans	252,140	142,506	394,646
Construction loans	5,147	83,319	88,466
Total commercial loans	3,442,285	4,858,749	8,301,034
Residential mortgage loans	3,765,576	1,744,745	5,510,321
Consumer and other loans:
Home equity loans	217,390	—	217,390
Home equity credit lines	—	2,665	2,665
Other	937	11,612	12,549
Total consumer and other loans	218,327	14,277	232,604
Total loans	$7,426,188	$6,617,771	$14,043,959
Multi-family Loans. At December 31, 2014, $5.05 billion, or 33.4% of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 75% for multi-family loans. At December 31, 2014, our largest multi-family loan was $42.0 million, which consists of a New York apartment building with 103 units which was performing in accordance with its contractual terms.
We consider a number of factors when we originate multi-family loans. During the underwriting process we evaluate the business qualifications and financial condition of the borrower, including credit history, profitability of the property being financed, as well as the value and condition of the mortgaged property securing the loan. When evaluating the business qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure it is at least 120% of the monthly debt service for apartment buildings. All multi-family loans are appraised by outside independent appraisers who have been approved by our Board of Directors. All borrowers are required to obtain title, fire and casualty insurance and, if warranted, flood insurance.
Multi-family loans are generally lower credit risk than other types of commercial real estate lending due to the diversification of cash flows from multiple tenants to service the debt. Loans secured by multi-family and commercial real estate generally are larger than residential mortgage loans and can involve greater credit risk. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, management annually evaluates the performance of all multi-family loans in excess of $2.0 million.
Commercial Real Estate Loans. At December 31, 2014, $3.15 billion, or 20.8% of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans in New Jersey, New York and surrounding states, which are secured by industrial properties, retail buildings, office buildings and other commercial properties. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans. At December 31, 2014, our largest commercial real estate loan was $42.0 million and is on a retail shopping center in New Jersey which was performing in accordance with its contractual terms.
We consider a number of factors when we originate commercial real estate loans. During the underwriting process we evaluate the business qualifications and financial condition of the borrower, including credit history, profitability of the property being financed, as well as the value and condition of the mortgaged property securing the loan. When evaluating the business qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure it is at least 130% for commercial income-producing properties. All commercial real estate loans are appraised by outside independent appraisers who have been approved by our Board of Directors. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan and other factors. All borrowers are required to obtain title, fire and casualty insurance and, if warranted, flood insurance.
Loans secured by commercial real estate generally are larger than residential mortgage loans and can involve greater credit risk than residential and multi-family loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, management annually evaluates the performance of all commercial real estate loans in excess of $1.0 million.
Commercial and Industrial Loans. At December 31, 2014, $544.5 million, or 3.6% of our total loan portfolio was commercial and industrial loans. We offer a wide range of credit facilities to commercial and industrial clients throughout our geographic footprint. Our credit offerings are lines of credit, term loans and letters of credit. The collateral for these types of loans can be comprised of real estate and a lien on the general assets, including inventory and receivables of the business and in many cases are further supported by a personal guarantee of the owner. For a real estate backed loan, the maximum loan to value limit is 75% and businesses will typically have at least a two year history. Assets collateralized for these types of loans represent accounts receivable and inventory. Included in commercial real estate loans are owner occupied commercial mortgage loans which totaled $560.3 million at December 31, 2014. At December 31, 2014, our largest commercial and industrial loan was $27.0 million to a hotel property in New York City performing in accordance with its contractual terms.
As the Company and its footprint have grown it has broadened its product offerings to create certain commercial and industrial lending subspecialties. These now include expanded lending to the healthcare industry. The Company recently formed an asset based lending team which as of December 31, 2014 had loans totaling $44.4 million.
Construction Loans.  At December 31, 2014, we held $148.4 million in construction loans representing 1.0% of our total loan portfolio. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to be repaid over a three-year period and generally are made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.
At December 31, 2014, the Bank’s largest construction loan was a $40.0 million note with an outstanding balance of $20.4 million on an apartment development project in New Jersey which was performing in accordance with contractual terms.
Construction loans generally involve a greater degree of credit risk than either residential mortgage loans or other commercial loans. The risk of loss on a construction loan depends on the accuracy of the initial estimate of the property’s value when the construction is completed compared to the estimated cost of construction. For all loans, we use outside independent appraisers approved by our Board of Directors. We require all borrowers to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance. A detailed plan and cost review by an outside engineering firm is required on loans in excess of $2.5 million.
Residential Mortgage Loans. At December 31, 2014, $5.77 billion or 38.2%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases, we acquire the loans with servicing rights. In addition, we occasionally purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions after appropriate due diligence. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors.
Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $1,250,000. Loans over $1,250,000 require a lower loan-to-value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2014, we held $3.65 billion in fixed-rate residential mortgage loans which represented 63% of our residential mortgage loan portfolio.
We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. In addition, we hold in our loan portfolio interest-only, one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature results in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. Borrowers were qualified using the loan rate at the date of origination and the fully amortized payment amount. While we hold these in our loan portfolio, we no longer originate interest only, residential mortgages.
Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2014, we held $2.12 billion in adjustable-rate, residential mortgage loans, of which $288.0 million were interest-only, one- to four-family mortgages. Adjustable-rate residential mortgage loans represented 37% of our residential mortgage loan portfolio.
To provide financing for low-and moderate-income home buyers, we also offer various loan programs, some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met.
All residential mortgage loans we originate include a “due-on-sale” clause, which gives us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property that is subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Consumer and Other Loans. At December 31, 2014, consumer and other loans totaled $441.0 million, or 2.9% of our total loan portfolio. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York.The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to a maximum of 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal. We also have begun to offer cash surrender value lending on life insurance contracts during 2014, which is a way to expand the Company’s commercial deposit base. The underwriting on these loans allows a policy owner to borrow a minimum credit line of $65,000 up to $3,000,000. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier.

Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$1,671,514	$1,592,509	$1,285,775
Commercial real estate loans	869,705	454,152	458,847
Commercial and industrial loans	445,360	250,981	139,833
Construction loans	44,817	57,524	32,219
Total commercial loans	3,031,396	2,355,166	1,916,674
Residential mortgage loans	608,076	1,069,518	693,996
Consumer and other loans:
Home equity loans	19,742	19,197	13,674
Home equity credit lines	92,076	58,936	55,295
Other	12,455	1,440	838
Total consumer and other loans	124,273	79,573	69,807
Total loan originations	3,763,745	3,504,257	2,680,477
Loan purchases:
Commercial loans:
Multi-family loans	—	—	—
Commercial real estate loans	—	—	—
Commercial and industrial loans	—	—	—
Construction loans	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans	233,856	1,054,395	638,788
Consumer and other loans:
Home equity loans	—	—	—
Home equity credit lines	—	—	—
Other	—	—	—
Total consumer and other loans	—	—	—
Total loan purchases	233,856	1,054,395	638,788
Loans sold and principal repayments	(2,172,088)	(2,931,593)	(2,508,908)
Other items, net(1)	(15,549)	(42,271)	(33,784)
Net loans acquired in acquisition	195,062	990,970	736,003
Net increase in loan portfolio	$2,005,026	$2,575,758	$1,512,576

(1)
Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs, discounts and premiums, and purchase accounting adjustments.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial loans we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans, except for home equity loans and home equity lines of credit, in which case we may use the tax-assessed value of the property securing such loan or a lesser form of valuation, such as a home value estimator or by a drive-by value estimated performed by an approved appraisal company. Appraisals are performed by independent licensed appraisers who are approved by our Board of Directors. We require borrowers, except for home equity loans and home equity lines of credit, to obtain title insurance. All real estate secured loans require fire and casualty insurance and, if warranted, flood insurance in amounts at least equals to the principal amount of the loan or the maximum amount available.
Our loan approval policies and limits are reviewed periodically and submitted to our Board of Directors for approval. Approval limits are set based on the risk associated with each loan type, loan amount and aggregate loan balances of a borrower. The commercial loan committee consists of our Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Chief Retail Banking Officer, Senior Vice President -CRE, Senior Vice President- Business Lending and Senior Vice President, Senior Business Lending Operations Manager. All residential mortgage loans, including home equity loans and home equity lines of credit require approval by authorized members of management. Residential mortgage loans which exceed certain dollar thresholds are required to be approved by three authorized members of management, one of whom must be an Executive Officer.
Loans to One Borrower. The Bank’s regulatory limit on total loans to any one borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2014, the regulatory lending limit was $376.8 million. The Bank’s internal policy limit is $150.0 million, with the option to exceed that limit with the Board of Directors’ ratification on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2014, the Bank’s largest relationship with an individual borrower and its related entities was $111.6 million, consisting of ten multi-family loans and a commercial and industrial loan.
Asset Quality
One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. While our portfolio contains interest only and no income verification residential mortgage loans, we no longer originate or purchase these types of residential loan products. The Bank does, however from time to time and for competitive purposes, originate commercial loans with limited interest only periods. As of December 31, 2014, we have $1.13 billion in interest only and $377.8 million in no income verification loans in our loan portfolio. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans.

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent; in the case of one-to four-family mortgage loans and consumer loans, primarily on employment and other sources of income; in the case of multi-family and commercial real estate loans, on the cash flow generated by the property; in the case of C&I loans, on the cash flows generated by the business, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.
Purchased Credit-Impaired Loans. Purchased Credit-Impaired ("PCI") loans are loans acquired through acquisition or purchased at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and results in an increase in yield on a prospective basis.
Collection Procedures. We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 90 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are 90 days delinquent, but may be placed on non-accrual status earlier if the timely collection of principal and/or income is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized in the period collected unless the ultimate collection of principal is considered doubtful. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports and provide a full summary report monthly to our Board of Directors.
Our collection procedures for non mortgage related consumer and other loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with the borrower once a loan becomes 30 days past due. The Collection Manager reviews loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection efforts or we may charge-off the loan.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Commercial loans:
Multi-family loans	1	$239	2	$2,989	3	$3,228
Commercial real estate loans	4	778	36	13,940	40	14,718
Commercial and industrial loans	2	395	11	2,903	13	3,298
Construction loans	—	—	7	4,345	7	4,345
Total commercial loans	7	1,412	56	24,177	63	25,589
Residential mortgage loans	36	8,900	311	75,610	347	84,510
Consumer and other loans	21	1,006	80	4,211	101	5,217
Total	64	$11,318	447	$103,998	511	$115,316

At December 31, 2013
Commercial loans:
Multi-family loans	2	$218	4	$3,588	6	$3,806
Commercial real estate loans	4	10,247	11	2,091	15	12,338
Commercial and industrial loans	2	287	3	775	5	1,062
Construction loans	1	527	18	16,181	19	16,708
Total commercial loans	9	11,279	36	22,635	45	33,914
Residential mortgage loans	34	7,358	253	66,079	287	73,437
Consumer and other loans	8	168	32	1,973	40	2,141
Total	51	$18,805	321	$90,687	372	$109,492
Non-Performing Assets. Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest, performing troubled debt restructurings and real estate owned, or REO, and excludes PCI loans. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2014 and 2013. At December 31, 2014, we had REO of $7.8 million consisting of fifty three residential properties. Non-accrual loans increased by $8.0 million to $108.4 million at December 31, 2014 from $100.4 million at December 31, 2013. During 2014, the Company sold a $26.0 million pool of non-performing and PCI loans on a bulk basis as well as a $6.4 million non performing loan on a stand alone basis. During 2013, the Company elected to sell 46 residential non-accrual loans on a bulk basis for $9.0 million.
As a geographically concentrated lender, we have been affected by negative consequences arising from the economic recession and, in particular, economic and housing industry weaknesses in the New Jersey/New York metropolitan area. While there has been some improvement, we continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-accrual loans to total loans decreased to 0.72% at December 31, 2014 from 0.77% at December 31, 2013. Our ratio of non-performing assets to total assets decreased to 0.81% at December 31, 2014 from 0.95% at December 31, 2013. The allowance for loan losses as a percentage of total non-accrual loans increased to 184.83% at December 31, 2014 from 173.30% at December 31, 2013. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,
	2014 (1)	2013 (2)	2012 (3)	2011(4)	2010
		(Dollars in thousands)
Non-accrual loans:
Multi-family and commercial real estate loans	$16,929	$8,616	$11,896	$73	$6,647
Commercial and industrial loans	2,903	1,281	375	—	1,829
Construction loans	4,345	16,181	25,764	57,070	82,735
Total commercial loans	24,177	26,078	38,035	57,143	91,211
Residential mortgage loans	79,971	72,309	81,295	84,056	73,650
Consumer and other loans	4,211	1,973	1,238	1,009	1,033
Total non-accrual loans	108,359	100,360	120,568	142,208	165,894
Real estate owned	7,839	8,516	8,093	3,081	976
Performing troubled debt restructurings	35,624	39,570	15,756	10,465	4,822
Total non-performing assets	$151,822	$148,446	$144,417	$155,754	$171,692
Total non-accrual loans to total loans	0.72%	0.77%	1.16%	1.60%	2.08%
Total non-performing assets to total assets	0.81%	0.95%	1.14%	1.48%	1.74%

(1)
Non-accrual loans include troubled debt restructurings that are current but classified as non-accrual. These loans are comprised of 5 residential TDR loans totaling $1.5 million. In addition, there were ten TDR residential loans totaling $2.9 million that were classified as non-accrual which were 30-89 days delinquent.

(2)
Non-accrual loans include troubled debt restructurings which are current but classified as non-accrual. Included in TDR loans, there was one multi-family loan for $2.3 million, one commercial loan for $620,000, one C&I loan for $506,000 and 14 residential loans totaling $4.6 million. There were five TDR residential loans totaling $1.6 million which were 30-89 days delinquent classified as non-accrual.

(3)
There were three construction troubled debt restructuring loans totaling $6.9 million and 21 residential and consumer loans totaling $5.1 million which were current but classified as non-accrual as of December 31, 2012.

(4)
An $8.1 million construction loan that was 60-89 days delinquent at December 31, 2011 was classified as non-accrual. There were also 6 residential troubled debt restructurings totaling $3.0 million and 2 construction troubled debt restructurings totaling $8.6 million that were current as of December 31, 2011 but classified as non-accrual.

At December 31, 2014, there were $47.3 million of loans deemed trouble debt restructurings, of which $35.6 million were classified as accruing and $11.7 million were classified as non-accrual. For the year ended December 31, 2014, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $6.3 million. We recognized interest income of $2.7 million on such loans for the year ended December 31, 2014.
Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2014, we had REO of $7.8 million consisting of fifty three residential properties.
Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.
We are required to establish an allowance for loan losses in an amount that management considers prudent for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances, which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, which can require that we establish additional general or specific loss allowances.
We review the loan portfolio on a quarterly basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2014, loans meeting the Company’s definition of an impaired loan totaled $60.5 million. The allowance for loan losses related to loans classified as impaired at December 31, 2014, amounted to $2.1 million. Interest income received during the year ended December 31, 2014 on loans classified as impaired totaled $2.5 million. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2014 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
As an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance balance (beginning of period)	$173,928	$142,172	$117,242	$90,931	$55,052
Provision for loan losses	37,500	50,500	65,000	75,500	66,500
Charge-offs:
Multi-family loans	(323)	(1,266)	(9,058)	(363)	(829)
Commercial real estate loans	(6,147)	(1,101)	(479)	(7,637)	(98)
Commercial and industrial loans	(2,447)	(516)	(99)	(1,621)	(269)
Construction loans	(640)	(3,424)	(13,227)	(30,548)	(23,160)
Residential mortgage loans	(7,715)	(15,508)	(20,180)	(9,304)	(6,432)
Consumer and other loans	(972)	(795)	(1,107)	(714)	(41)
Total charge-offs	(18,244)	(22,610)	(44,150)	(50,187)	(30,829)
Recoveries:
Multi-family loans	3,784	219	—	19	—
Commercial real estate loans	201	65	43	—	—
Commercial and industrial loans	516	604	23	13	—
Construction loans	799	315	3,387	576	83
Residential mortgage loans	1,783	2,528	593	388	124
Consumer and other loans	17	135	34	2	1
Total recoveries	7,100	3,866	4,080	998	208
Net charge-offs	(11,144)	(18,744)	(40,070)	(49,189)	(30,621)
Allowance balance (end of period)	200,284	173,928	142,172	117,242	90,931
Total loans outstanding	$15,099,552	$13,064,618	$10,438,471	$8,895,066	$7,994,859
Average loans outstanding	13,776,250	11,065,190	9,271,550	8,461,031	7,197,608
Allowance for loan losses as a percent of total loans outstanding	1.33%	1.33%	1.36%	1.32%	1.14%
Net loans charged off as a percent of average loans outstanding	0.08%	0.17%	0.43%	0.58%	0.43%
Allowance for loan losses to non-performing loans	139.10%	124.30%	104.29%	76.79%	53.26%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31,
	2014		2013		2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$71,147	33.44%	$42,103	30.51%	$29,853	28.70%	$13,863	20.42%	$10,454	14.53%
Commercial real estate loans	44,030	20.84%	46,657	19.18%	33,347	18.89%	30,947	15.95%	16,432	15.33%
Commercial and industrial loans	20,759	3.61%	9,273	2.05%	4,094	1.62%	3,677	1.20%	2,189	0.76%
Construction loans	6,488	0.98%	8,947	1.55%	16,062	2.15%	22,839	3.12%	34,669	4.35%
Residential mortgage loans	47,936	38.21%	51,760	43.62%	45,369	46.35%	32,447	56.59%	20,489	61.78%
Consumer and other loans	3,347	2.92%	2,161	3.09%	2,086	2.29%	1,335	2.72%	866	3.25%
Unallocated	6,577		13,027		11,361		12,134		5,832
Total allowance	$200,284	100.00%	$173,928	100.00%	$142,172	100.00%	$117,242	100.00%	$90,931	100.00%

Security Investments
The Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by management and changes to the policy are recommended to and subject to approval by the Board of Directors. The Board of Directors delegates operational responsibility for the implementation of the Investment Policy to the Asset Liability Committee, which is primarily comprised of senior officers. While general investment strategies are developed by the Asset Liability Committee, the execution of specific actions rests primarily with our Treasurer. The Treasurer is responsible for ensuring the guidelines and requirements included in the Investment Policy are followed and all securities are considered prudent for investment. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.
Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, Investors Bancorp may invest in equity securities subject to certain limitations.
The Investment Policy requires that securities transactions be conducted in a safe and sound manner. Purchase and sale decisions are based upon a thorough pre-purchase analysis of each security to determine it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors.
At December 31, 2014, our securities portfolio totaled $2.76 billion representing 14.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2014, $1.56 billion of our securities were classified as held-to-maturity and reported at amortized cost and $1.20 billion were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2014, agency-issued mortgage-backed securities including CMOs, totaled $2.69 billion, or 97.4%, of our total securities portfolio.
During the year ended December 31, 2013, we transferred $524.0 million of mortgage-backed securities previously-designated as available-for-sale to a held-to-maturity. In accordance with ASC 320, Investments - Debt and Equity Securities, the Company is required at each balance sheet date to reassess the classification of each security held. The reclassification is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had a net loss of $12.2 million at transfer that was reflected in accumulated other comprehensive loss on the consolidated balance sheet. This loss is being amortized over the life of the securities.
Mortgage-backed pass through securities are created by pooling mortgages and issuing a security with an interest rate less than the interest rate on the underlying mortgages. Mortgage-backed pass through securities represent a participation interest in a pool of single-family or multi-family mortgages. As loan payments are made by the borrowers, the principal and interest portion of the payment is passed through to the investor as received. CMOs are also backed by mortgages; however, they differ from mortgage-backed pass through securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a payment analysis before purchasing these securities. We primarily invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of three to five years with no change in market interest rates. The issuers of such securities, as noted above, pool and sell participation interests in security form to investors such as Investors Bank and guarantee the payment of principal and interest. Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.
Mortgage-backed securities present a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments that can change the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected by changes in interest rates.
Our mortgage-backed securities portfolio had a weighted average yield of 2.21% for the year ended December 31, 2014. The estimated fair value of our mortgage-backed securities at December 31, 2014 was $2.70 billion, which is $22.5 million more than the carrying value of $2.68 billion. The increase to the fair value is attributed to a decline to interest rates during 2014, and not credit related.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. During the year ended December 31, 2012, the Company sold all its non-agency or privately originated mortgage backed securities. The Company currently has no non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligation. The interest rates on these securities reset quarterly in relation to 3 month Libor rate. These securities have been classified in the held-to-maturity portfolio since their purchase.
At December 31, 2014, the trust preferred securities portfolio consisted of 34 securities with an amortized cost of $33.4 million and a fair value of $65.2 million with two of the securities in an unrealized loss position. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. At December 31, 2014, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the period ended December 31, 2014. At December 31, 2013, the discounted cash flow projected for one of the Company's pooled trust preferred securities fell below its adjusted book value. Based on the review of underlying collateral, the credit of this security has continued to deteriorate and therefore the Company recorded net other-than-temporary impairment ("OTTI") charge of $977,000 for the year ended December 31, 2013.

At December 31, 2014 the security had a fair value of $48,000. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. Upon evaluation of the impact of the Volcker Rule on our portfolio, one security backed by trust preferred securities issued by insurance companies, was deemed to be a "covered fund" under the Volker Rule. The Company reclassified the trust preferred security with a fair value of $670,000 from held-to-maturity to available-for-sale at December 31, 2013 with its subsequent sale during 2014. Other than this security, the Company has no intent to sell the remaining securities, nor is it more likely than not that it would be required to sell these securities.
We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. We will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Government Sponsored Enterprises. At December 31, 2014, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $4.4 million representing less than 0.2% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio; they are held for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.
Marketable Equity Securities. At December 31, 2014, we had $8.5 million in equity securities representing 0.3% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.
Municipal Bonds.  At December 31, 2014, we had $24.3 million in municipal bonds which represents 0.9% of our total securities portfolio. These bonds are comprised of $19.1 million in short-term Bond Anticipation or Tax Anticipation notes and $5.2 million of longer term New Jersey Revenue Bonds. These purchases were made to diversify the securities portfolio and are designated as held to maturity.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2014		2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$6,887	$8,523	$7,148	$8,444	$3,306	$4,161
Government sponsored enterprises	—	—	3,004	3,004	3,038	3,035
Corporate and other debt securities	—	—	670	670	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	503,268	507,283	362,876	363,088	660,095	667,517
Federal National Mortgage Association	675,535	681,992	408,794	409,559	689,587	706,128
Government National Mortgage Association	125	126	267	267	4,414	4,487
Total mortgage-backed securities available for sale	1,178,928	1,189,401	771,937	772,914	1,354,096	1,378,132
Total available-for-sale securities	$1,185,815	$1,197,924	$782,759	$785,032	$1,360,440	$1,385,328
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$4,388	$4,403	$4,542	$4,524	$147	$149
Municipal bonds	24,320	25,321	14,992	15,479	21,156	22,294
Corporate and other debt securities	33,440	65,236	29,681	48,604	29,503	39,295
	62,148	94,960	49,215	68,607	50,806	61,738
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	500,637	502,320	303,617	297,872	63,033	66,223
Government National Mortgage Association	27,136	27,116	—	—	—	—
Federal National Mortgage Association	974,376	984,787	478,616	472,214	64,278	69,121
Federal housing authorities	182	182	371	371	1,805	1,811
Total mortgage-backed securities held-to-maturity	1,502,331	1,514,405	782,604	770,457	129,116	137,155
Total held-to-maturity securities	$1,564,479	$1,609,365	$831,819	$839,064	$179,922	$198,893
Total securities	$2,750,294	$2,807,289	$1,614,578	$1,624,096	$1,540,362	$1,584,221

At December 31, 2014, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—	$—	—	$—	—	$6,887	—	$6,887	$8,523	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	4,148	3.84%	47,861	2.59%	451,259	2.02%	503,268	507,283	2.09%
Federal National Mortgage Association	—	—	9,047	3.88%	227,119	2.11%	439,369	2.02%	675,535	681,992	2.08%
Government National Mortgage Association	—	—	—	—	33	0.70%	92	—	125	126	0.18%
Total mortgage-backed securities	—	—	13,195	3.87%	275,013	2.19%	890,720	2.02%	1,178,928	1,189,401	2.08%
Total available-for- sale securities	$—	—	$13,195	3.87%	$275,013	2.19%	$897,607	2.02%	$1,185,815	$1,197,924	2.07%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—	$4,388	1.04%	$—	—	$—	—	$4,388	$4,403	1.04%
Municipal bonds	19,100	1.03%	215	3.63%	—	—	5,005	9.13%	24,320	25,321	2.72%
Corporate and other debt securities	—	—	—	—	—	—	33,440	1.29%	33,440	65,236	1.29%
	19,100	1.03%	4,603	1.16%	—	—	38,445	2.31%	62,148	94,960	1.83%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	1,507	4.55%	24,973	1.93%	474,157	2.18%	500,637	502,320	2.18%
Federal National Mortgage Association	—	—	1,350	4.60%	10,707	3.32%	962,319	2.39%	974,376	984,787	2.40%
Government National Mortgage Association	—	—	—	—	—	—	27,136	2.07%	27,136	27,116	2.07%
Federal Housing Authorities	—	—	182	8.90%	—	—	—	—	182	182	8.90%
Total mortgage-backed securities	—	—	3,039	4.83%	35,680	2.35%	1,463,612	2.31%	1,502,331	1,514,405	2.32%
Total held-to-maturity securities	$19,100	1.03%	$7,642	2.62%	$35,680	2.35%	$1,502,057	2.31%	$1,564,479	$1,609,365	2.30%

Sources of Funds
General. Deposits are the primary source of funds used for our lending and investment activities. Our strategy is to increase core deposit growth to fund these activities. In addition, we use a significant amount of borrowings, primarily advances from the Federal Home Loan Bank of New York (“FHLB”); to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, repurchase agreements, brokered deposits, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits. At December 31, 2014, we held $12.17 billion in total deposits, representing 80.1% of our total liabilities. For several years, we have focused on changing the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits (savings, checking and money market accounts). The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At December 31, 2014, we held $9.60 billion in core deposits, representing 78.9% of total deposits, of which $214.5 million are brokered money market deposits. This is an increase of $2.27 billion, or 30.9%, when compared to December 31, 2013, when our core deposits were $7.33 billion. At December 31, 2014, $2.57 billion, or 21.1%, of our total deposit balances were certificates of deposit, which included $330.4 million of brokered certificates of deposits.
We have a suite of commercial deposit products, designed to appeal to small business owners and non-profit organizations. The interest rates we pay, our maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts we offer allows us to respond to changes in consumer demands and to be competitive in obtaining deposit funds. Our ability to attract and maintain deposits and the rates we pay on deposits will continue to be significantly affected by market conditions.
We intend to continue to invest in de novo branches, branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from consumers, businesses and municipalities which operate in our marketplace.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2014			2013			2012
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Checking accounts	$3,892,839	31.98%	0.20%	$3,163,250	29.50%	0.17%	$2,498,829	28.50%	0.21%
Money market deposits	3,390,238	27.85	0.71	1,958,982	18.28	0.34	1,585,865	18.09	0.37
Savings	2,318,911	19.05	0.27	2,212,034	20.64	0.28	1,718,199	19.59	0.37
Total core deposits	9,601,988	78.88	0.40	7,334,266	68.42	0.25	5,802,893	66.18	0.30
Certificates of deposit	2,570,338	21.12	1.00	3,384,545	31.58	0.83	2,965,964	33.82	1.19
Total deposits	$12,172,326	100.00%	0.53%	$10,718,811	100.00%	0.43%	$8,768,857	100.00%	0.60%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$703,630	$880,344	$519,170
0.26% - 0.50%	511,058	482,603	433,877
0.51% - 1.00%	389,815	525,751	608,847
1.01% - 2.00%	512,383	941,224	859,952
2.01% - 3.00%	386,775	420,101	403,884
Over 3.00%	66,677	134,522	140,234
Total	$2,570,338	$3,384,545	$2,965,964
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2014.

	With in Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$298,910	$187,927	$204,670	$11,968	$76	$79	$703,630
0.26% - 0.50%	66,334	73,275	182,974	184,925	3,165	385	511,058
0.51% - 1.00%	69,817	43,569	62,673	124,284	34,825	54,647	389,815
1.01% - 2.00%	32,336	61,651	39,872	50,598	216,175	111,751	512,383
2.01% - 3.00%	14,940	22,726	49,370	271,742	15,304	12,693	386,775
Over 3.00%	20,425	16,712	2,474	17,006	8,645	1,415	66,677
Total	$502,762	$405,860	$542,033	$660,523	$278,190	$180,970	$2,570,338
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Three months or less	$207,500
Over three months through six months	173,852
Over six months through one year	235,057
Over one year	570,275
Total	$1,186,684

Borrowings. We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. The following table sets forth information concerning balances and interest rates on our advances from the FHLB and other financial instruments at the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$2,598,186	$3,099,593	$2,650,652	$2,005,486	$1,326,514
Average balance during period	2,548,744	3,015,058	2,068,006	1,793,958	1,168,808
Maximum outstanding at any month end	3,230,000	3,586,000	2,650,652	2,167,000	1,326,514
Weighted average interest rate at end of period	2.24%	1.83%	2.14%	2.68%	3.09%
Average interest rate during period	2.19%	1.90%	2.60%	2.88%	3.53%
We also borrow funds under repurchase agreements with the FHLB and various brokers. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity or call period of the agreement. The following table sets forth information concerning balances and interest rate on our securities sold under agreements to repurchase at the dates and for the periods indicated:

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$167,918	$267,681	$55,000	$250,000	$500,000
Average balance during period	192,865	164,415	156,120	347,300	611,397
Maximum outstanding at any month end	261,205	267,681	250,000	500,000	675,000
Weighted average interest rate at end of period	2.28%	1.60%	3.94%	3.90%	4.45%
Average interest rate during period	2.02%	1.50%	3.93%	4.26%	4.46%
Subsidiary Activities
Investors Bancorp, Inc. has two direct subsidiaries: Marathon Statutory Trust II and Investors Bank.
Marathon Statutory Trust II. Marathon Statutory Trust II is a Delaware statutory trust incorporated in December 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. The purpose of this subsidiary was to issue and sell trust preferred securities. At December 31, 2014, the balance of securities issued was $5.0 million.
Investors Bank. Investors Bank has the following direct and indirect subsidiaries: Investors Home Mortgage, American Savings Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., My Way Development LLC, MNBNY Holdings Inc., Marathon Realty Investors Inc., Roma Capital Investment Corp., Roma Service Corporation and 84 Hopewell, LLC. In addition, Investors Bank also acquired additional subsidiaries in 2012 as a result of the mergers with Brooklyn Federal Bancorp, Inc. and Marathon Banking Corporation. These subsidiaries were inactive and substantially all assets held by the subsidiaries were cash. We are currently in the process of liquidating and dissolving those subsidiaries.

•Investors Home Mortgage. Investors Home Mortgage is a New Jersey limited liability company that was formed in 2001 for the purpose of originating loans for sale to both Investors Bank and third parties. During 2011, in conjunction with the rebranding of Investors Bank, this subsidiary changed the name it does business under from ISB Mortgage Co., LLC to Investors Home Mortgage. Investors Home Mortgage serves as Investors Bank’s retail lending production arm throughout the branch network. Investors Home Mortgage sells all loans that it originates to either Investors Bank or third parties.
•American Savings Investment Corp. American Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in securities such as, but not limited to, U.S. Treasury obligations, mortgage-backed securities, certificates of deposit, mutual funds, and equity securities, subject to certain limitations. This subsidiary was obtained in the acquisition of American Bancorp in May 2009.
•Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Bank. The purpose of this subsidiary is to originate and purchase residential mortgage loans, commercial real estate and multi-family mortgage loans primarily in New York State.
•MNBNY Holdings Inc. MNBNY Holdings, Inc. is a New York corporation that was formed in 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. MNBNY Holdings, Inc. serves as a holding company and is the 100% owner of Marathon Realty Investors Inc.
•Marathon Realty Investors Inc. Marathon Realty Investors Inc. is a New York corporation established in 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. Marathon Realty Investors Inc. operates, and is taxed, in a manner that enables it to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, Marathon Realty Investors Inc. is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met.
•Investors Financial Group, Inc. Investors Financial Group, Inc. is a New Jersey corporation that was formed in 2011 as an operating subsidiary of Investors Bank. The primary purpose of this subsidiary is to process sales of non-deposit investment products through third party service providers to customers and consumers as may be referred by Investors Bank.
•My Way Development LLC. My Way Development LLC is a New Jersey single-member limited liability company formed in 2001 as a real estate holding company.
•Roma Capital Investment Corp. Roma Capital Investment Corp. is a New Jersey corporation formed in 2004 to hold bank-eligible securities, including U.S. government agency securities, municipal securities, GSE securities and collateralized mortgage obligations. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013.
•Roma Service Corporation. Roma Service Corporation is a New Jersey corporation formed in 2011 for the sole purpose of holding a 50% interest in 84 Hopewell, LLC. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013.
•84 Hopewell, LLC. 84 Hopewell, LLC is a New Jersey limited liability company formed in 2006 which owns an office property. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013 and is held 50% by Roma Service Corporation with the remaining 50% held by an unrelated third-party.
Investors Bank has two additional subsidiaries that are inactive. The subsidiaries are Investors Financial Services, Inc. and Investors Real Estate Corporation.
Personnel
As of December 31, 2014, we had 1,641 full-time employees and 67 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation
General
Investors Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Investors Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and, as a non-member state chartered savings bank, by the FDIC as the deposit insurer and its primary federal regulator. Investors Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess Investors Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the DIF and its depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
As a bank holding company controlling Investors Bank, Investors Bancorp, Inc. is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Investors Bancorp, Inc. is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board, the Commissioner and the FDIC. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Investors Bancorp, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of NASDAQ.
Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on Investors Bank and Investors Bancorp, Inc. and their operations and stockholders.
We are unable to predict these future changes or the effects, if any, that these changes could have on the business, revenues, and results of Investors Bank and its subsidiaries.
The federal government has recently implemented and announced programs designed to bolster the capital of U.S. banks. Some of these programs have, and any future programs may, impose additional rules and regulations on us, some of which may affect the way we conduct our business and/or limit our ability to compete effectively.
Federal and state banking laws also require us to take steps to protect consumers. Bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. These laws include disclosures regarding truth in lending, truth in savings, funds availability, privacy protection under the Gramm-Leach-Bliley Act of 1999, and prohibitions on discrimination in the provision of banking services. In addition, the Consumer Financial Protection Bureau (“CFPB”) is responsible for interpreting and enforcing a broad range of consumer protection laws governing the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. For further discussion on consumer protection and the role of the CFPB, see “- Dodd-Frank Act.”
We have incurred and may in the future incur additional costs in complying with these requirements.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, made extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also required significant rulemaking and mandates multiple studies that have resulted and are likely to continue to result in additional legislative and regulatory actions that will impact the operations of the Bank. Under the Dodd-Frank Act, federal bank regulatory agencies are required to draft and implement enhanced supervision, examination and capital and liquidity standards for depository institutions. The capital provisions of the Dodd-Frank Act include, among other things, changes to capital, leverage limits and limitations on the use of hybrid capital instruments. The Dodd-Frank Act also imposed new restrictions on investments and other activities by depository institutions, particularly with respect to derivatives activities and proprietary trading. The Dodd-Frank Act also gave federal bank regulatory agencies, such as the Federal Reserve and the FDIC, additional latitude to monitor the systemic safety of the financial system and take responsive action, which could include imposing restrictions on the business activities of the Bank. In addition, the Dodd-Frank Act authorized the federal regulators to impose various new assessments and fees, which could increase the Bank’s operational costs.

The Dodd-Frank Act required banks with total consolidated assets of more than $10 billion to conduct annual stress tests. The Dodd-Frank Act also required the FDIC, in coordination with federal financial regulatory agencies, to issue regulations establishing methodologies for stress testing that provide for at least three different sets of conditions, including baseline, adverse, and severely adverse. The regulations must also require banks to publish a summary of the results of the stress tests. In October 2012, the FDIC issued a final rule regarding annual stress tests requiring a bank subject to the rule to assess the quarterly impact of stress scenarios on the bank’s capital over a horizon of nine quarters. For institutions, such as Investors Bank, with total consolidated assets of more than $10 billion but less than $50 billion, the final rule delayed the implementation of stress testing until September 2013, with initial results to be submitted by March 31, 2014. The final rule also delayed the initial public disclosure requirement of stress test results until 2015 (disclosing the 2014 stress test results).
The Bank has developed a process to comply with the stress testing requirements, which involves Senior Management, Risk Management, along with third-party consultants who assist in this process. The Risk Committee of the Board of Directors receives quarterly updates as to the progress and challenges in complying with this new regulatory requirement. We submitted our stress tests results by March 31, 2014, as required. The stress testing results affirmed the adequacy of the Bank’s capital, even under severe economic conditions. As the related methodologies and best practices for banks of Investors’ size continue to evolve, the stress testing process requires significant investment and we continue to seek ways to maximize shareholder value from the process while complying with regulatory requirements.
In addition, in December 2013 federal regulators adopted a final rule implementing the “Volcker Rule” enacted as part of the Dodd-Frank Act. The Volcker Rule prohibits (subject to certain exceptions) banks and their affiliates from engaging in short-term proprietary trading in securities and derivatives and from investing in and sponsoring certain unregistered investment companies (including not only such things as hedge funds, commodity pools and private equity funds, but also a range of asset securitization structures that do not meet exemptive criteria in the final rules). The new rules also require banks to develop compliance and control programs, including board of directors' oversight, appropriate for the size of the bank and the types and complexity of its activities. The rules are complex and it is not clear how they will be implemented over time. In January 2014, the federal regulators adopted an exemptive rule on an emergency basis to address the unanticipated impact of the new rules on bank ownership of certain trust preferred securities. It is possible that as the requirements of the Volcker Rule as applied to other assets become more clear, there will be additional similar situations in which ownership by depository institutions of pooled, securitized or participated loans and credit products (or other assets) will be determined to be prohibited by the Volcker Rule and, absent exemptive relief, required to be divested and (pending divestment) accounted for as assets “held for sale” that are marked to market. Investors Bank, however, does not currently anticipate that the Volcker Rule will have a material effect on the bank, because it does not have material exposure to the prohibited activities.
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients.
Our interest expense will increase and our net interest margin will decrease if we have to offer higher rates of interest than we currently offer on demand deposits to attract additional clients or maintain current clients, which could have a material adverse effect on our business, financial condition and results of operations. Thus far, the change has not had a meaningful effect on our business.
The Dodd-Frank Act also established the new federal CFPB. This agency is responsible for interpreting and enforcing a broad range of consumer protection laws (“Federal Consumer Financial Laws”) that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. This includes laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. In 2012, the CFPB proposed an integrated disclosure in connection with mortgage origination that incorporates disclosure requirements under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. The CFPB issued a final rule regarding the integrated disclosure in December 2013, and the disclosure requirement will become effective in August 2015.
In accordance with deadlines set by the Dodd-Frank Act, the CFPB issued final rules in January 2013 related to new mortgage servicing standards, and mortgage lending requirements that establish a “qualified mortgage” which will fulfill the Dodd-Frank Act requirement that mortgages be provided to borrowers with an ability to repay. These mortgage servicing and lending rules became effective in January 2014. These and other CFPB regulations will increase the Bank’s compliance expenses, and limit the terms under which the Bank can provide consumer financial products.
Additionally the CFPB will have the authority to take enforcement action against banks and other financial services companies that fail to satisfy the standards imposed by it. As an insured depository institution with total assets of more than $10 billion, the Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Financial Laws. The

Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank will be operating in a consumer compliance environment that will be far less certain. Therefore, the Bank is likely to incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act.
In addition to creating the CFPB, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and required reforms related to mortgage originations. At this time, it is difficult to predict the full extent to which the Dodd-Frank Act or the resulting regulations will impact the Bank’s business. However, compliance with certain of these new laws and regulations could result in restraints on, and additional costs to, our business. It is also difficult to predict the impact the Dodd-Frank Act will have on our competitors and on the financial services industry as a whole. In addition to the recent legislative and regulatory initiatives described above, competitive and industry factors could also adversely impact our results, the cost of our operations, our financial condition and our liquidity.

Set forth below is a brief description of material regulatory requirements that are applicable to Investors Bank and Investors Bancorp Inc., including some of the changes made by the Dodd-Frank Act. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Investors Bank and Investors Bancorp Inc.
New Jersey Banking Regulation
Activity Powers. Investors Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Investors Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

•	certain types of corporate equity securities; and

•	certain other assets.
A savings bank may also make investments pursuant to a “leeway” power, which permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. Lastly, New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “Federal Banking Regulation — Activity Restrictions on State-Chartered Banks” below.
Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act and the National Bank Act. Investors Bank currently complies with applicable loans-to-one-borrower limitations.
Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Investors Bank. See “— Federal Banking Regulation — Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Investors Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Investors Bank whenever it deems an examination advisable. The Department examines Investors Bank at least once every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner may also seek the appointment of receiver or conservator for a New Jersey saving bank under certain conditions.
Federal Banking Regulation
Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. During 2014, the FDIC regulations defined two tiers, or classes, of capital.
Tier 1 capital is generally comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.
The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses up to 1.25% of risk-weighted assets; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.
Overall, the amount of Tier 2 capital that may be included in total capital could not exceed 100% of Tier 1 capital. In 2014, FDIC regulations established a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 under the Uniform Financial Institutions Rating System (the highest examination rating of the FDIC for banks), of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement was 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.
The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 200%, based on the risks the FDIC believes are inherent in the type of asset or item.
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows the Bank and the Company's Tier 1 leverage ratio, Tier 1 risk-based capital and Total risk-based capital ratios as of December 31, 2014:

	As of December 31, 2014 (1)
	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,339,572	12.79%
Tier 1 Risk-Based Capital	2,339,572	17.01
Total Risk-Based Capital	2,511,897	18.26

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$3,511,433	19.17%
Tier 1 Risk-Based Capital	3,511,433	25.48
Total Risk-Based Capital	3,684,024	26.74

(1)
For purposes of calculating Tier 1 leverage ratio, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2014, both the Bank and the Company were considered “well capitalized” under FDIC guidelines.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), a uniform leverage ratio requirement of 4% of assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints are also being imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Investors Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.
Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments or real estate development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although

Investors Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

Federal Home Loan Bank System. Investors Bank is a member of the Federal Home Loan Bank system, which consists of the regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. The Federal Home Loan Banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective Boards of Directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.
Investors Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Bank, the membership stock purchase requirement is 0.2% of Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Bank. The activity-based stock purchase requirement for Investors Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2014, the amount of FHLB stock held by us satisfies these requirements.
Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to matters such as internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.
In addition, the FDIC adopted regulations to require a savings bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.
Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Investors Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators has adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” During 2014, the FDIC’s regulations defined the five capital categories as follows:
An institution was treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets was at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets was at least 6%; and

•	its ratio of Tier 1 capital to total assets was at least 5%, and it was not subject to any order or directive by the FDIC to meet a specific capital level.
An institution was treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets was at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets was at least 4%; and

•
its ratio of Tier 1 capital to total assets was at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it was not a well-capitalized institution.

An institution was treated as “undercapitalized” if:

•	its total risk-based capital was less than 8%; or

•	its Tier 1 risk-based-capital was less than 4%; and

•	its leverage ratio was less than 4%.
An institution was treated as “significantly undercapitalized” if:

•	its total risk-based capital was less than 6%;

•	its Tier 1 capital was less than 3%; or

•	its leverage ratio was less than 3%.
An institution that had a tangible capital to total assets ratio equal to or less than 2% was deemed to be “critically undercapitalized.” Generally a receiver or conservator must be appointed for an institution that is “critically "undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings bank receives notice that it is undercapitalized,” “significantly "undercapitalized” or “critically undercapitalized.” Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Investors Bank is in compliance with the Prompt Corrective Action rules.
The recently proposed rules that increased regulatory capital standards effective January 1, 2015 adjusted the prompt corrective action categories accordingly. The various categories have been revised to incorporate the new common equity Tier 1 capital requirement, the increase in the Tier 1 to risk-based assets requirement and other changes. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).
Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.
Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Investors Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC issued a final rule which implemented that directive effective April 1, 2011 and adjusted its assessment schedule so that it now ranges from 2.5 basis points to 45 basis points of average total assets less tangible capital. At the same time, the FDIC adopted a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as Investors Bank. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions (i.e., $10 billion more in assets) became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarified and refined its large bank assessment formula.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

Transactions with Affiliates of Investors Bank. Transactions between an insured bank, such as Investors Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.
Section 23A:

•
limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.
The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.
Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Privacy Standards. FDIC regulations require Investors Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.
Investors Bank is also required to provide its customers with the ability to “opt-out” of having Investors Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.
In addition, in accordance with the Fair Credit Reporting Act, Investors Bank must provide its customers with the ability to “opt-out” of having Investors Bank share their non-public personal information for marketing purposes with an affiliate or subsidiary before they can disclose such information.
The FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations to help meet the credit needs of their communities, including low- and moderate-income individuals and neighborhoods. In connection with its examination of a state chartered savings bank, the

FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and/or census tracts and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Investors Bank received a “satisfactory” CRA rating in our most recent publicly-available federal evaluation, which was conducted by the FDIC in August 2011.
In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its insiders — executive officers, directors, principal shareholders (any owner of 10% or more of its stock) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Investors Bank. See “— New Jersey Banking Regulation — Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.
In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
Extensions of credit to a savings bank’s executive officers are subject to specific limits based on the type of loans involved. Generally, loans are limited to $100,000, except for a mortgage loan secured by the officer’s residence and education loans for the officer’s children.
New Jersey Regulation. The New Jersey Banking Act imposes conditions and limitations on loans and extensions of credit to directors and executive officers of a savings bank and to corporations and partnerships controlled by such persons, which are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Federal Reserve System

Under Federal Reserve Board regulations, Investors Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $14.5 million and up to $103.6 million, and 10% against that portion of total transaction accounts in excess of up to $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. Investors Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.
Anti-Money Laundering and Customer Identification

Investors Bank is subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Title III of the USA PATRIOT Act and the related FDIC regulations require the:

•
Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the appointment of an anti-money laundering compliance officer; an training program; and independent testing;

•	Make certain reports to FinCEN and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;

•
Establishment of a program specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering, terrorist financing and other suspicious activity;

•	Monitoring account activity for suspicious transactions; and

•	Impose a heightened level of review for certain high risk customers or accounts.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.
The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. Investors Bank has adopted policies and procedures to comply with these requirements.

Holding Company Regulation
Federal Regulation. Bank holding companies, like Investors Bancorp, Inc. are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has consolidated capital adequacy requirements for bank holding companies. As of December 31, 2014, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.” The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Among other things, this eliminates the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. The Dodd-Frank Act grandfathers instruments issued prior to May 19, 2010 by mutual holding companies and all bank holding companies of less than $15 billion in assets. The previously referenced final rules on regulatory capital, effective January 1, 2015, implement the Dodd-Frank Act directive. The capital requirements applicable to Investors Bancorp, Inc. are now identical to those applying to the Bank.
Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. See “— Federal Banking Regulation — Prompt Corrective Action.” If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board. In addition, Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is consistent with the company's capital needs, asset quality and overall financial condition.
A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.
As a bank holding company, Investors Bancorp will be required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is also required for Investors Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.
In addition, a bank holding company that does not elect to be a financial holding company under federal regulations, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.
A bank holding company that elects to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Investors Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. A bank holding company may elect to become a financial holding company if:

•	each of its depository institution subsidiaries is “well capitalized”;

•	each of its depository institution subsidiaries is “well managed”;

•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

•	the bank holding company has filed a certification with the Federal Reserve Board stating that it elects to become a financial holding company.
Under federal law, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution, or for any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Investors Bancorp, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to Investors Bank.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by Section 613 of the Dodd-Frank Act, regulates interstate banking activities by establishing a framework for nationwide interstate banking and branching. As amended, this interstate banking and branching authority generally permits a bank in one state to establish a de novo branch in another host state if state banks chartered in such host state would also be permitted to establish a branch in that state. Under these amendments, Investors Bank is permitted to establish branch offices in other states in addition to our existing New Jersey branch offices.
The Gramm-Leach-Bliley Act of 1999 eliminated most of the barriers to affiliations among banks, securities firms, insurance companies, and other financial companies previously imposed under federal banking laws if certain criteria are satisfied. Certain subsidiaries of well-capitalized and well-managed banks may be treated as “financial subsidiaries,” which are generally permitted to engage in activities that are financial in nature, including securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; and activities that the Federal Reserve has determined to be closely related to banking.
New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey-chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.
Acquisition of Investors Bancorp, Inc. Under federal law and under the New Jersey Banking Act, no person may acquire control of Investors Bancorp, Inc. or Investors Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner. See “Restrictions on the Acquisition of Investors Bancorp, Inc. and Investors Bank.”
Federal Securities Laws. Investors Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Investors Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Investors Bancorp, Inc. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Investors Bancorp, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Investors Bancorp, Inc. meets specified current public information requirements, each affiliate of Investors Bancorp, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.
As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
We have existing policies, procedures and systems designed to comply with these regulations.

Taxation
Federal Taxation
General. Investors Bancorp, Inc. and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Investors Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return. Investors Bancorp, Inc.’s federal tax returns are not currently under audit, nor have they been audited within the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or its subsidiaries.
Method of Accounting. For federal income tax purposes, Investors Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
Bad Debt Reserves. Historically, Investors Bank was subject to special provisions in the tax law regarding allowable bad debt tax deductions and related reserves. Tax law changes were enacted in 1996 pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), which eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1987. Investors Bank has fully recaptured its post-1987 reserve balance. Currently, Investors Bank uses the specific charge off method to account for bad debt deductions for income tax purposes.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2014, our total federal pre-base year reserve was approximately $45.2 million.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Investors Bancorp, Inc. and its subsidiaries have not been subject to the AMT and have no such amounts available as credits for carryover.
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. On May 7, 2014, the second step conversion was completed. The new consolidated group resulting from the second step has the ability to carry back claims normally allowed under federal tax law to the old consolidated group.
Corporate Dividends-Received Deduction. Investors Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Investors Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from a corporation having less than 20% of its stock owned by the recipient corporation.

State Taxation
New Jersey State Taxation. Investors Bancorp, Inc. and its subsidiaries file separate New Jersey corporate business tax returns on an unconsolidated basis. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Investors Bank, a subsidiary of the Company, is currently under audit with respect to its New Jersey income tax return for the tax years 2010 through 2013.
Investors Bancorp, Inc. is required to file a New Jersey income tax return and is generally subject to a state income tax at a 9% rate. If Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. Investors Bancorp, Inc. currently meets the eligibility requirements and therefore elects to be taxed as a New Jersey Investment Company.
New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.
In connection with the Company's second step conversion, a $20.0 million charitable contribution was made to the Investors Charitable Foundation, $10.0 million of which was made by Investors Bancorp Inc. The excess contribution over the current year allowable deduction limit for the standalone entity may be carried forward to the succeeding 5 taxable years. Based on the entity's standalone future state taxable income, a valuation allowance was established for the portion of the state tax benefit related to the contribution that is not more likely than not to be realized.
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on the combined net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, Investors Bank is subject to the metropolitan transportation business tax surcharge (“MTA surcharge”) allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for banking corporations is 17% of a recomputed New York State franchise tax, calculated using a 9% tax rate on allocated entire net income. Investors Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2010 through 2012.
New York City Taxation. Investors Bank is also subject to the New York City combined tax for banking corporations calculated on a similar basis as the New York State franchise tax, subject to a New York City income and expense allocation. A significant portion of Investors Bank’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Investors Bank. An audit of an acquired entity is currently being performed.
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Investors Bancorp, Inc. is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware.

ITEM 1A.	RISK FACTORS
The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Because we intend to continue to increase our commercial originations, our credit risk will increase.
At December 31, 2014, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $8.89 billion, or 58.9% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses at December 31, 2014 of $200.3 million was 1.33% of total loans and 139.10% of non-performing loans at such date.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities would have a material adverse effect on our financial condition and results of operations.
A significant portion of our multi-family loan portfolio, commercial real estate portfolio and nearly all of our C&I loan portfolio is unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our multi-family loan portfolio has increased to $5.05 billion at December 31, 2014 from $1.16 billion at December 31, 2010. Our commercial real estate portfolio has increased to $3.15 billion at December 31, 2014 from $1.23 billion at December 31, 2010. Our C&I loan portfolio has increased to $544.5 million at December 31, 2014 from $60.9 million at December 31, 2010. Consequently, a large portion of our multi-family loans, commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the current economic environment. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our liabilities reprice faster than our assets and future increases in interest rates will reduce our profits.
Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities; and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.
The interest income we earn on our assets and the interest expense we pay on our liabilities are generally fixed for a contractual period of time. Our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2014, the fair value of our total securities portfolio was $2.81 billion. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2014, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 4.9% or $27.4 million decrease in net interest income and 7.6% or $275.0 million decrease in net portfolio value.

Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, over the past few years, this has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability.
We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $9.60 billion at December 31, 2010 to $18.77 billion at December 31, 2014. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other banks and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.
Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.
Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2014, $2.40 billion or 19% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.
We could be required to repurchase mortgage loans or indemnify mortgage loan purchasers due to breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could have an adverse impact on our liquidity, results of operations and financial condition.
We sell into the secondary market a portion of the residential mortgage loans that we originate through our mortgage subsidiary, Investors Home Mortgage. The whole loan sale agreements we enter into in connection with such loan sales require us to repurchase or substitute mortgage loans in the event there is a breach of any of representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We have established a reserve for estimated repurchase and indemnification obligations on the residential mortgage loans that we sell. We make various assumptions and judgments in determining this reserve. If our assumptions are incorrect, our reserve may not be sufficient to cover losses from repurchase and indemnification obligations related to our residential loans sold. Such event would have an adverse effect on our earnings.
We may incur impairments to goodwill.
At December 31, 2014, we had approximately $77.6 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Investors Bank is subject to extensive regulation, supervision and examination by the NJDBI, our chartering authority, by the FDIC, as insurer of our deposits, and by the CFPB, with respect to consumer protection laws. As a bank holding company, Investors Bancorp is subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses, compliance and privacy issues (including anti-money laundering and Bank Secrecy Act Compliance) and approval of merger transactions. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Investors Bank, Investors Bancorp and our operations.
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. New laws, regulations, and other regulatory changes could increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our on-going operations, costs and profitability.
A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
Our inability to achieve profitability on new branches may negatively affect our earnings.
We have expanded our presence throughout our market area and we intend to pursue further expansion through de novo branching or the purchase of branches from other financial institutions. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.
Growing by acquisition entails integration and certain other risks.
Although we have successfully integrated business acquisitions in recent years, failure to successfully integrate systems subsequent to the completion of any future acquisitions could have a material impact on the operations of Investors Bank.

Future acquisition activity could dilute book value.
Both nationally and in our region, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time to time we may be presented with opportunities to acquire institutions and/or bank branches and we may engage in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of our book value per share.
The Dodd-Frank Act, among other things, created a new CFPB, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Investors Bank. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including Investors Bancorp, unless an exception applies.
We have become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.
In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Investors Bank and Investors Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Investors Bank and Investors Bancorp on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements for Investors Bank and Investors Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.
New regulations could restrict our ability to originate and sell mortgage loans.
The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);
•interest-only payments;
•negative-amortization; and
•terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Investors Bank-Competition.”
Any future increase in FDIC insurance premiums will adversely impact our earnings.
As a “large institution” within the meaning of FDIC regulations (i.e., greater than $10 billion in assets), Investors Bank’s deposit insurance premium is determined differently than smaller banks. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarifies and refines its large bank assessment formula. Since the large institution assessment procedure is still relatively unknown, the long term effect on Investors Bank’s deposit insurance assessment is uncertain.
We may eliminate dividends on our common stock.
On September 28, 2012, we declared our first quarterly cash dividend and we have paid quarterly cash dividend since then. Although we have begun paying quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock.
We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. For example, we are planning a core system conversion in 2015 in an effort to further strengthen such internal controls and compliance systems, as well as allow for more processing of more complex transactions by our customers. Failure to properly and timely implement the core system conversion could have a material adverse effect on our operations.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches and cyber-attacks), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have an impact on information security.
                In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.
                The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
We are planning a core system conversion in 2015.  Failure to successfully complete such conversion could adversely affect our operations.
We are planning a core system conversion in 2015 in an effort to further strengthen our internal controls and compliance systems, as well as allow for more processing of more complex transactions by our customers.  Failure to properly and timely implement the core system conversion could result in system interruptions, diminished customer service and delays in our financial reporting which would have a material adverse effect on our operations.
Our failure to effectively deploy the capital raised in our second step conversion offering may have an adverse effect on our financial performance.
We invested 50% of the net proceeds from our second step conversion offering in Investors Bank; provided funding to our Employee Stock Ownership Plan for the purchase of 6,617,421 shares of common stock sold in the offering; and contributed $20.0 million to Investors Charitable foundation through issuing 1,000,000 shares as well as a $10.0 million cash contribution.  A substantial portion of the net proceeds were used to pay off short-term borrowings as they matured and invest in securities. We will use the remainder of the net proceeds for general corporate purposes, including, among other items, paying cash dividends and repurchasing shares of our common stock, subject to applicable regulatory approval.  Our failure to utilize these funds effectively may reduce our profitability and may adversely affect the value of our common stock.

Our recruitment efforts may not be sufficient to implement our business strategy and execute successful operations.
As we continue to grow, we may find our recruitment efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to continue to successfully implement our business strategy.
We recently hired an asset based lending team and expanded our business lending into the healthcare market, both of which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we recently hired an asset based lending team and a healthcare lending team. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi-family loans, which could have a negative effect on our results of operations. In addition, because we are not as experienced with these new loan products, we may require additional time and resources for offering and managing such products effectively or may be unsuccessful in offering such products at a profit.

Severe weather, acts of terrorism and other external events could impact our ability to conduct business.
Recent weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area and Northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
At December 31, 2014, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with an operation center located in Iselin, New Jersey as well as lending offices in New York City, Short Hills, Spring Lake, Newark, Astoria and Brooklyn, as well as a full-service branch network of 132 offices.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 23, 2015 was approximately 11,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. As a result of the second step conversion, all per share information prior to the completion of the second step conversion on May 7, 2014 has been revised to reflect the 2.55- to- one exchange ratio.
The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	$11.26	$9.68	$7.39	$6.81
Second Quarter	11.19	10.18	8.39	7.13
Third Quarter	11.21	10.00	8.99	8.00
Fourth Quarter	11.36	9.80	10.12	8.45

On September 28, 2012, we declared our first quarterly cash dividend of $0.02 per share since completing our initial public offering in October 2005. Since declaring this dividend, we have paid a dividend to stockholders in each subsequent quarter, with the most recent paid in February 2015. The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors.   Although we have begun paying quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock.  For more information regarding the restrictions on the Bank’s dividends, “Item 1A. Risk Factors - We May Eliminate Dividends on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report.
In the future, dividends from Investors Bancorp, Inc. may depend, in part, upon the receipt of dividends from Investors Bank, because Investors Bancorp, Inc. has no source of income other than earnings from the investment of net proceeds retained from the sale of shares of common stock, investment income, and interest earned on its loan to the employee stock ownership plan. Under New Jersey law, Investors Bank may not pay a cash dividend unless, after the payment of such dividend, its capital stock will not be impaired and either it will have a statutory surplus of not less than 50% of its capital stock, or the payment of such dividend will not reduce its statutory surplus.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2009 through December 31, 2014, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Investors Bancorp, Inc.	100.00	119.93	123.22	162.96	236.71	267.93
SNL U.S. Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18
SNL U.S. Thrift	100.00	104.49	87.90	106.91	137.20	147.56
Source: SNL Financial LC, Charlottesville, VA
Stock Repurchases
The second step conversion on May 7, 2014 resulted in the accelerated vesting of all outstanding stock awards. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares. The existing stock repurchase plan was terminated in conjunction with the second step conversion. Under applicable federal regulations, the Company is not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from, the Federal Reserve Board (FRB). The regulations provide that the Company must demonstrate “extraordinary circumstances” and a compelling and valid business purpose for any proposed stock repurchases during the first year following a conversion. The Company has requested the non-objection from the FRB to implement a repurchase program during the first year, but no assurance can be given that the non-objection of the FRB will be provided. There were no repurchases of our common stock since the second step conversion.
Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. As a result of the completion of the second step conversion on May 7, 2014, all share information has been revised to reflect the 2.55- to- one exchange ratio. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$18,773,639	$15,623,070	$12,722,574	$10,701,585	$9,602,131
Loans receivable, net	14,887,570	12,882,544	10,306,786	8,794,211	7,917,705
Loans held-for-sale	6,868	8,273	28,233	18,847	35,054
Securities held to maturity	1,564,479	831,819	179,922	287,671	478,536
Securities available for sale, at estimated fair value	1,197,924	785,032	1,385,328	983,715	602,733
Bank owned life insurance	161,609	152,788	113,941	112,990	117,039
Deposits	12,172,326	10,718,811	8,768,857	7,362,003	6,774,930
Borrowed funds	2,766,104	3,367,274	2,705,652	2,255,486	1,826,514
Goodwill	77,571	77,571	77,063	21,972	21,609
Stockholders’ equity	3,577,855	1,334,327	1,066,817	967,440	901,279

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:
Interest and dividend income	$660,862	$545,068	$496,189	$473,572	$428,703
Interest expense	118,891	109,642	123,444	144,488	159,293
Net interest income	541,971	435,426	372,745	329,084	269,410
Provision for loan losses	37,500	50,500	65,000	75,500	66,500
Net interest income after provision for loan losses	504,471	384,926	307,745	253,584	202,910
Non-interest income	41,861	36,571	44,112	29,170	26,525
Non-interest expenses	339,860	245,711	207,007	157,587	130,813
Income before income tax expense	206,472	175,786	144,850	125,167	98,622
Income tax expense	74,751	63,755	56,083	46,281	36,603
Net income	$131,721	$112,031	$88,767	$78,886	$62,019
Earnings per share — basic and diluted	$0.38	$0.40	$0.32	$0.29	$0.22

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.76%	0.83%	0.77%	0.78%	0.70%
Return on equity (ratio of net income to average equity)	4.71%	10.00%	8.68%	8.43%	6.95%
Net interest rate spread(1)	3.08%	3.24%	3.26%	3.22%	2.97%
Net interest margin(2)	3.27%	3.37%	3.40%	3.39%	3.17%
Efficiency ratio(3)	58.21%	52.06%	49.66%	43.68%	44.20%
Efficiency ratio - Adjusted (4)	52.45%	50.66%	46.47%	43.68%	44.20%
Non-interest expenses to average total assets	1.96%	1.82%	1.81%	1.54%	1.47%
Average interest-earning assets to average interest-bearing liabilities	1.28x	1.15x	1.13x	1.11x	1.10x
Dividend payout ratio (6)	31.58%	19.61%	6.02%	—	—
Asset Quality Ratios:
Non-performing assets to total assets	0.81%	0.95%	1.14%	1.48%	1.74%
Non-accrual loans to total loans	0.72%	0.77%	1.16%	1.60%	2.08%
Allowance for loan losses to non-performing loans	139.10%	124.30%	104.29%	76.79%	54.81%
Allowance for loan losses to total loans	1.33%	1.33%	1.36%	1.32%	1.14%
Capital Ratios:
Tier 1 leverage capital (5)	12.79%	8.20%	7.59%	8.21%	8.56%
Tier 1 risk-based capital (5)	17.01%	10.14%	9.98%	11.65%	12.50%
Total-risk-based capital (5)	18.26%	11.39%	11.24%	12.91%	13.75%
Equity to total assets	19.06%	8.54%	8.39%	9.04%	9.39%
Other Data:
Tangible equity to tangible assets	18.60%	7.90%	7.67%	8.71%	9.02%
Average equity to average assets	16.16%	8.32%	8.92%	9.26%	10.02%
Book value per common share	$10.39	$9.85	$9.81	$8.98	$8.23
Tangible book value per common share	$10.08	$9.04	$8.89	$8.62	$7.88
Number of full service offices	132	129	101	81	82
Full time equivalent employees	1,682	1,541	1,193	959	869

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
The efficiency ratio- adjusted represents non-interest expense divided by the sum of net interest income and non-interest income adjusted; For the year ended December 31, 2014, excludes $13.0 million of compensation expense related to the accelerated vesting of all stock option and restricted stock plans upon the completion of the second step capital transaction, the contribution of $20 million to the Investors Charitable Foundation and one-time items related to the acquisition of Gateway, completed in January 2014. For the year ended December 31, 2013, excludes pre-tax acquisition charges related to Roma Financial of $5.6 million and a non-cash OTTI charge of $977,000. Excludes pre-tax acquisition charges related to Marathon and BFSB of $13.3 million for the year ended December 31, 2012.

(5)	Ratios are for Investors Bank and do not include capital retained at the holding company level.

(6)	The dividend payout ratio represents dividends paid per share divided by net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fundamental business strategy is to be a well-capitalized, full service, community bank that provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.
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
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at lower yields. We have been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities and by growing our asset size; however, the flattening in the treasury yield curve places additional pressure on new loan origination yields. We continue to actively manage our interest rate risk against a backdrop of slow economic growth and a potential rise in short-term interest rates beginning in mid 2015. If the current interest rate and yield curve environment continues, we will likely be subject to near-term net interest margin compression. Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged. In addition, the continued slowdown in mortgage banking activity, as compared to the prior year, will result in lower gains on sales of loans.
Our results of operations are also significantly affected by general economic conditions. There is still uncertainty with respect to government regulation, debt levels, unemployment and sluggish growth. The national and regional unemployment rates, though improving, remain at elevated levels as workers begin to return to search for work. These factors coupled with the modest growth in the housing and real estate markets, have resulted in elevated credit costs on the loan portfolio. Despite these conditions, our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, our diligence in resolving our problem loans as well as the unseasoned nature of our loan portfolio.
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
On May 7, 2014, we completed our second step conversion. We sold a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. As a result of the conversion, all share information has been revised to reflect the 2.55- to- one exchange ratio. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. A total of 137,560,968 shares of Company common stock were issued in the exchange. This capital raise will greatly enhance our ability to continue to grow the Company. We invested 50% of the net proceeds from the offering in Investors Bank, provided funding to our Employee Stock Ownership Plan for the purchase of 6,617,421 shares of common stock sold in the offering and contributed $20.0 million to Investors Charitable foundation through issuing 1,000,000 shares as well as a $10.0 million cash contribution. A substantial portion of the net proceeds were used to pay off short-term borrowings as they matured as well as invest in securities. We will use the remainder of the net proceeds for general corporate purposes, including paying cash dividends and repurchasing shares of our common stock, subject to applicable regulation.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $3.15 billion, or 20.2%, to $18.77 billion at December 31, 2014 from $15.62 billion at December 31, 2013. The acquisition of Gateway added $254.7 million in deposits and $195.1 million in loans, resulting in a bargain purchase gain of $1.5 million, net of tax. Net loans, including loans held for sale, increased by $2.00 billion, or 15.5%, to $14.89 billion at December 31, 2014 from $12.89 billion at

December 31, 2013. For the year ended December 31, 2014, we originated $1.67 billion in multi-family loans, $869.7 million in commercial real estate loans, $445.4 million in commercial and industrial loans, $124.3 million in consumer and other loans and $44.8 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, additional product offerings, investments in staff and opportunistic acquisitions in our market area. We will continue to build additional operational infrastructure and add key personnel as our company grows and our business changes. We recently signed a long term contract with a major technology vendor for core and item processing services. These technology changes, scheduled to occur in the third quarter of 2015, will provide the necessary support for a growing commercial bank. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR"), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience (using the appropriate look-back and loss emergence periods), delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis applies loss factors based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first fully or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio qualify that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. This evaluation is based on peer and market data, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis. The Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For a period in which cash flows aren't reforecasted, prior period's estimated cash flows are adjusted to reflect the actual cash received and credit events that occurred during the current reporting period.
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
The allowance contains reserves identified as unallocated to cover inherent losses within a given loan category that have not been otherwise reviewed or measured on an individual basis. Such reserves include the evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
The results of this quarterly process are reviewed and approved by management through the Allowance for Loan Loss Committee. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2014, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013
Total Assets. Total assets increased by $3.15 billion, or 20.2%, to $18.77 billion at December 31, 2014 from $15.62 billion at December 31, 2013. On May 7, 2014, the Company raised net proceeds of $2.15 billion in its second step conversion. As a result of deploying the proceeds, securities increased by $1.15 billion, or 70.9%, to $2.76 billion at December 31, 2014 from $1.62 billion at December 31, 2013. Net loans, including loans held for sale, increased $2.00 billion to $14.89 billion at December 31, 2014.
Net Loans. Net loans, including loans held for sale, increased by $2.00 billion, or 15.5%, to $14.89 billion at December 31, 2014 from $12.89 billion at December 31, 2013. This increase includes $195.1 million in loans acquired in conjunction with the Gateway acquisition. At December 31, 2014, total loans were $15.10 billion which included $5.77 billion in residential loans, $5.05 billion in multi-family loans, $3.15 billion in commercial real estate loans, $544.5 million in commercial and industrial loans, $441.0 million in consumer and other loans and $148.4 million in construction loans. For the year ended December 31, 2014, we originated $1.67 billion in multi-family loans, $869.7 million in commercial real estate loans, $445.4 million in commercial and industrial loans, $124.3 million in consumer and other loans and $44.8 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co., which originated $758.2 million in residential mortgage loans, of which $150.1 million were originated for sale to third party investors and $608.1 million were added to our portfolio for the year ended December 31, 2014. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended December 31, 2014, we purchased loans totaling $233.9 million from those entities.

    Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial Corporation and Marathon Bank. For the period ending December 31, 2014, PCI loans totaled $17.8 million. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by the Bank.  The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held for sale) on the dates indicated as well as certain asset quality ratios.

	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	2	$3.0	1	$1.9	1	$1.9	3	$0.4	5	$5.9
Commercial real estate	36	13.9	29	14.6	26	12.6	15	2.9	12	2.7
Commercial and industrial	11	2.9	4	0.8	10	1.4	9	1.9	4	1.3
Construction	7	4.4	6	12.8	6	13.0	5	13.0	18	16.2
Total commercial loans	56	24.2	40	30.1	43	28.9	32	18.2	39	26.1
Residential and consumer	406	84.2	383	85.9	361	79.7	348	79.4	304	74.3
Total non-accrual loans	462	$108.4	423	$116.0	404	$108.6	380	$97.6	343	$100.4
Accruing troubled debt restructured loans	55	$35.6	55	$35.2	51	$32.3	50	$37.6	50	$39.6
Non-accrual loans to total loans		0.72%		0.81%		0.78%		0.72%		0.77%
Allowance for loan loss as a percent of non-accrual loans		184.83%		164.68%		171.33%		185.00%		173.30%
Allowance for loan loss as a percent of total loans		1.33%		1.33%		1.34%		1.33%		1.33%
Total non-accrual loans increased to $108.4 million at December 31, 2014 compared to $100.4 million at December 31, 2013. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At December 31, 2014, our allowance for loan loss as a percent of total loans is 1.33%. At December 31, 2014, there were $47.3 million of loans deemed as troubled debt restructurings, of which $23.3 million were residential and consumer loans, $18.4 million were commercial real estate loans, $3.1 million were construction loans, $1.1 million were multi-family loans and $1.4 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $35.6 million were classified as accruing and $11.7 million were classified as non-accrual at December 31, 2014.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2014, the Company has deemed potential problems loans excluding PCI loans, totaling $30.6 million, which comprised of 15 commercial real estate loans totaling $7.3 million, 6 commercial and industrial loans totaling $1.2 million and three multi-family loans totaling $22.1 million. Management is actively monitoring these loans.
The allowance for loan losses increased by $26.4 million to $200.3 million at December 31, 2014 from $173.9 million at December 31, 2013. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending and commercial and industrial loans due to the unseasoned nature of our loan portfolio. Our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, our diligence in resolving our problem loans as well as the unseasoned nature of our loan portfolio. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."
Securities. Securities, in the aggregate, increased by $1.15 billion, or 70.9%, to $2.76 billion at December 31, 2014 from $1.62 billion at December 31, 2013. This increase is attributed to using a portion of the proceeds from the Company's second step conversion to purchase investment securities.
Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. The amount of stock we own in the FHLB decreased by $26.8 million, or 15.1% to $151.3 million at December 31, 2014 from $178.1 million at December 31, 2013. The amount of stock we own in the FHLB is related to the balance of borrowings, therefore the decrease in borrowings has an impact in the FHLB stock owned. Bank owned life insurance was $161.6 million at December 31, 2014 and $152.8 million at December 31, 2013. Other assets was $10.3 million at December 31, 2014 and $14.4 million at December 31, 2013.
Deposits. Deposits increased by $1.45 billion, or 13.6%, from $10.72 billion at December 31, 2013 to $12.17 billion at December 31, 2014. This increase includes $254.7 million in deposits added in conjunction with the Gateway acquisition. Core deposits increased $2.27 billion or 30.9%, from December 31, 2013, partially offset by a decrease of $814.2 million in certificates of deposit. Core deposits represent approximately 79% of our total deposit portfolio.
Borrowed Funds. Borrowed funds decreased by $601.2 million, or 17.9%, to $2.77 billion at December 31, 2014 from $3.37 billion at December 31, 2013. The Company used approximately half of the proceeds from its second step capital offering to pay down maturing, short-term borrowings.
Stockholders’ Equity. Stockholders' equity increased by $2.24 billion to $3.58 billion at December 31, 2014 from $1.33 billion at December 31, 2013. The increase is primarily related to the impact of the Company's second step capital conversion, net income of $131.7 million for the year ended December 31, 2014 and a $3.3 million decrease to other comprehensive loss. Stockholders' equity was also impacted by the declaration of cash dividends totaling $0.12 per common share for the year ended December 31, 2014, which resulted in a decrease of $42.6 million.
Analysis of Net Interest Income
Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, however interest receivable on these loans have been fully reserved for and not included in interest income. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Year Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$371,636	$552	0.15%	$136,656	$49	0.04%	$96,945	$40	0.04%
Securities available-for-sale	965,969	18,164	1.88	1,092,496	18,638	1.71	1,250,391	22,521	1.80
Securities held-to-maturity	1,315,604	31,847	2.42	449,742	15,362	3.42	221,524	12,852	5.80
Net loans	13,776,250	603,438	4.38	11,065,190	504,622	4.56	9,271,550	455,221	4.91
Stock in FHLB	152,330	6,861	4.50	168,028	6,397	3.81	124,385	5,555	4.47
Total interest-earning assets	16,581,789	660,862	3.99	12,912,112	545,068	4.22	10,964,795	496,189	4.53
Non-interest-earning assets	732,469			564,765			493,278
Total assets	$17,314,258			$13,476,877			$11,458,073
Interest-bearing liabilities:
Savings deposits	$2,241,747	$6,638	0.30%	$1,775,454	$6,320	0.36%	$1,535,636	$7,859	0.51%
Interest-bearing checking	2,478,047	8,755	0.35	1,791,345	6,245	0.35	1,467,583	6,586	0.45
Money market accounts	2,355,982	13,664	0.58	1,646,235	7,537	0.46	1,342,366	7,937	0.59
Certificates of deposit	3,180,032	30,149	0.95	2,849,573	29,867	1.05	3,155,041	41,200	1.31
Total interest-bearing deposits	10,255,808	59,206	0.58	8,062,607	49,969	0.62	7,500,626	63,582	0.85
Borrowed funds	2,741,609	59,685	2.18	3,180,473	59,673	1.88	2,224,126	59,862	2.69
Total interest-bearing liabilities	12,997,417	118,891	0.91	11,243,080	109,642	0.98	9,724,752	123,444	1.27
Non-interest-bearing liabilities	1,518,331			1,113,121			710,894
Total liabilities	14,515,748			12,356,201			10,435,646
Stockholders’ equity	2,798,510			1,120,676			1,022,427
Total liabilities and stockholders’ equity	$17,314,258			$13,476,877			$11,458,073
Net interest income		$541,971			$435,426			$372,745
Net interest rate spread(1)			3.08%			3.24%			3.26%
Net interest-earning assets(2)	$3,584,372			$1,669,033			$1,240,043
Net interest margin(3)			3.27%			3.37%			3.40%
Ratio of interest-earning assets to total interest-bearing liabilities	1.28x			1.15x			1.13x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$178	325	503	$15	(6)	9
Securities available-for-sale	(2,257)	1,783	(474)	(2,850)	(1,033)	(3,883)
Securities held-to-maturity	17,976	(1,491)	16,485	7,008	(4,498)	2,510
Net loans	121,987	(23,171)	98,816	91,757	(42,356)	49,401
Stock in FHLB	(635)	1,099	464	1,747	(905)	842
Total interest-earning assets	137,249	(21,455)	115,794	97,677	(48,798)	48,879
Interest-bearing liabilities:
Savings deposits	1,490	(1,172)	318	1,101	(2,640)	(1,539)
Interest-bearing checking	2,425	85	2,510	1,292	(1,633)	(341)
Money market accounts	3,785	2,342	6,127	1,594	(1,994)	(400)
Certificates of deposit	3,282	(3,000)	282	(3,730)	(7,603)	(11,333)
Total deposits	10,982	(1,745)	9,237	257	(13,870)	(13,613)
Borrowed funds	(9,071)	9,083	12	20,773	(20,962)	(189)
Total interest-bearing liabilities	1,911	7,338	9,249	21,030	(34,832)	(13,802)
Increase in net interest income	$135,338	(28,793)	106,545	$76,647	(13,966)	62,681
Comparison of Operating Results for the Year Ended December 31, 2014 and 2013
Net Income. Net income for the year ended December 31, 2014 was $131.7 million compared to net income of $112.0 million for the year ended December 31, 2013.
Net Interest Income. Net interest income increased by $106.5 million, or 24.5%, to $542.0 million for the year ended December 31, 2014 from $435.4 million for the year ended December 31, 2013. The increase was primarily due to the average balance of interest earning assets increasing $3.67 billion, or 28.4% to $16.58 billion at December 31, 2014 compared to $12.91 billion at December 31, 2013, as well as a 7 basis point decrease in our weighted average cost of interest-bearing liabilities to 0.91% for the year ended December 31, 2014 from 0.98% for the year ended December 31, 2013. These were partially offset by the average balance of our interest bearing liabilities increasing $1.75 billion to $13.00 billion at December 31, 2014 compared to $11.24 billion at December 31, 2013, as well as the weighted average yield on our interest-earning assets decreasing 23 basis points to 3.99% for the year ended December 31, 2014 from 4.22% for the year ended December 31, 2013. This was partially attributed to higher average balances in securities and cash at lower weighted average yields for the year ended December 31, 2014 compared to the year ended December 31, 2013. The net interest spread decreased by 16 basis points to 3.08% for the year ended December 31, 2014 from 3.24% for the year ended December 31, 2013 as the weighted average yield on interest-earning assets declined 23 basis points while our weighted average cost of interest bearing liabilities declined 7 basis points.
Interest and Dividend Income. Total interest and dividend income increased by $115.8 million, or 21.2%, to $660.9 million for the year ended December 31, 2014 from $545.1 million for the year ended December 31, 2013. This increase is attributed to the average balance of interest-earning assets increasing $3.67 billion, or 28.4%, to $16.58 billion for the year ended December 31, 2014 from $12.91 billion for the year ended December 31, 2013. This was partially offset by the weighted average yield on interest-earning assets decreasing 23 basis points to 3.99% for the year ended December 31, 2014 compared to 4.22% for the year ended December 31, 2013.

Interest income on loans increased by $98.8 million, or 19.6%, to $603.4 million for the year ended December 31, 2014 from $504.6 million for the year ended December 31, 2013, reflecting a $2.71 billion, or 24.5%, increase in the average balance of net loans to $13.78 billion for the year ended December 31, 2014 from $11.07 billion for the year ended December 31, 2013. The increase is primarily attributed to the average balance of multi-family loans, residential loans, commercial real estate loans and commercial and industrial loans increasing $1.04 billion, $794.1 million, $611.6 million and $152.3 million, respectively, as we continue to grow our loan portfolio. These increases were partially offset by an 18 basis point decrease in the weighted average yield on net loans to 4.38% for the year ended December 31, 2014 from 4.56% for the year ended December 31, 2013. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $16.3 million for the year ended December 31, 2014 from $15.9 million for the year ended December 31, 2013.
Interest income on all other interest-earning assets, excluding loans, increased by $17.0 million, or 42.0%, to $57.4 million for the year ended December 31, 2014 from $40.4 million for the year ended December 31, 2013. The average balance of all other interest-earning assets, excluding loans, increased by $958.6 million to $2.81 billion for the year ended December 31, 2014 from $1.85 billion for the year ended December 31, 2013. A portion of second step capital offering proceeds was initially used to purchase investment securities. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 14 basis points to 2.05% for the year ended December 31, 2014 compared to 2.19% for the year ended December 31, 2013.
Interest Expense. Total interest expense increased by $9.2 million, or 8.4%, to $118.9 million for the year ended December 31, 2014 from $109.6 million for the year ended December 31, 2013. This increase is attributed to the average balance of total interest-bearing liabilities increasing by $1.75 billion, or 15.6%, to $13.00 billion for the year ended December 31, 2014 from $11.24 billion for the year ended December 31, 2013. This increase was partially offset by the weighted average cost of total interest-bearing liabilities decreasing 7 basis points to 0.91% for the year ended December 31, 2014 compared to 0.98% for the year ended December 31, 2013, which is partially attributable to lower deposit costs.
Interest expense on interest-bearing deposits increased $9.2 million, or 18.5%, to $59.2 million for the year ended December 31, 2014 from $50.0 million for the year ended December 31, 2013. This increase is attributed to the average balance of total interest-bearing deposits increasing $2.19 billion, or 27.2% to $10.26 billion for the year ended December 31, 2014 from $8.06 billion for the year ended December 31, 2013. This increase was partially offset by a 4 basis point decrease in the average cost of interest-bearing deposits to 0.58% for the year ended December 31, 2014 from 0.62% for the year ended December 31, 2013 as deposit rates declined due to the lower interest rate environment.
Interest expense on borrowed funds was $59.7 million for the year ended December 31, 2014 and December 31, 2013. Although the average balance of borrowed funds decreased by $438.9 million or 13.8%, to $2.74 billion for the year ended December 31, 2014 from $3.18 billion for the year ended December 31, 2013, the average cost of borrowed funds increased 30 basis points to 2.18% for the year ended December 31, 2014 from 1.88% for the year ended December 31, 2013, as maturing lower rate short-term borrowings were paid off.
Provision for Loan Losses. For the year ended December 31, 2014, our provision for loan losses was $37.5 million compared to $50.5 million for the year ended December 31, 2013. For the year ended December 31, 2014, net charge-offs were $11.1 million compared to $18.7 million for the year ended December 31, 2013. Our provision for the year ended December 31, 2014 is a result of continued growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans and delinquent loans. While the economic and real estate conditions in our lending area have improved slightly, management is cautiously optimistic and continues to be prudent in assessing the Company's credit risk.
Non-Interest Income. Total non-interest income increased by $5.3 million, or 14.5% to $41.9 million for the year ended December 31, 2014 from $36.6 million for the year ended December 31, 2013. Income on bank owned life insurance, gain on securities transactions and fees and service charges increased $1.8 million, $774,000 and $595,000, respectively, for the year ended December 31, 2014. In addition, other income increased $5.3 million for the year ended December 31, 2014. Included in other income for the year ended December 31, 2014 is a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. These increases were partially offset by a $3.5 million decrease in gain on the sale of loans to $5.3 million for the year ended December 31, 2014 compared to $8.7 million for the year ended December 31, 2013 due to lower volume of sales in the secondary market.
Non-Interest Expenses. Total non-interest expenses increased by $94.1 million, or 38.3%, to $339.9 million for the year ended December 31, 2014 from $245.7 million for the year ended December 31, 2013. Compensation and fringe benefits increased

$43.3 million for the year ended December 31, 2014, which includes $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. In addition, compensation expense included approximately $1.0 million related to retention and severance payments to former Roma Financial Corporation employees and $807,000 related to retention and severance payments to former Gateway employees. The remaining increase in compensation and fringe benefits relate to staff additions to support our continued growth, including the acquisitions of Roma Financial Corporation and Gateway, as well as normal merit increases. Other operating expenses increased by $7.5 million to $27.3 million for the year ended December 31, 2014 from $19.8 million for the year ended December 31, 2013. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering, comprised of 1,000,000 shares of common stock and $10.0 million in cash. Occupancy expense, data processing fees, professional fees and advertising expenses have increased by $10.4 million, $5.5 million, $3.5 million and $3.6 million, respectively, for the year ended December 31, 2014. These increases are primarily the result of our recent acquisitions and organic growth.
Income Tax Expense. Income tax expense was $74.8 million for the year ended December 31, 2014, representing a 36.20% effective tax rate compared to income tax expense of $63.8 million for the year ended December 31, 2013 representing a 36.27% effective tax rate.
For the year ended December 31, 2014, there was a change in New York state tax law. The Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company revalued the deferred tax asset, resulting in a tax benefit of $3.6 million for the year ended December 31, 2014, respectively. This change will likely result in the Company paying higher New York state taxes in future periods.
Comparison of Operating Results for the Year Ended December 31, 2013 and 2012
Net Income. Net income for the year ended December 31, 2013 was $112.0 million compared to net income of $88.8 million for the year ended December 31, 2012.
Net Interest Income. Net interest income increased by $62.7 million, or 16.8%, to $435.4 million for the year ended December 31, 2013 from $372.7 million for the year ended December 31, 2012.  The increase was primarily due to the average balance of interest earning assets increasing $1.94 billion to $12.91 billion at December 31, 2013 compared to $10.97 billion at December 31, 2012, as well as a 29 basis point decrease in our cost of interest-bearing liabilities to 0.98% for the year ended December 31, 2013 from 1.27% for the year ended December 31, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.52 billion to $11.24 billion at December 31, 2013 compared to $9.72 billion at December 31, 2012, as well as the yield on our interest-earning assets decreasing 31 basis points to 4.22% for the year ended December 31, 2013 from 4.53% for the year ended December 31, 2012. The net interest spread decreased one basis point to 3.25% for the year ended December 31, 2013 from 3.26% for the year ended December 31, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $48.9 million, or 9.9%, to $545.1 million  for the year ended December 31, 2013 from $496.2 million for the year ended December 31, 2012.  This increase is attributed to the average balance of interest-earning assets increasing $1.94 billion, or 17.7%, to $12.91 billion for the year ended December 31, 2013 from $10.97 billion for the year ended December 31, 2012. This was partially offset by the weighted average yield on interest-earning assets decreasing 31 basis points to 4.22% for the year ended December 31, 2013 compared to 4.53% for the year ended December 31, 2012 reflecting the lower interest rate environment.

Interest income on loans increased by $49.4 million, or 10.9%, to $504.6 million for the year ended December 31, 2013 from $455.2 million for the year ended December 31, 2012, reflecting a $1.79 billion, or 19.4%, increase in the average balance of net loans to $11.07 billion for the year ended December 31, 2013 from $9.27 billion for the year ended December 31, 2012.  The average balance of residential loans increased $63.3 million for the year ended December 31, 2013.  The additional increases are primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.20 billion, $538.2 million and $56.9 million, respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans.  This increase was partially offset by a 35 basis point decrease in the average yield on net loans to 4.56% for the year ended December 31, 2013 from 4.91% for the year ended December 31, 2012.  Prepayment penalties, which are included in interest income increased to $15.9 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012, however the decrease in average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, decreased by $522,000, or 1.3%, to $40.4 million for the year ended December 31, 2013 from $41.0 million for the year ended December 31, 2012.  This decrease reflected the weighted average yield on interest-earning assets, excluding loans, decreasing by 23 basis points to 2.19% for the year ended December 31, 2013 compared to 2.42% for the year ended December 31, 2012 reflecting the current interest rate environment.

This was partially offset by a $150.7 million  increase in the average balance of all other interest-earning assets, excluding loans, to $1.85 billion for the year ended December 31, 2013 from $1.70 billion for the year ended December 31, 2012.
Interest Expense. Total interest expense decreased by $13.8 million, or 11.2%, to $109.6 million for the year ended December 31, 2013 from $123.4 million for the year ended December 31, 2012.  This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 29 basis points to 0.98% for the year ended December 31, 2013 compared to 1.27% for the year ended December 31, 2012.  This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.52 billion, or 15.6%, to $11.24 billion for the year ended December 31, 2013 from $9.72 billion for the year ended December 31, 2012.

Interest expense on interest-bearing deposits decreased $13.6 million, or 21.4% to $50.0 million for the year ended December 31, 2013 from $63.6 million for the year ended December 31, 2012.  This decrease is attributed to a 23 basis point decrease in the average cost of interest-bearing deposits to 0.62% for the year ended December 31, 2013 from 0.85% for the year ended December 31, 2012 as deposit rates reflect the lower interest rate environment.  This was partially offset by the average balance of total interest-bearing deposits increasing $562.0 million, or 7.5%, to $8.06 billion for the year ended December 31, 2013 from $7.50 billion for the year ended December 31, 2012.  The average balances of core deposit accounts (savings, checking and money market) increased $867.4 million for the year ended December 31, 2013 over the prior year period.

Interest expense on borrowed funds remained flat at $59.7 million for the year ended December 31, 2013.Although the expense was consistent for both periods, the average cost of borrowed funds decreased by 81 basis points to 1.88% for the year ended December 31, 2013 from 2.69% for the year ended December 31, 2012 as maturing and new borrowings repriced to current interest rates, while the average balance of borrowed funds increased by $956.3 million or 43.0%, to $3.18 billion for the year ended December 31, 2013 from $2.22 billion for the year ended December 31, 2012
Provision for Loan Losses. For the year ended December 31, 2013, our provision for loan losses was $50.5 million compared to $65.0 million for the year ended December 31, 2012. For the year ended December 31, 2013, net charge-offs were $18.7 million compared to $40.1 million for the year ended December 31, 2012.  Our provision for the year ended December 31, 2013 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area.
Non-Interest Income. Total non-interest income decreased by $7.5 million, or 17.1% to $36.6 million for the year ended December 31, 2013 from $44.1 million for the year ended December 31, 2012.  The decrease is primarily attributed to the gain on the sale of loans decreasing  $12.1 million to $8.7 million  for the year ended December 31, 2013 compared to $20.9 million for the year ended December 31, 2012 due to lower volume of sales in the secondary market at slightly lower margins as well as a decrease of $498,000 on gains on security transactions during the year ended December 31, 2013.  For the year ended December 31, 2013 the Company had net impairment losses on investment securities of $977,000.  These decreases were offset by increases to fees and service charges of $2.2 million, which included a $1.6 million reversal of a previously established valuation reserve on mortgage servicing rights, and net gains on sale of other real estate owned of $1.6 million.  Other income increased by $1.1 million as a result of income on increased sales of non-deposit investment products.
Non-Interest Expenses. Total non-interest expenses increased by $38.7 million, or 18.7%, to $245.7 million for the year ended December 31, 2013 from $207.0 million for the year ended December 31, 2012.  Included in non-interest expenses for the year ended December 31, 2013 and 2012 are non-recurring acquisition related expenses of $5.6 million and $13.3 million, respectively. Excluding acquisition related expenses, compensation and fringe benefits increased $23.4 million for the year ended December 31, 2013 primarily as a result of the staff additions to support our continued growth, a $1.8 million one-time charge related to medical insurance, as well as normal merit increases The Company has continued to increase its branch network and enter new markets through acquisitions as well as organic growth.  Exclusive of the non-recurring acquisition expenses, this has resulted in an increase to occupancy expense, data processing, professional fees and advertising expenses of $5.7 million, $4.9 million, $3.3 million and $1.7 million, respectively, for the year ended December 31, 2013.  Additionally, for the years ended December 31, 2013 and December 31, 2012, occupancy expense includes a one-time charge of approximately $1.0 million and $3.0 million, respectively, for the early termination of certain leased facilities. Our FDIC insurance premium also increased by $4.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is a result of the FDIC final rules for determining deposit insurance assessment, effective March 1, 2013.  Excluding non-recurring acquisition expenses, other operating expense increased by $2.7 million for the year ended December 31, 2013 related to higher recruiting, training and insurance expenses, and amortization of deposit premium increased $580,000.

Income Tax Expense. Income tax expense was $63.8 million for the year ended December 31, 2013, representing a 36.27% effective tax rate compared to income tax expense of $56.1 million for the year ended December 31, 2012 representing a 38.72% effective tax rate.
Management of Market Risk
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At December 31, 2014, approximately 37% of our residential portfolio was in variable rate products, while 63% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
We retain an independent, nationally recognized consulting firm that specializes in asset and liability management to complete our quarterly interest rate risk reports. We also retain a second nationally recognized consulting firm to prepare independently comparable interest rate risk reports for the purpose of validation. Both firms use a combination of analysis to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
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
Quantitative Analysis. The table below sets forth, as of December 31, 2014, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,343,732	(275,014)	(7.6)%	$526,275	(27,362)	(4.9)%
0bp	$3,618,746	—	—	$553,637	—	—
-100bp	$3,408,180	(210,566)	(5.8)%	$552,177	(1,460)	(0.3)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at December 31, 2014, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 7.6% decrease in NPV and a $27.4 million, or 4.9%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.8% decrease in NPV and a $1.5 million, or 0.3%, decrease in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
As mentioned above, we retain two nationally recognized firms to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV and net interest income.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of liquidity consist of deposit inflows, loan and security repayments and maturities and borrowings from the FHLB and others. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. From time to time we may evaluate the sale of securities as a possible liquidity source. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the years ended December 31, 2014, 2013 and 2012 were $2.14 billion, $2.75 billion and $2.42 billion, respectively. Principal repayments on securities for the years ended December 31, 2014, 2013 and 2012 were $354.6 million, $385.5 million and $462.8 million, respectively. There were sales of securities during years ended December 31, 2014, 2013 and 2012 of $73.3 million, $426.1 million and $231.7 million, respectively. In connection with the second step capital conversion, the Company raised net proceeds of $2.15 billion and used approximately half of the proceeds to pay down maturing, short term borrowings.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 totaled $277.4 million, $176.1 million and $224.8 million, respectively. For the year ended December 31, 2014, excluding the deposits from the Gateway Financial acquisition, total deposits increased by $1.20 billion. For the year ended December 31, 2013, excluding the deposits from the Roma acquisition, total deposits increased by $608.8 million. For the year ended December 31, 2012, excluding deposits from the Marathon and Brooklyn acquisitions, total deposits increased by $243.5 million. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
Excluding borrowed funds assumed in the Gateway Financial acquisition, net borrowed funds decreased by $606.4 million for the year ended December 31, 2014. The Company used approximately half of the proceeds from its second step capital offering to pay down maturing, short-term borrowings. Excluding borrowed funds assumed in the Roma acquisition, net borrowed funds increased by $569.6 million for the year ended December 31, 2013. Excluding borrowed funds assumed in the Brooklyn Federal and Marathon National acquisitions, net borrowed funds increased by $436.8 million for the year ended December 31, 2012. The increases in borrowings was largely due to new loan originations outpacing the deposit growth.
Our primary use of funds are for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2014, 2013 and 2012, we originated loans of $3.76 billion, $3.50 billion and $2.68 billion, respectively. During the year ended December 31, 2014, excluding loans acquired in the acquisition of Gateway Financial, we purchased loans of $233.9 million. During the year ended December 31, 2013, excluding loans acquired in the acquisition of Roma, we purchased loans of $1.05 billion. During the year ended December 31, 2012, excluding loans acquired in the acquisitions of Brooklyn Federal and Marathon National, we purchased loans of $638.8 million. During the year ended December 31, 2014, excluding the securities acquired in the Gateway Financial acquisition, we purchased securities of $1.52 billion. During the year ended December 31, 2013, excluding the securities acquired in the Roma acquisition, we purchased securities of $508.4 million. During the year ended December 31, 2012, excluding the securities acquired in the acquisition of Brooklyn Federal and Marathon National, we purchased securities of $777.1 million. In addition, we utilized $13.5 million, $1.5 million and $902,000 during the years ended December 31, 2014, 2013 and 2012, respectively, to repurchase shares of our common stock under our stock repurchase plans.
At December 31, 2014, we had $709.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $680.6 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of December 31, 2014 totaled $1.45 billion, or 11.92% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $231.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.20 billion at December 31, 2014. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At December 31, 2014, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2014, our borrowing capacity at the FHLB was $7.37 billion, of which the Company had outstanding borrowings of $2.62 billion and outstanding letters of credit of $2.03 billion. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $100.0 million, of which no balance was outstanding at December 31, 2014.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of our commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes that we use for loans that we originate.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$566,000	$550,000	$1,075,994	$406,192	$2,598,186
Repurchase agreements	10,250	25,071	132,597	—	167,918
Operating leases	17,354	32,010	28,950	94,272	172,586
Total	$593,604	$607,081	$1,237,541	$500,464	$2,938,690
Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of Investors Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management's report on internal control over financial reporting.
The management of Investors Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Investors Bancorp’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Investors Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Investors Bancorp’s assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This report appears on page 72.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 9, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 9, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 9, 2015. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 9, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 9, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 9, 2015.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Investors Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
March 2, 2015

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and cash equivalents	$230,961	250,689
Securities available-for-sale, at estimated fair value	1,197,924	785,032
Securities held-to-maturity, net (estimated fair value of $1,609,365 and $839,064 at December 31, 2014 and December 31, 2013, respectively)	1,564,479	831,819
Loans receivable, net	14,887,570	12,882,544
Loans held-for-sale	6,868	8,273
Stock in the Federal Home Loan Bank	151,287	178,126
Accrued interest receivable	55,267	47,448
Other real estate owned	7,839	8,516
Office properties and equipment, net	160,899	138,105
Net deferred tax asset	231,898	216,206
Bank owned life insurance	161,609	152,788
Goodwill and Intangible assets	106,705	109,129
Other assets	10,333	14,395
Total assets	$18,773,639	15,623,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$12,172,326	10,718,811
Borrowed funds	2,766,104	3,367,274
Advance payments by borrowers for taxes and insurance	69,893	67,154
Other liabilities	187,461	135,504
Total liabilities	15,195,784	14,288,743
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 and 367,041,688 issued; 358,012,895 and 353,046,056 outstanding at December 31, 2014 and December 31, 2013, respectively	3,591	1,519
Additional paid-in capital	2,863,108	720,766
Retained earnings	836,639	734,563
Treasury stock, at cost; 1,057,957 and 13,995,631 shares at December 31, 2014 and December 31, 2013, respectively	(11,131)	(67,046)
Unallocated common stock held by the employee stock ownership plan	(91,948)	(29,779)
Accumulated other comprehensive loss	(22,404)	(25,696)
Total stockholders’ equity	3,577,855	1,334,327
Total liabilities and stockholders’ equity	$18,773,639	15,623,070
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$603,438	504,622	455,221
Securities:
Equity	115	61	17
Government-sponsored enterprise obligations	46	9	15
Mortgage-backed securities	44,183	28,057	30,167
Municipal bonds and other debt	5,667	5,873	5,174
Interest-bearing deposits	552	49	40
Federal Home Loan Bank stock	6,861	6,397	5,555
Total interest and dividend income	660,862	545,068	496,189
Interest expense:
Deposits	59,206	49,969	63,582
Borrowed Funds	59,685	59,673	59,862
Total interest expense	118,891	109,642	123,444
Net interest income	541,971	435,426	372,745
Provision for loan losses	37,500	50,500	65,000
Net interest income after provision for loan losses	504,471	384,926	307,745
Non-interest income
Fees and service charges	19,399	18,804	16,564
Income on bank owned life insurance	4,652	2,898	2,778
Gain on loan transactions, net	5,257	8,748	20,866
Gain on securities transactions	1,546	772	274
Impairment losses on investment securities:
Impairment losses on investment securities	—	(939)	—
Non-credit related gains recognized in comprehensive income	—	(38)	—
Net impairment losses on investment securities recognized in earnings	—	(977)	—
Gain (loss) on sale of other real estate owned, net	809	1,451	(180)
Other income	10,198	4,875	3,810
Total non-interest income	41,861	36,571	44,112
Non-interest expense
Compensation and fringe benefits	172,068	128,765	109,197
Advertising and promotional expense	12,238	8,602	6,854
Office occupancy and equipment expense	49,668	39,226	33,558
Federal deposit insurance premiums	14,390	14,950	10,770
Stationery, printing, supplies and telephone	4,238	3,395	2,852
Professional fees	14,672	11,154	9,487
Data processing service fees	25,333	19,844	17,405
Contribution to charitable foundation	20,000	—	—
Other operating expenses	27,253	19,775	16,884
Total non-interest expenses	339,860	245,711	207,007

Income before income tax expense	206,472	175,786	144,850
Income tax expense	74,751	63,755	56,083
Net income	$131,721	112,031	88,767
Basic and Diluted earnings per share	$0.38	0.40	0.32
Weighted average shares outstanding
Basic	344,389,259	279,632,558	273,797,796
Diluted	347,731,571	283,035,844	275,633,380
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$131,721	112,031	88,767
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	(5,042)	10	(2,560)
Unrealized gain (loss) on securities available-for-sale	5,952	(12,827)	5,080
Net loss on securities reclassified from available for sale to held to maturity	—	(7,242)	—
Accretion of loss on securities reclassified to held to maturity	1,726	988	—
Unrealized gain on security reclassified from held-to-maturity to available for sale	—	138	—
Reclassification adjustment for security (gains) losses included in net income	(138)	(405)	105
Noncredit related component of other-than-temporary impairment on security	—	22	—
Other-than-temporary impairment accretion on debt securities	794	1,227	874
Total other comprehensive income (loss)	3,292	(18,089)	3,499
Total comprehensive income	$135,013	93,942	92,266

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Year ended December 31, 2014, 2013 and 2012

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2011	$1,356	535,584	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	88,767	—	—	—	88,767
Other comprehensive income, net of tax	—	—	—	—	—	3,499	3,499
Common stock issues to finance acquisition	—	—	(142)	7,703	—	—	7,561
Purchase of treasury stock (154,662 shares)	—	—	—	(902)	—	—	(902)
Treasury stock allocated to restricted stock plan	—	(7,137)	297	6,840	—	—	—
Compensation cost for stock options and restricted stock	—	3,651	—	—	—	—	3,651
Net tax benefit from stock-based compensation	—	93	—	—	—	—	93
Option Exercise	—	(1)	—	42	—	—	41
Cash dividend paid ($0.02 per common share)	—	—	(5,595)	—	—	—	(5,595)
ESOP shares allocated or committed to be released	—	844	—	—	1,418	—	2,262
Balance at December 31, 2012	1,356	533,034	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	112,031	—	—	—	112,031
Other comprehensive income, net of tax	—	—	—	—	—	(18,089)	(18,089)
Common stock issued from treasury to finance acquisition	163	179,008	—	—	—	—	179,171
Purchase of treasury stock (212,221 shares)	—		—	(1,531)	—	—	(1,531)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	3,478	—	—	—	—	3,478
Net tax benefit from stock-based compensation	—	1,262	—	—	—	—	1,262
Option Exercise	—	2,502	—	8,135	—	—	10,637
Cash dividend paid ($0.08 per common share)	—	—	(22,404)	—	—	—	(22,404)
ESOP shares allocated or committed to be released	—	1,537	—	—	1,418	—	2,955
Balance at December 31, 2013	1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	131,721	—	—	—	131,721
Other comprehensive loss, net of tax	—	—	—	—	—	3,292	3,292

Corporate Reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—	—	—	(13,523)	—	—	(13,523)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,701	—	—	—	—	13,701
Net tax benefit from stock-based compensation	—	3,710	—	—	—	—	3,710
Option exercise	9	8,764	—	5,037	—	—	13,810
Cash dividend paid ($0.12 per common share)	—	—	(42,555)	—	—	—	(42,555)
ESOP shares allocated or committed to be released	—	996	—	—	4,005	—	5,001
Balance at December 31, 2014	$3,591	2,863,108	836,639	(11,131)	(91,948)	(22,404)	3,577,855

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$131,721	112,031	88,767
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	10,000	—	—
ESOP and stock-based compensation expense	18,702	6,433	5,913
Amortization of premiums and accretion of discounts on securities, net	10,173	9,735	12,938
Amortization of premiums and accretion of fees and costs on loans, net	(1,794)	10,517	8,898
Amortization of intangible assets	3,806	2,115	1,535
Provision for loan losses	37,500	50,500	65,000
Depreciation and amortization of office properties and equipment	13,151	8,540	7,177
Gain on securities, net	(1,546)	(772)	(274)
Other-than-temporary impairment losses on securities	—	977	—
Mortgage loans originated for sale	(150,099)	(379,806)	(811,247)
Proceeds from mortgage loan sales	186,747	405,973	820,636
Gain on sales of mortgage loans, net	(2,832)	(6,207)	(18,775)
(Gain) loss on sale of other real estate owned	(809)	(1,451)	180
Gain on bargain purchase	(1,482)	—	—
Income on bank owned life insurance	(4,652)	(2,898)	(2,778)
(Increase) decrease in accrued interest receivable	(7,100)	1,496	(2,499)
Deferred tax benefit	(9,786)	(20,818)	(10,739)
Decrease (increase) in other assets	4,425	(6,741)	18,059
Increase (decrease) in other liabilities	41,263	(13,530)	41,988
Total adjustments	145,667	64,063	136,012
Net cash provided by operating activities	277,388	176,094	224,779
Cash flows from investing activities:
Purchases of loans receivable	(233,856)	(1,054,395)	(638,789)
Net originations of loans receivable	(1,650,629)	(778,049)	(297,221)
Proceeds from sale of loans held for investment	2,425	184,668	77,222
Gain on disposition of loans held for investment	(2,425)	(2,541)	(2,091)
Net proceeds from sale of foreclosed real estate	7,614	10,833	6,266
Purchases of mortgage-backed securities held to maturity	(909,421)	(202,821)	—
Purchases of debt securities held-to-maturity	(20,835)	(9,729)	(15,421)
Purchases of mortgage-backed securities available-for-sale	(587,952)	(295,897)	(760,692)
Purchases of other investments available-for-sale	—	—	(1,000)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	167,886	80,438	99,892
Proceeds from paydowns on equity securities available for sale	430	148	—

Proceeds from paydowns/maturities on debt securities held-to-maturity	12,596	20,159	14,039
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	173,661	284,726	348,847
Proceeds from sales of mortgage-backed securities held-to-maturity	19,177	—	14,871
Proceeds from sales of mortgage-backed securities available-for-sale	37,682	401,573	213,562
Proceeds from maturity of US Government and Agency Obligations available-for-sale	3,000	—	3,219
Proceeds from sale of equity securities available for sale	13,411	24,540	44
Redemption of equity securities available-for-sale	164	108	85
Proceeds from redemptions of Federal Home Loan Bank stock	143,707	143,081	129,152
Purchases of Federal Home Loan Bank stock	(116,403)	(161,866)	(158,353)
Purchases of office properties and equipment	(31,655)	(24,544)	(25,407)
Death benefit proceeds from bank owned life insurance	5,455	—	9,613
Cash received from MHC for merger	11,307	—	—
Cash received, net of cash consideration paid for acquisitions	17,917	118,246	140,754
Net cash used in investing activities	(2,936,744)	(1,261,322)	(841,408)
Cash flows from financing activities:
Net increase in deposits	1,198,843	608,801	243,462
Net proceeds from sale of common stock	2,149,893	—	—
Loan to ESOP for purchase of common stock	(66,174)	—	—
(Repayments) proceeds of funds borrowed under other repurchase agreements	(98,205)	143,205	(195,000)
Net (decrease) increase in other borrowings	(508,150)	426,347	631,805
Net increase in advance payments by borrowers for taxes and insurance	1,979	14,447	7,739
Dividends paid	(42,555)	(22,404)	(5,595)
Exercise of stock options	13,810	10,637	41
Purchase of treasury stock	(13,523)	(1,531)	(902)
Net tax benefit from stock-based compensation	3,710	1,262	93
Net cash provided by financing activities	2,639,628	1,180,764	681,643
Net (decrease) increase in cash and cash equivalents	(19,728)	95,536	65,014
Cash and cash equivalents at beginning of period	250,689	155,153	90,139
Cash and cash equivalents at end of period	$230,961	250,689	155,153
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	6,404	4,512	10,410
Cash paid during the year for:
Interest	118,140	109,527	123,644
Income taxes	85,796	83,918	61,994
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$50,347	381,950	212,560
Loans	195,062	990,970	736,003
Goodwill and other intangible assets, net	1,853	9,782	60,347

Other assets	21,343	78,527	45,198
Total non-cash assets acquired	268,605	1,461,229	1,054,108
Liabilities assumed:
Deposits	254,672	1,341,153	1,163,392
Borrowings	5,185	92,070	13,361
Other liabilities	3,184	20,509	10,531
Total liabilities assumed	263,041	1,453,732	1,187,284
Common stock issued for acquisitions	—	179,171	7,561
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiaries (collectively, the Company) conform to U.S. generally accepted accounting principles, (GAAP) and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation
The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the years ended December 31, 2014, 2013 and 2012 are not necessarily indicative of the results of operations that may be expected for subsequent years.
In January 1997, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing the multi-tier mutual holding company structure. In a series of steps, the Bank formed a Delaware-chartered stock corporation (Investors Bancorp, Inc.) which owned 100% of the common stock of the Bank and formed a New Jersey-chartered mutual holding company (Investors Bancorp, MHC) which initially owned all of the common stock of Investors Bancorp, Inc. On October 11, 2005, Investors Bancorp, Inc. completed an initial public stock offering. See Note 2.
On May 7, 2014, Investors Bancorp, MHC, Investors Bancorp, Inc. and the Bank completed the Plan of Conversion and Reorganization of the Mutual Holding Company (the “Plan”) in which the Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares. As a result of the conversion, all share information has been revised to reflect the 2.55- to- one exchange ratio. Financial information presented in this Form 10-K is derived in part from the consolidated financial statements of Old Investors Bancorp and subsidiaries. See Note 2.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of mortgage servicing rights (MSR), the valuation of deferred tax assets, impairment judgments regarding goodwill, and fair value and impairment of securities are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
Business
Investors Bancorp, Inc.’s primary business is holding the common stock of the Bank and a loan to the Investors Bank Employee Stock Ownership Plan. The Bank provides banking services to customers primarily through branch offices in New Jersey and New York. The Bank is subject to competition from other financial institutions and is subject to the regulations of certain federal and state regulatory authorities and undergoes periodic examinations by those regulatory authorities.

(b)	Cash Equivalents
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $39.1 million at December 31, 2014 and $44.1 million at December 31, 2013.

(c)	Securities
Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities which the Company may sell prior to maturity, and all marketable equity securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Realized gains and losses are recognized when securities are sold or called using the specific identification method.

The Company periodically evaluates the security portfolio for other-than-temporary impairment. Other-than-temporary impairment means the Company believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, the Company has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
To determine whether a security’s impairment is other-than-temporary, the Company considers factors that include, the duration and severity of the impairment; the Company’s ability and intent to hold security investments until they recover in value (as well as the likelihood of such a recovery in the near term); the Company’s intent to sell security investments; and whether it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.

(d)	Loans Receivable, Net
Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs, net purchase accounting adjustments and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on purchased loans and net loan origination fees and costs are deferred and amortized to interest income over the estimated life of the loan as an adjustment to yield.
The allowance for loan losses is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the Company’s past loan loss experience (using the appropriate look-back and loss emergence periods), known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgments and information available to them at the time of their examinations.
A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. The accrual of income on loans is discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited is reversed. Interest income on non-accrual loans and impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. A loan is returned to accrual status when all amounts due have been received and the remaining principal is deemed collectible. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans over $1.0 million outstanding balance if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.
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

(e)	Loans Held-for-Sale
Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

(f)	Stock in the Federal Home Loan Bank
The Bank, as a member of the Federal Home Loan Bank of New York (FHLB), is required to hold shares of capital stock of the FHLB based on our activities, primarily our outstanding borrowings, with the FHLB. The stock is carried at cost, less any impairment.

(g)	Office Properties and Equipment, Net
Land is carried at cost. Office buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Office buildings and furniture, fixtures and equipment are depreciated using an accelerated basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the lives of the assets, whichever is shorter.

(h)	Bank Owned Life Insurance
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $155.8 million at December 31, 2014 and $144.9 million at December 31, 2013 and a claims stabilization reserve of $5.8 million at December 31, 2014 and $7.9 million at December 31, 2013. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2014 and 2013.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2014, the carrying amount of our goodwill totaled $77.6 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2014, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated mortgage servicing rights (“MSR”) is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.
Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds it implied fair value.

(j)	Other Real Estate Owned
Real estate owned (REO) consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated selling costs, based on independent appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.

(k)	Borrowed Funds
    Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non residential mortgage portfolios as well as qualified investment securities.
The Bank also enters into sales of securities under agreements to repurchase with selected brokers and the FHLB. The securities underlying the agreements are delivered to the counterparty who agrees to resell to the Bank the identical securities at the maturity or call of the agreement. These agreements are recorded as financing transactions, as the Bank maintains effective control over the transferred securities, and no gain or loss is recognized. The dollar amount of the securities underlying the agreements continues to be carried in the Bank’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated balance sheets.

(l)	Income Taxes
The Company records income taxes in accordance with Accounting Standard Codification (ASC) 740 “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

(m)	Employee Benefits
The Company has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Company participates in a multiemployer plan. Costs of the pension plan are based on the contributions required to be made to the plan.
The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to certain employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by participants and recognizes expense as its contributions are made.
The employee stock ownership plan (ESOP) is accounted for in accordance with the provisions of Statement ASC 718-40, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants.
The Company recognizes the grant-date fair value of stock based awards issued to employees as compensation cost in the statement of income. Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods. The fair value of stock based awards is based on the closing price market value as reported on the NASDAQ Stock Market on the grant date.

(n)	Earnings Per Share
Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.
Diluted EPS is computed using the same method as basic EPS, but includes the effect of all potentially dilutive common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

2.     Stock Transactions
Stock Offering
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp completed its initial public stock offering on October 11, 2005 selling 131,649,089 shares, or 43.74% of its outstanding common stock, to subscribers in the offering, including 10,847,883 shares purchased by Investors Bank Employee Stock Ownership Plan. Upon completion of the initial public offering, Investors Bancorp, MHC, a New Jersey chartered mutual holding company held 165,353,151 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, the Company contributed $5.2 million in cash and issued 3,949,473 shares of common stock, or 1.32% of its outstanding shares, to Investors Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million. Net proceeds from the initial offering were $509.7 million. The Company contributed $255.0 million of the net proceeds to the Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor under the name Investors

Bancorp, Inc. The second step conversion was completed May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC are immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.
Stock Repurchase Programs
On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 9,885,133 shares. Under the stock repurchase programs, shares of the Company’s common stock could be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. In connection with the second step conversion completed on May 7, 2014, the existing stock repurchase plan was terminated. Under applicable federal regulations, the Company is not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from, the Federal Reserve Board.
During the year ended December 31, 2014 , prior to the second step conversion, the Company purchased 1,295,193 shares at a cost of $13.5 million, or approximately $10.44 per share. The second step conversion on May 7, 2014 resulted in the accelerated vesting of all outstanding stock awards. The withholding of shares for payments of taxes with respect to these awards resulted in the purchase of 1,101,694 shares. The remaining shares are held for general corporate use.
During the year ended December 31, 2013, the Company purchased 212,221 shares at a cost of $1.5 million, or approximately $7.21 per share. Of the share purchased through December 31, 2013, 8,710,037 shares were allocated to fund the restricted stock portion of the Company's 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
Cash Dividend
On September 28, 2012, the Company declared its first quarterly cash dividend of $0.02 per share. It was the first dividend since completing its initial public stock offering in October 2005. Since declaring this dividend, the Company has paid a dividend to stockholders in each subsequent quarter.

3.    Business Combinations
On January 10, 2014, the Company completed its acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank ("Gateway"), which operated 4 branches in Gloucester County, New Jersey. After the purchase accounting adjustments, the Company added $254.7 million in customer deposits and acquired $195.1 million in loans. This transaction generated $1.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by FASB ASC 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The acquisition resulted in a bargain purchase gain of $1.5 million, net of tax. In conjunction with the acquisition, Investors Bancorp issued 1,945,079 shares to Investors Bancorp, MHC which was determined using the closing average twenty day stock price of Investors Bancorp's common stock. GCF Bank was merged into the Bank as of the acquisition date.

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

On December 6, 2013, the Company completed the acquisition of Roma Financial Corporation ("Roma Financial") which operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey. After the purchase accounting adjustments, the Company added $1.34 billion in customer deposits and acquired $991.0 million in loans. This transaction generated $8.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. In connection with the acquisition, the Company issued 66,089,974 shares of its common stock, of which 16,255,845 shares went to Roma's public stockholders and 49,834,129 shares were issued to Investors Bancorp MHC. The purchase price for Roma Financial was determined using the exchange ratio of 0.8653 stated in the merger agreement and the closing stock price on December 6, 2013 of Investors Bancorp's common shares issued to and held by Investors Bancorp. The value assigned to the Roma MHC is based on the exchange ratio of 0.8653 and the difference of the appraised value of the Roma Financial Corporation franchise less the value given to the public stockholders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Roma, net of cash consideration paid:

At December 6, 2013
(In millions)
Cash and cash equivalents, net	$118.2
Securities available-for-sale	382.0
Securities held to maturity	13.6
Loans receivable	991.0
Accrued interest receivable	3.8
Other real estate owned	5.3
Office properties and equipment, net	29.9
Goodwill	0.3
Intangible assets	9.5
Other assets	78.3
Total assets acquired	1,631.9
Deposits	(1,341.2)
Borrowed funds	(92.1)
Other liabilities	(19.5)
Total liabilities assumed	$(1,452.8)
Net assets acquired	$179.1
The purchase accounting for the Roma Financial transaction is complete and reflected in the table above and in our consolidated financial statements.

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
Securities. The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 inputs. The prices for these instruments are based upon sales of the securities shortly after the acquisition date.  Investment securities classified as Held to Maturity were valued using a combination of Level 1and Level 2 inputs.  The Company reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Deposits / Core Deposit Premium. Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition.  The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and is valued utilizing Level 1 inputs.
Certificates of deposit (time deposits) are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition.  The fair value of certificates of deposits represents the present value of the certificates' expected contractual payments discounted by market rates for similar CDs and is valued utilizing Level 2 inputs.
Borrowed Funds. The present value approach was used to determine the fair value of the borrowed funds acquired during 2014 and 2013.  The fair value of the liability represents the present value of the expected payments using the current rate of a replacement borrowing of the same type and remaining term to maturity and is valued utilizing Level 2 inputs.

4.	Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At December 31, 2014
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$6,887	1,636	—	8,523
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	503,268	5,023	1,008	507,283
Federal National Mortgage Association	675,535	7,641	1,184	681,992
Government National Mortgage Association	125	1	—	126
Total mortgage-backed securities available-for-sale	1,178,928	12,665	2,192	1,189,401
Total available-for-sale securities	$1,185,815	14,301	2,192	1,197,924

	At December 31, 2014
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,388	—	4,388	15	—	4,403
Municipal bonds	24,320	—	24,320	1,001	—	25,321
Corporate and other debt securities	58,487	(25,047)	33,440	32,163	367	65,236
Total debt securities held-to-maturity	87,195	(25,047)	62,148	33,179	367	94,960
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	504,407	(3,770)	500,637	3,561	1,878	502,320
Federal National Mortgage Association	978,261	(3,885)	974,376	11,629	1,218	984,787
Government National Mortgage Association	27,136	—	27,136	—	20	27,116
Federal Housing Authorities	182	—	182	—	—	182
Total mortgage-backed securities held-to-maturity	1,509,986	(7,655)	1,502,331	15,190	3,116	1,514,405
Total held-to-maturity securities	$1,597,181	(32,702)	1,564,479	48,369	3,483	1,609,365

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
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

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.
During the year ended December 31, 2013, the Company transferred $524.0 million previously-designated available-for-sale to a held-to-maturity designation at fair value. In accordance with ASC 320, Investments - Debt and Equity Securities, the Company is required at each balance sheet date to reassess the classification of each security held. The reclassification is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had a net loss of $12.2 million at time of transfer that is reflected in accumulated other comprehensive loss on the consolidated balance sheet. This loss is being amortized over the life of the securities.

In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. Upon evaluation of the impact of the Volcker Rule, the Company reclassified a trust preferred security with a fair value of $670,000 from held-to maturity to available for sale as the Company was required to sell this security. The security was in an unrealized gain position at the time of transfer and was subsequently sold in 2014.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013, was as follows:

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$76,525	426	60,394	582	136,919	1,008
Federal National Mortgage Association	67,017	50	52,519	1,134	119,536	1,184
Total mortgage-backed securities available-for-sale	143,542	476	112,913	1,716	256,455	2,192
Total available-for-sale securities	$143,542	476	112,913	1,716	256,455	2,192
Held-to-maturity:
Debt securities:
Corporate and other debt securities	$674	40	233	327	907	367
Total debt securities held-to-maturity	674	40	233	327	907	367
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	199,962	1,043	47,892	835	247,854	1,878
Federal National Mortgage Association	145,520	371	37,517	847	183,037	1,218
Government National Mortgage Association	27,116	20	—	—	27,116	20
Total mortgage-backed securities held-to-maturity	372,598	1,434	85,409	1,682	458,007	3,116
Total held-to-maturity securities	$373,272	1,474	85,642	2,009	458,914	3,483
Total	$516,814	1,950	198,555	3,725	715,369	5,675

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$506	19	—	—	506	19
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	164,306	3,843	—	—	164,306	3,843
Federal National Mortgage Association	210,493	3,855	—	—	210,493	3,855
Total mortgage-backed securities available-for-sale	374,799	7,698	—	—	374,799	7,698
Total available-for-sale securities	375,305	7,717	—	—	375,305	7,717
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,524	18	—	—	4,524	18
Corporate and other debt securities	2,391	645	376	747	2,767	1,392
Total debt securities held-to-maturity	6,915	663	376	747	7,291	1,410
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	245,491	6,989	20,871	657	266,362	7,646
Federal National Mortgage Association	390,750	9,147	4,454	256	395,204	9,403
Total mortgage-backed securities held-to-maturity	636,241	16,136	25,325	913	661,566	17,049
Total held-to-maturity securities	$643,156	16,799	25,701	1,660	668,857	18,459
Total	$1,018,461	24,516	25,701	1,660	1,044,162	26,176
The majority of the gross unrealized losses relate to our mortgage-backed-security portfolio which are issued by U.S. Government Sponsored Enterprises. The fair value of these securities have been positively impacted by the recent decrease in intermediate-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 34 pooled trust preferred securities (“TruPS”), principally issued by banks. In December 2013, one TruP security was entirely liquidated. The Company had previously recorded an OTTI charge on the income statement on this security in 2008. The remaining book value at liquidation was approximately $68,000. At December 31, 2014, the amortized cost and estimated fair values of the trust preferred portfolio was $33.4 million and $65.2 million, respectively with 2 of the securities in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt security in an unrealized loss position before the recovery of its amortized cost basis or maturity.
The following table summarizes the Company’s pooled trust preferred securities as of December 31, 2014 excluding one trust preferred security for which the Company previously recorded a net other-than-temporary impairment charge which resulted in a zero net book balance for the security. At December 31, 2014, the security had a fair value of $48,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$338.3	$523.1	$184.8	31	11.80%	6.70%	—%	Caa3 / C
Alesco PF III	B1	849.7	1,763.5	913.8	31	11.10%	8.80%	—%	Ca / C
Alesco PF III	B2	340.0	705.4	365.4	31	11.10%	8.80%	—%	Ca / C
Alesco PF IV	B1	416.9	702.8	285.9	38	1.20%	9.60%	—%	C / C
Alesco PF VI	C2	757.3	1,593.5	836.2	43	7.80%	12.40%	—%	Ca / C
MM Comm III	B	156.4	3,205.5	3,049.1	5	30.00%	8.60%	12.80%	Ba1 / BB
MMCaps XVII	C1	1,708.4	2,197.3	488.9	33	13.00%	7.40%	—%	Caa1 / C
MMCaps XIX	C	559.9	232.5	(327.4)	35	24.90%	8.90%	—%	C / C
Tpref I	B	1,595.5	2,164.3	568.8	6	54.20%	8.80%	—%	Ca / WD
Tpref II	B	4,262.8	5,203.7	940.9	17	34.90%	11.20%	—%	Caa3 / C
US Cap I	B2	943.8	1,974.3	1,030.5	30	10.50%	7.20%	—%	B3 / C
US Cap I	B1	2,813.5	5,922.9	3,109.4	30	10.50%	7.20%	—%	B3 / C
US Cap II	B1	1,474.9	2,879.5	1,404.6	35	15.60%	8.30%	—%	B3 / C
US Cap III	B1	1,908.0	2,738.2	830.2	30	16.00%	9.60%	—%	Caa2 / C
Trapeza XII	C1	1,844.6	3,583.4	1,738.8	34	22.40%	9.80%	—%	C / C
Trapeza XIII	C1	2,007.7	3,886.0	1,878.3	49	16.70%	9.70%	—%	Ca / CC
Pretsl XXIII	A1	474.4	1,436.8	962.4	71	19.90%	11.70%	31.40%	A1 / A
Pretsl XXIV	A1	1,694.8	4,320.1	2,625.3	60	28.80%	13.70%	24.80%	A3 / BBB
Pretsl IV	Mez	149.7	221.0	71.3	6	18.00%	7.30%	19.00%	B1 / BB
Pretsl V	Mez	17.4	26.6	9.2	—	65.50%	—%	—%	C / WD
Pretsl VII	Mez	458.0	1,954.8	1,496.8	12	47.80%	9.90%	—%	Ca / WD
Pretsl XV	B1	942.0	2,108.5	1,166.5	57	11.60%	13.10%	—%	Caa3 / C
Pretsl XVII	C	778.8	1,611.0	832.2	39	19.00%	14.80%	—%	C / CC
Pretsl XVIII	C	1,700.9	2,885.6	1,184.7	54	22.80%	9.60%	—%	Ca / C
Pretsl XIX	C	752.0	1,452.6	700.6	51	5.20%	14.60%	—%	C / C
Pretsl XX	C	431.7	920.1	488.4	46	17.30%	13.80%	—%	Ca / C
Pretsl XXI	C1	1,016.8	3,022.5	2,005.7	51	19.40%	11.40%	—%	Ca / C
Pretsl XXIII	A-FP	685.6	2,094.6	1,409.0	93	20.30%	12.70%	18.30%	Aa2 / BBB
Pretsl XXIV	C1	713.6	673.7	(39.9)	60	28.80%	13.70%	—%	C / C
Pretsl XXV	C1	463.0	937.6	474.6	53	25.70%	12.50%	—%	C / C
Pretsl XXVI	C1	553.9	1,143.8	589.9	55	24.70%	12.00%	—%	C / C
Pref Pretsl IX	B2	405.3	720.8	315.5	28	25.20%	9.00%	—%	B3 / C
Pretsl X	C2	224.8	381.4	156.6	33	26.40%	10.90%	—%	Caa1 / C
		$33,440.4	$65,187.4	$31,747.0

(1)	At December 31, 2014, current deferrals and defaults as a percent of collateral ranged from 1.2% to 65.5%.

(2)	At December 31, 2014, expected deferrals and defaults as a percent of remaining collateral ranged from 0.0% to 22.4%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years; with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity, are shown below.

	December 31, 2014
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$19,100	19,100
Due after one year through five years	4,603	4,618
Due after five years through ten years	—	—
Due after ten years	38,445	71,242
Total	$62,148	94,960
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At December 31, 2014, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the period ended December 31, 2014. At December 31, 2013, the discounted cash flow projected for one of the Company's pooled trust preferred securities fell below its adjusted book value. Based on the review of underlying collateral, the credit of this security continued to deteriorate and therefore the Company recorded net other-than-temporary impairment ("OTTI") charge of $977,000 for the year ended December 31, 2013. At December 31, 2014, the security had a fair value of $48,000. At December 31, 2014, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $25.0 million ($14.8 million after-tax) and is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance of credit related OTTI, beginning of period	$112,235	114,514	117,003
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	977	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(3,418)	(3,256)	(2,489)
Balance of credit related OTTI, end of period	$108,817	112,235	114,514

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2014, the Company recognized net gains on available-for-sale securities of $619,000, of which $145,000 were related to capital distributions of equity securities from the available-for-sale portfolio. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security for the year ended December 31, 2014, resulting in gross realized gains of $474,000.
For the year ended December 31, 2014 total proceeds of securities from the held-to-maturities portfolio were $19.5 million, which resulted in gross realized gains of $927,000. For the year ended December 31, 2014, sales of mortgage back securities from the held-to-maturity portfolio, which had a book value of $18.3 million resulted in gross realized gains of $877,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. In addition, for the year ended December 31, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the year ended December 31, 2014 there were no losses recognized.
For the year ended December 31, 2013, proceeds from sales of securities from available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 of gross realized losses as well as $88,600 of net gains on capital distributions of equity securities. In addition, at December 31, 2013 the Company recognized a net other-than-temporary charge of $977,000 for one of the pooled trust preferred security falling below its adjusted book value. There were no sales from the held-to-maturity portfolio for the year ended December 31, 2013.
For the year ended December 31, 2012, proceeds from sales of securities from available-for-sale portfolio were $216.8 million, which resulted in gross realized gains of $176,000 and no gross realized losses. Included in the sales proceeds for the year ended December 31, 2012 were $166.8 million that were acquired from Brooklyn Federal. In addition, the Company realized a $42,000 loss on capital distributions of equity securities during the year ended December 31, 2012.
For the year ended December 31, 2012 proceeds from sales of securities from held-to-maturities portfolio were $14.9 million, which resulted in gross realized gains of $193,000 and gross realized losses of $53,000. Sales from the held-to-maturity portfolio, which had a book value of $14.9 million, met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio.

5.	Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2014 and December 31, 2013 was as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Multi-family loans	$5,048,477	3,985,517
Commercial real estate loans	3,139,824	2,485,937
Commercial and industrial loans	544,402	265,836
Construction loans	143,664	194,542
Total commercial loans	8,876,367	6,931,832
Residential mortgage loans	5,764,896	5,692,810
Consumer and other loans	440,500	403,929
Total loans excluding PCI loans	15,081,763	13,028,571
PCI loans	17,789	36,047
Net unamortized premiums and deferred loan costs (1)	(11,698)	(8,146)
Allowance for loan losses	(200,284)	(173,928)
Net loans	$14,887,570	12,882,544
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Roma Financial acquisition as of December 6, 2013:

December 6, 2013
(In thousands)
Contractually required principal and interest	$46,231
Contractual cash flows not expected to be collected (non-accretable difference)	(16,441)
Expected cash flows to be collected	29,790
Interest component of expected cash flows (accretable yield)	(3,425)
Fair value of acquired loans	$26,365

The following table presents changes in the accretable yield for PCI loans during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$4,154	1,457
Acquisitions	216	3,425
Accretion (1)	(3,399)	(728)
Net reclassification from non-accretable difference	—	—
Balance, end of period	$971	4,154
(1) Includes the removal of $1.9 million accretable mark on PCI loans sold during the year ended December 31, 2014. This transfer had no impact on income for the year ended December 31, 2014.

An analysis of the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of the period	$173,928	142,172	117,242
Loans charged off	(18,244)	(22,610)	(44,150)
Recoveries	7,100	3,866	4,080
Net charge-offs	(11,144)	(18,744)	(40,070)
Provision for loan losses	37,500	50,500	65,000
Balance at end of the period	$200,284	173,928	142,172
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the year ended December 31, 2014, the Company recorded charge offs related to PCI loans acquired of $1.5 million.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate as adjustable rate loans are subject to more credit risk if interest rates rise. We also analyze historical loss experience (using the appropriate look-back and loss emergence periods), delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis applies loss factors based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first fully or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio qualify that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. This evaluation is based on peer and market data but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The results of this quarterly process are reviewed and approved by management through the Allowance for Loan Loss Committee. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2014 and 2013:

	December 31, 2014
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928
Charge-offs	(323)	(6,147)	(2,447)	(640)	(7,715)	(972)	—	(18,244)
Recoveries	3,784	201	516	799	1,783	17	—	7,100
Provision	25,583	3,319	13,417	(2,618)	2,108	2,141	(6,450)	37,500
Ending balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Individually evaluated for impairment	$—	274	—	—	1,865	—	—	2,139
Collectively evaluated for impairment	71,147	43,756	20,759	6,488	46,071	3,347	6,577	198,145
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Loans:
Individually evaluated for impairment	$4,111	22,995	3,310	6,798	23,285	—	—	60,499
Collectively evaluated for impairment	5,044,366	3,116,829	541,092	136,866	5,741,611	440,500	—	15,021,264
Loans acquired with deteriorated credit quality	637	7,329	56	4,732	4,581	454	—	17,789
Balance at December 31, 2014	$5,049,114	3,147,153	544,458	148,396	5,769,477	440,954	—	15,099,552

	December 31, 2013
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$29,853	33,347	4,094	16,062	45,369	2,086	11,361	142,172
Charge-offs	(1,266)	(1,101)	(516)	(3,424)	(15,508)	(795)	—	(22,610)
Recoveries	219	65	604	315	2,528	135	—	3,866
Provision	13,297	14,346	5,091	(4,006)	19,371	735	1,666	50,500
Ending balance-December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928

Individually evaluated for impairment	$—	—	—	—	2,066	—	—	2,066
Collectively evaluated for impairment	42,103	46,657	9,273	8,947	49,694	2,161	13,027	171,862
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928

Loans:
Individually evaluated for impairment	$15,313	11,713	1,612	17,037	20,987	—	—	66,662
Collectively evaluated for impairment	3,970,204	2,474,224	264,224	177,505	5,671,823	403,929	—	12,961,909
Loans acquired with deteriorated credit quality	691	19,390	2,586	7,719	5,541	120	—	36,047
Balance at December 31, 2013	$3,986,208	2,505,327	268,422	202,261	5,698,351	404,049	—	13,064,618
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
The following tables present the risk category of loans as of December 31, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$4,958,045	62,886	27,546	—	—	5,048,477
Commercial real estate	3,034,609	29,248	75,967	—	—	3,139,824
Commercial and industrial	515,395	20,321	8,686	—	—	544,402
Construction	136,584	2,075	5,005	—	—	143,664
Total commercial loans	8,644,633	114,530	117,204	—	—	8,876,367
Residential mortgage	5,641,190	29,710	93,996	—	—	5,764,896
Consumer and other	433,968	2,339	4,193	—	—	440,500
Total	$14,719,791	146,579	215,393	—	—	15,081,763

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$3,919,808	49,199	16,510	—	—	3,985,517
Commercial real estate	2,389,086	23,739	73,112	—	—	2,485,937
Commercial and industrial	247,983	7,540	10,313	—	—	265,836
Construction	158,576	7,847	28,119	—	—	194,542
Total commercial loans	6,715,453	88,325	128,054	—	—	6,931,832
Residential mortgage	5,584,728	23,252	84,830	—	—	5,692,810
Consumer and other	400,890	1,065	1,974	—	—	403,929
Total	$12,701,071	112,642	214,858	—	—	13,028,571

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2014 and December 31, 2013 by class of loans excluding PCI loans:

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$698	239	2,989	3,926	5,044,551	5,048,477
Commercial real estate	6,566	778	13,940	21,284	3,118,540	3,139,824
Commercial and industrial	792	395	2,903	4,090	540,312	544,402
Construction	—	—	4,345	4,345	139,319	143,664
Total commercial loans	8,056	1,412	24,177	33,645	8,842,722	8,876,367
Residential mortgage	23,712	8,900	75,610	108,222	5,656,674	5,764,896
Consumer and other	1,334	1,006	4,211	6,551	433,949	440,500
Total	$33,102	11,318	103,998	148,418	14,933,345	15,081,763

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$1,408	218	3,588	5,214	3,980,303	3,985,517
Commercial real estate	16,380	10,247	2,091	28,718	2,457,219	2,485,937
Commercial and industrial	5,871	287	775	6,933	258,903	265,836
Construction	302	527	16,181	17,010	177,532	194,542
Total commercial loans	23,961	11,279	22,635	57,875	6,873,957	6,931,832
Residential mortgage	17,779	7,358	66,079	91,216	5,601,594	5,692,810
Consumer and other	897	168	1,973	3,038	400,891	403,929
Total	$42,637	18,805	90,687	152,129	12,876,442	13,028,571
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	December 31, 2014		December 31, 2013
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Multi-family	2	$2,989	5	$5,905
Commercial real estate	36	13,940	12	2,711
Commercial and industrial	11	2,903	4	1,281
Construction	7	4,345	18	16,181
Total commercial loans	56	24,177	39	26,078
Residential and consumer	406	84,182	304	74,282
Total non-accrual loans	462	$108,359	343	$100,360
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2014, these loans are comprised of 5 residential TDR loans totaling $1.5 million. There were 10 residential TDR loans totaling $2.9 million which were also 30-89 days delinquent and classified as non-accrual. As of December 31, 2013, these loans are comprised of 1 multi-family TDR loan for $2.3 million, 1 commercial real estate TDR loan for $620,000, 1 commercial and industrial TDR loan for $506,000 and 14 residential TDR loans totaling $4.6 million. There were 5 residential TDR loans totaling $1.6 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2014, PCI loans with a carrying value of $17.8 million included $9.2 million of which were current and $8.6 million of which were 90 days or more delinquent. As of December 31, 2013, PCI loans with a carrying value of $36.0 million included $19.6 million of which were current and $16.4 million of which were 90 days or more delinquent.
At December 31, 2014 and 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $60.5 million and $66.7 million, respectively, with allocations of the allowance for loan losses of $2.1 million for both periods. During the years ended December 31, 2014 and 2013, interest income received and recognized on these loans totaled $2.5 million and $2.4 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of December 31, 2014 and
December 31, 2013:

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$4,111	7,846	—	4,746	135
Commercial real estate	19,901	23,601	—	17,056	879
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	34,120	44,049	—	37,396	1,576
Residential mortgage	6,755	8,830	—	6,606	370
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	3,094	4,760	274	3,106	72
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	3,094	4,760	274	3,106	72
Residential mortgage	16,530	16,882	1,865	16,547	507
Total:
Multi-family	4,111	7,846	—	4,746	135
Commercial real estate	22,995	28,361	274	20,162	951
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	37,214	48,809	274	40,502	1,648
Residential mortgage	23,285	25,712	1,865	23,153	877
Total impaired loans	$60,499	74,521	2,139	63,655	2,525

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Commercial and industrial	1,612	1,612	—	1,490	105
Construction	17,037	26,642	—	19,157	198
Total commercial loans	45,675	69,158	—	47,590	1,410
Residential mortgage	3,924	5,607	—	3,330	190
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage	17,063	17,457	2,066	15,880	753
Total:
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Commercial and industrial	1,612	1,612	—	1,490	105
Construction	17,037	26,642	—	19,157	198
Total commercial loans	45,675	69,158	—	47,590	1,410
Residential mortgage	20,987	23,064	2,066	19,210	943
Total impaired loans	$66,662	92,222	2,066	66,800	2,353
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
Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. Restructured loans remain on non accrual status until there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following tables present the total troubled debt restructured loans at December 31, 2014 and December 31, 2013 excluding PCI loans:

	December 31, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	2	$1,122	—	$—	2	$1,122
Commercial real estate	8	15,250	1	3,197	9	18,447
Commercial and industrial	2	1,381	—	—	2	1,381
Construction	2	3,066	—	—	2	3,066
Total commercial loans	14	20,819	1	3,197	15	24,016
Residential mortgage	41	14,805	29	8,456	70	23,261
Total	55	$35,624	30	$11,653	85	$47,277

	December 31, 2013
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	4	$9,844	1	$2,317	5	$12,161
Commercial real estate	7	11,093	1	620	8	11,713
Commercial and industrial	1	1,106	1	506	2	1,612
Construction	3	4,552	—	—	3	4,552
Total commercial loans	15	26,595	3	3,443	18	30,038
Residential mortgage	35	12,975	26	8,021	61	20,996
Total	50	$39,570	29	$11,464	79	$51,034

The following table presents information about troubled debt restructurings that occurred during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014			2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Multi-family	—	$—	$—	5	$20,677	$13,060
Commercial real estate	3	10,657	7,657	4	5,080	4,679
Commercial and industrial	—	—	—	1	521	521
Total commercial loans	3	10,657	7,657	10	26,278	18,260
Residential mortgage	11	3,217	3,217	23	10,031	9,463

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $3.0 million and $1.6 million in charges-offs for collateral dependant TDRs during the years ended December 31, 2014 and 2013. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.1 million for both periods at December 31, 2014 and 2013, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. As of December 31, 2014 and December 31, 2013, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014			2013
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Multi-family	—	—%	—%	5	7.66%	3.79%
Commercial real estate	3	6.59	5.75	4	7.29	5.41
Commercial and industrial	—	—	—	1	6.00	4.00
Total commercial loans	3	6.59	5.75	10	7.57	4.07
Residential mortgage	11	5.35	3.90	23	5.05	3.33
There were no loans modified as TDRs for which there was a payment default in the 12 months prior to December 31, 2014. Loans modified as TDRs in the previous 12 months to December 31, 2013, for which there was a payment default consisted of two residential loans with a recorded investment of $763,000 at December 31, 2013.

Loan Sales
For the year ended December 31, 2014, the Company sold $32.4 million of non-performing and PCI loans previously transferred to held for sale. The sale resulted in a net gain of approximately $552,000.
For the year ended December 31, 2013, the Company sold $14.9 million of non-performing residential loans and one construction loan for $8.2 million. There was no gain or loss associated with any of the sales, as the loans were previously written down to estimated fair value.

6. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Land	$21,862	12,728
Office buildings	78,808	73,770
Leasehold improvements	66,857	44,587
Furniture, fixtures and equipment	68,420	54,610
Construction in process	17,121	24,299
	253,068	209,994
Less accumulated depreciation and amortization	92,169	71,889
	$160,899	138,105
Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $13.2 million, $8.5 million and $7.2 million, respectively.

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill at December 31, 2014 and December 31, 2013 was approximately $77.6 million.

The following table summarizes other intangible assets as of December 31, 2014 and December 31, 2013:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2014
Mortgage Servicing Rights	$23,925	(9,543)	(121)	14,261
Core Deposit Premiums	25,058	(10,375)	—	14,683
Other	300	(110)	—	190
Total other intangible assets	$49,283	(20,028)	(121)	29,134

December 31, 2013
Mortgage Servicing Rights	$26,075	(11,292)	(81)	14,702
Core Deposit Premiums	23,205	(6,569)	—	16,636
Other	300	(80)	—	220
Total other intangible assets	$49,580	(17,941)	(81)	31,558

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. During 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.59 billion and $1.71 billion at December 31, 2014 and December 31, 2013 respectively, all of which relate to residential mortgage loans. At December 31, 2014 and 2013, the servicing asset, included in intangible assets, had an estimated fair value of $14.3 million and $14.7 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.17%, a weighted average constant prepayment rate on mortgages of 11.22% and a weighted average life of 6.5 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the year ended December 31, 2014, the Company recorded $1.9 million in core deposit premiums resulting from the acquisition of Gateway Financial in January 2014.
The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2015	$415	$3,351	$30
2016	433	2,900	30
2017	450	2,441	30
2018	467	1,983	30
2019	484	1,524	30

8. Deposits
Deposits are summarized as follows:

	December 31,
	2014			2013
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Checking accounts	0.20%	$3,892,839	31.98%	0.17%	$3,163,250	29.50%
Money market deposits	0.71%	3,390,238	27.85%	0.34%	1,958,982	18.28%
Savings	0.27%	2,318,911	19.05%	0.28%	2,212,034	20.64%
Total transaction accounts	0.40%	9,601,988	78.88%	0.25%	7,334,266	68.42%
Certificates of deposit	1.00%	2,570,338	21.12%	0.83%	3,384,545	31.58%
Total Deposits	0.53%	$12,172,326	100.00%	0.43%	$10,718,811	100.00%

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2014	2013
	(In thousands)
Within one year	$1,450,655	2,170,493
One to two years	660,523	552,127
Two to three years	278,190	376,172
Three to four years	74,526	179,774
After four years	106,444	105,979
	$2,570,338	3,384,545
The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.19 billion and $1.58 billion at December 31, 2014 and December 31, 2013.

Interest expense on deposits consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Checking accounts	$8,755	6,245	6,586
Money market deposits	13,664	7,537	7,937
Savings	6,639	6,320	7,859
Certificates of deposit	30,148	29,867	41,200
Total	$59,206	49,969	63,582

9. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2014		2013
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$25,071	3.90%	$23,000	3.90%
Other brokers	142,847	2.00%	244,681	1.35%
Total funds borrowed under repurchase agreements	167,918	2.28%	267,681	1.60%
Other borrowed funds:
FHLB advances	2,598,186	2.24%	3,094,494	1.83%
Other	—	—	5,099	1.91%
Total other borrowed funds:	2,598,186	2.24%	3,099,593	1.83%
Total borrowed funds	$2,766,104	2.24%	$3,367,274	1.81%

Borrowed funds had scheduled maturities as follows:

	December 31,
	2014		2013
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Within one year	$576,250	2.03%	$1,214,204	0.64%
One to two years	325,000	2.79%	311,500	3.49%
Two to three years	250,071	3.00%	325,000	2.79%
Three to four years	763,597	2.22%	250,730	3.01%
Four to five years	444,994	1.78%	714,246	2.26%
After five years	406,192	2.18%	551,594	1.73%
Total borrowed funds	$2,766,104	2.24%	$3,367,274	1.81%
Mortgage-backed securities have been sold, subject to repurchase agreements, to the FHLB and various brokers. Mortgage-backed securities sold, subject to repurchase agreements, are held by the FHLB for the benefit of the Company. Repurchase agreements require repurchase of the identical securities. Whole mortgage loans have been pledged to the FHLB as collateral for advances, but are held by the Company.
The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$195,890	325,392
Total amortized cost of collateral	$195,890	325,392
Fair value of collateral:
Mortgage-backed securities	$198,502	322,563
Total fair value of collateral	$198,502	322,563

During the years ended December 31, 2014, 2013 and 2012, the maximum month-end balance of the repurchase agreements was $261.2 million, $267.7 million and $250.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2014, 2013 and 2012 was $192.9 million, $165.4 million and $156.1 million, respectively, and the average interest rate was 2.02%, 1.50% and 3.93%, respectively.
At December 31, 2014, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2014, our borrowing capacity at the FHLB was $7.37 billion, of which the Company had outstanding borrowings of $2.62 billion and outstanding letters of credit of $2.03 billion. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $100.0 million, of which no balance was outstanding at December 31, 2014.

10. Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current tax expense:
Federal	$77,029	76,692	62,331
State	7,508	7,881	4,491
	84,537	84,573	66,822
Deferred tax (benefit) expense:
Federal	(3,846)	(16,887)	(11,331)
State	(5,940)	(3,931)	592
	(9,786)	(20,818)	(10,739)
Total income tax expense	$74,751	63,755	56,083

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
“Expected” federal income tax expense	$72,265	61,525	50,698
State tax, net	1,019	2,567	3,304
Bank owned life insurance	(1,628)	(1,014)	(972)
Expiration of loss carryforward	—	645	2
Change in valuation allowance for federal deferred tax assets	—	(645)	(2)
ESOP fair market value adjustment	349	538	295
Non-deductible compensation	3,334	411	454
Non-deductible acquisition related expenses	—	297	866
Expiration of stock options	2	—	1,267
Other	(590)	(569)	171
Total income tax expense	$74,751	63,755	56,083

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax asset:
Employee benefits	$30,832	25,882
Deferred compensation	1,332	1,265
Premises and equipment	1,532	—
Allowance for loan losses	79,255	67,135
Net unrealized loss on securities	9,101	14,631
Net other than temporary impairment loss on securities	44,225	44,945
ESOP	2,921	2,279
Allowance for delinquent interest	12,379	18,340
Fair value adjustments related to acquisitions	38,309	38,131
Charitable contribution carryforward	5,685	—
Loan origination costs	10,821	9,130
Other	1,969	1,131
Gross deferred tax asset	238,361	222,869
Valuation allowance	(346)	—
	238,015	222,869
Deferred tax liability:
Intangible assets	251	381
Mortgage servicing rights	5,866	5,692
Premises and equipment	—	590
Gross deferred tax liability	6,117	6,663
Net deferred tax asset	$231,898	216,206

A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized.
In connection with the Company’s second step conversion, a $20.0 million charitable contribution was made to Investors Charitable Foundation. $10.0 million was made in cash at the Bank level, and is expected to be fully realized based on the Bank’s future taxable income. The remaining $10.0 million contribution was made by Investors Bancorp, Inc., and based on the standalone future state taxable income at the Bancorp level, a valuation allowance of $346,000 was established as of December 31, 2014 for the portion of the state tax benefit related to the contribution that is not more likely than not to be realized.
With the exception of the valuation allowance on the charitable contribution noted above, based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the remaining deferred tax asset. At December 31, 2013, the Company did not have a valuation allowance.
On May 7, 2014, the Company completed its second step conversion. The new consolidated group resulting from the second step has the ability to carry back claims normally allowed under federal tax law to the old consolidated group.
Retained earnings at December 31, 2014 included approximately $45.2 million for which deferred income taxes of approximately $18.5 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2014 and 2013.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey and New York. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2010. At December 31, 2014, Investors Bank, a subsidiary of the Company, is being audited by the State of New Jersey for tax years 2010 through 2013 as well as the State of New York for tax years 2010 through 2012. The Company is also under audit by the IRS and City of New York in relation to acquired entities.

11. Benefit Plans

Defined Benefit Pension Plan
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.
The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.
The funded status (fair value of plan assets divided by funding target) as of July 1, 2014 and 2013 was 107.60% and 98.38%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2014.

The Company’s required contribution and pension cost was $5.3 million, $5.9 million and $5.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. The accrued pension liability was $672,000 and $247,000 million at December 31, 2014 and 2013, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan. The Company's expected contribution for the 2015 year is approximately $6.0 million.

In connection with the acquisition of Roma Financial on December 6, 2013, the Company assumed their defined benefit pension plan. In September 2014, the Company received approval from the IRS to approve the termination of the plan, which was effective upon the closing of the acquisition on December 6, 2013. The unfunded status was fully accrued for as of December 31, 2014.

SERP, Directors’ Plan and Other Postretirement Benefits Plan
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

The following table sets forth information regarding the SERP and the directors’ defined benefit plan:

	December 31,
	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$29,152	25,526
Service cost	2,319	1,799
Interest cost	1,322	908
Loss due to change in mortality assumption	3,289	—
Loss (gain) due to change in discount rate	4,816	(3,634)
Loss due to demographic changes	495	5,647
Actuarial (gain) loss	—	(330)
Benefits paid	(871)	(764)
Benefit obligation at end of year	40,522	29,152
Funded status	$(40,522)	(29,152)
The funded pension benefits of $40.5 million and $29.2 million at December 31, 2014 and 2013, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2014 and 2013, are summarized in the following table.

	December 31,
	2014	2013
	(In thousands)
Prior service cost	$49	146
Net actuarial gain	16,923	8,956
Total amounts recognized in accumulated other comprehensive income	$16,972	9,102
The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $23.6 million and $20.1 million at December 31, 2014 and 2013, respectively. The measurement date for our SERP, directors’ plan is December 31 for the years ended December 31, 2014 and 2013.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Discount rate	3.71%	4.53%
Rate of compensation increase	4.19%	4.00%

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Service cost	$2,319	1,799	1,313
Interest cost	1,322	908	796
Amortization of:
Prior service cost	98	98	98
Net gain	633	660	145
Total net periodic benefit cost	$4,372	3,465	2,352

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2014	2013	2012

Discount rate	4.53%	3.56%	4.08%
Rate of compensation increase	4.00%	3.87%	3.74%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2015	$944
2016	929
2017	912
2018	894
2019	875
2020 through 2024	17,508
401(k) Plan
The Company has a 401(k) plan covering substantially all employees providing they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2014, 2013 and 2012 were $2.0 million, $1.5 million and $1.2 million, respectively.

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company's initial public stock offering in October 2005 the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company's mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2014 was $97.0 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
At December 31, 2014, shares allocated to participants were 3,728,061 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 13,737,243 at December 31, 2014, and had a fair value of $154.3 million. ESOP compensation expense for the years ended December 31, 2014, 2013 and 2012 was $5.1 million, $3.0 million and $2.3 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The Company also has established an Amended and Restated Supplemental ESOP and Retirement Plan, which is a non-qualified plan that provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by the retirement plan and/or employee stock ownership plan’s benefit formula. With regards to the Supplemental ESOP, the supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. During the years ended December 31, 2014, 2013 and 2012, compensation expense related to this plan amounted to $568,000, $782,000 and $240,000, respectively.

Equity Incentive Plan
At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. The Company adopted ASC 718, “Compensation- Stock Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.
During the year ended December 31, 2014, the Compensation and Benefits Committee approved the issuance of an additional 38,250 restricted stock awards and 144,177 stock options to certain officers.
During the year ended December 31, 2013, the Compensation and Benefits Committee approved the issuance of an additional 7,650 restricted stock awards and 504,696 stock options to certain officers. In addition, as part of the Roma Financial acquisition 1,584,235 stock awards were granted for the conversion of outstanding Roma Financial stock awards. These shares had a weighted average exercise price of $6.11 per share and were fully vested upon acquisition. The company will not recognize compensation expense in the future on these awards as they have been accounted for as part of the acquisition.
During the year ended December 31, 2012, the Compensation and Benefits Committee approved the issuance of an additional 1,234,200 restricted stock awards and 17,850 stock options to certain officers.
ASC 718 also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. These amounts have been reflected in the Company's consolidated statements of cash flows, as applicable. In accordance with this guidance the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
Stock options generally vest over a five-year service period. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under ASC 718. The seven-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option, which is ten years. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.
Restricted shares generally vest over a five or seven-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded $13.7 million, $3.4 million and $3.7 million respectively, of share-based compensation expense, comprised of stock option expense of $1.8 million, $365,000 and $424,000, respectively, and restricted stock expense of $11.9 million, $3.1 million and $3.2 million, respectively. Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC on May 7, 2014, vesting accelerated for both stock options and restricted stock outstanding awards and all applicable expenses were recognized during the period. The following is a summary of the status of the Company’s restricted shares as of December 31, 2014 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,655,585	$5.37
Granted	38,250	10.19
Vested	(2,685,323)	5.44
Forfeited	(8,512)	5.08
Non-vested at December 31, 2014	—	$—
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding restricted share awards and all applicable expenses were recognized during the period. No additional restricted awards have been granted.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	11,299,351	$5.99	3.7	$45,652
Granted	144,177	10.29
Exercised	(2,302,726)	6.00
Forfeited	(3,570)	8.97
Expired	(44,648)	5.74
Outstanding at December 31, 2014	9,092,584	$6.06	2.8	$46,984
Exercisable at December 31, 2014	9,064,376	$6.04	2.8	$46,969

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		December 31,
	2014	2013	2012

Expected dividend yield	0.35%	0.16%	1.12%
Expected volatility	32.97%	33.20%	30.40%
Risk-free interest rate	1.69%	1.38%	0.67%
Expected option life	6.5 years	6.5 years	10.0 years
The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $3.63 and $3.73 per share, respectively. Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, vesting accelerated on all outstanding stock option awards as of May 7, 2014. Expected future expense relating to the non-vested options outstanding as of December 31, 2014 is $90,000 over a weighted average period of 5.90 years.

12. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2014, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $17.3 million, $15.2 million and $13.9 million for the year ended December 31, 2014, 2013 and 2012, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2015	$17,354
2016	16,338
2017	15,672
2018	14,799
2019	14,151
Thereafter	94,272
$172,586
Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk
The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheet.
At December 31, 2014, the Company had commitments to originate total commercial loans of $628.6 million. Additionally, the Company had commitments to originate residential loans of approximately $80.5 million, commitments to purchase residential loans of $105.2 million and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $680.6 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but primarily includes residential properties.
The Company principally grants commercial real estate loans, multi-family loans, commercial and industrial loans, construction loans, residential mortgage loans and consumer and other loans to borrowers throughout New Jersey, New York and states in close proximity. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.
The Company also holds in its loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2014 and December 31, 2013 was $288.0 million, and $341.7 million, respectively. The Company maintained stricter underwriting criteria for these interest-only loans than it did for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2014, the Company had commitments of approximately $19.2 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815,

“Derivatives and Hedging.” The Company also had commitments of $11.0 million to sell loans at December 31, 2014. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $20.1 million at December 31, 2014. The fair values of these obligations were immaterial at December 31, 2014. In addition, at December 31, 2014, the Company had $1.5 million in commercial letters of credit outstanding.

13. Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights (“MSR”), loans receivable and real estate owned (“REO”). These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
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
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair values of available-for-sale securities are based on quoted market prices (Level 1), where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded (Level 2), the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

	Carrying Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,523	—	8,523	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	507,283	—	507,283	—
Federal National Mortgage Association	681,992	—	681,992	—
Government National Mortgage Association	126	—	126	—
Total mortgage-backed securities available-for-sale	1,189,401	—	1,189,401	—
Total securities available-for-sale	$1,197,924	—	1,197,924	—

	Carrying Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,444	—	8,444	—
Debt securities:
Government-sponsored enterprises	3,004	—	3,004	—
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	363,088	—	363,088	—
Federal National Mortgage Association	409,559	—	409,559	—
Government National Mortgage Association	267	—	267	—
Total mortgage-backed securities available-for-sale	772,914	—	772,914	—
Total securities available-for-sale	$785,032	—	784,362	670
There have been no changes in the methodologies used at December 31, 2014 from December 31, 2013, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 are summarized below:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance beginning of period	$670	—
Transfers from held-to-maturity (1)	—	670
Total net (losses) gains for the period included in:
Net income	470	—
Other comprehensive income (loss)	(229)	—
Sales	(911)	—
Settlements	—	—
Balance end of period	$—	670
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligation backed by trust preferred securities.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2014, the fair value model used prepayment speeds ranging from 5.70% to 29.40% and a discount rate of 10.17% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At December 31, 2014, appraisals were discounted in a range of 0%-25%.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2014 and December 31, 2013. For the year ended December 31, 2013, there was no change to carrying value of MSR and impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	5.70% - 29.40%	11.22%	$13,081	—	—	13,081
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	15.87%	566	—	—	566
					$13,647	—	—	13,647

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2013
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	2.42%	$929	—	—	929
					$929	—	—	929

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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.
The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs, if applicable. Fair value for significant non-performing loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$230,961	230,961	230,961	—	—
Securities available-for-sale	1,197,924	1,197,924	—	1,197,924	—
Securities held-to-maturity	1,564,479	1,609,365	—	1,544,129	65,236
Stock in FHLB	151,287	151,287	151,287	—	—
Loans held for sale	6,868	6,868	—	6,868	—
Net loans	14,887,570	14,747,319	—	—	14,747,319
Financial liabilities:
Deposits, other than time deposits	$9,601,988	9,601,988	9,601,988	—	—
Time deposits	2,570,338	2,580,572	—	2,580,572	—
Borrowed funds	2,766,104	2,796,969	—	2,796,969	—

	December 31, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$250,689	250,689	250,689	—	—
Securities available-for-sale	785,032	785,032	—	784,362	670
Securities held-to-maturity	831,819	839,064	—	790,460	48,604
Stock in FHLB	178,126	178,126	178,126	—	—
Loans held for sale	8,273	8,273	—	8,273	—
Net loans	12,882,544	12,598,551	—	—	12,598,551
Financial liabilities:
Deposits, other than time deposits	$7,334,266	7,334,266	7,334,266	—	—
Time deposits	3,384,545	3,410,202	—	3,410,202	—
Borrowed funds	3,367,274	3,337,419	—	3,337,419	—
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

14. Regulatory Capital
The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). Management believes, as of December 31, 2014 and December 31, 2013, that the Bank and the Company met all capital adequacy requirements to which they are subject.
As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Tier 1 risk-based capital and Total risk-based as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company's category.
The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2014 and December 31, 2013 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Bank:
Tier 1 Leverage Ratio	$2,339,572	12.79%	$731,884	4.00%	$914,855	5.00%
Tier 1 Risk-Based Capital	2,339,572	17.01%	550,321	4.00%	825,481	6.00%
Total Risk-Based Capital	2,511,897	18.26%	1,100,641	8.00%	1,375,802	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,511,433	19.17%	$732,710	4.00%	$915,887	5.00%
Tier 1 Risk-Based Capital	3,511,433	25.48%	551,181	4.00%	826,772	6.00%
Total Risk-Based Capital	3,684,024	26.74%	1,102,362	8.00%	1,377,953	10.00%

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Bank:
Tier 1 Leverage Ratio	$1,174,799	8.20%	$573,180	4.00%	$716,475	5.00%
Tier 1 Risk-Based Capital	1,174,799	10.14%	463,408	4.00%	695,113	6.00%
Total Risk-Based Capital	1,319,973	11.39%	926,817	8.00%	1,158,521	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$1,266,937	8.83%	$573,604	4.00%	$717,005	5.00%
Tier 1 Risk-Based Capital	1,266,937	10.92%	464,237	4.00%	696,356	6.00%
Total Risk-Based Capital	1,412,368	12.17%	928,474	8.00%	1,160,593	10.00%

15. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2014	2013
	(In thousands)
Assets:
Cash and due from bank	$1,022,231	6,515
Securities available-for-sale, at estimated fair value	3,791	3,910
Investment in subsidiary	2,409,557	1,243,679
ESOP loan receivable	96,951	33,491
Other assets	52,499	52,974
Total Assets	$3,585,029	1,340,569
Liabilities and Stockholders’ Equity:
Total liabilities	$7,174	6,242
Total stockholders’ equity	3,577,855	1,334,327
Total Liabilities and Stockholders’ Equity	$3,585,029	1,340,569

Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income:
Interest on ESOP loan receivable	$2,565	1,176	1,167
Dividend from subsidiary	—	10,000	135,000
Interest on deposit with subsidiary	—	—	—
Gain (loss) on securities transactions	145	89	(41)
	2,710	11,265	136,126
Expenses:
Other expenses	12,240	1,473	1,413
Income before income tax expense	(9,530)	9,792	134,713
Income tax (benefit) expense	(3,675)	233	(112)
Income before undistributed earnings of subsidiary	(5,855)	9,559	134,825
Equity in undistributed earnings of subsidiary (dividend in excess of earnings)	137,576	102,472	(46,058)
Net income	$131,721	112,031	88,767

 Other Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$131,721	112,031	88,767
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale	1,482	1,316	826
Total other comprehensive income	1,482	1,316	826
Total comprehensive income	$133,203	113,347	89,593

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$131,721	112,031	88,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Equity in undistributed earnings of subsidiary)dividend in excess of earning	(137,576)	(102,472)	46,058
Contribution to stock to charitable foundation	10,000	—	—
Loss (Gain) on securities transactions	145	89	41
Decrease in other assets	2,227	2,235	(670)
Increase in other liabilities	525	1,834	1,820
Net cash provided by operating activities	7,042	13,717	136,016
Cash flows from investing activities:
Capital contributed to the Bank	(1,074,947)	—	—
Cash received net of cash paid for acquisition	48	738	(135,000)
Purchase of investments available-for-sale	(493)	(668)	(1,000)
Redemption of equity securities available-for-sale	467	280	85
Principal collected on ESOP loan	3,093	1,101	1,064
Cash received from MHC merger	11,307	—	—
Net cash (used in) provided by investing activities	(1,060,525)	1,451	(134,851)
Cash flows from financing activities:
Loan to ESOP	(66,553)	—	—
Proceeds from issuance of common stock	2,149,893	—	—
Proceeds from sale of treasury stock	38,227	6,916	2,633
Purchase of treasury stock	(13,523)	(1,531)	(902)
Net tax benefit on stock awards	3,710	1,262	93
Dividends paid	(42,555)	(22,404)	(5,595)
Net cash provided by (used in) financing activities	2,069,199	(15,757)	(3,771)
Net increase (decrease) in cash and due from bank	1,015,716	(589)	(2,606)
Cash and due from bank at beginning of year	6,515	7,104	9,710
Cash and due from bank at end of year	$1,022,231	6,515	7,104

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2014 and 2013.

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$158,625	164,089	167,058	171,090
Interest expense	29,434	29,326	29,212	30,919
Net interest income	129,191	134,763	137,846	140,171
Provision for loan losses	9,000	8,000	9,000	11,500
Net interest income after provision for loan losses	120,191	126,763	128,846	128,671
Non-interest income	11,942	10,173	9,872	9,874
Non-interest expenses	77,198	112,155	76,584	73,923
Income before income tax expense	54,935	24,781	62,134	64,622
Income tax expense	20,516	9,596	23,092	21,547
Net income	$34,419	15,185	39,042	43,075
Basic earnings per common share	$0.10	0.04	0.11	0.13
Diluted earnings per common share	$0.10	0.04	0.11	0.12

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$129,434	132,194	137,397	146,043
Interest expense	27,393	27,485	26,973	27,791
Net interest income	102,041	104,709	110,424	118,252
Provision for loan losses	13,750	13,750	13,750	9,250
Net interest income after provision for loan losses	88,291	90,959	96,674	109,002
Non-interest income	10,089	9,538	9,491	7,453
Non-interest expenses	56,124	56,897	60,831	71,859
Income before income tax expense	42,256	43,600	45,334	44,596
Income tax expense	15,089	15,524	16,053	17,089
Net income	$27,167	28,076	29,281	27,507
Basic and diluted earnings per common share	$0.10	0.10	0.11	0.09

17. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2014			2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$131,721			$112,031			$88,767
Basic earnings per share:
Income available to common stockholders	$131,721	344,389,259	$0.38	$112,031	279,632,558	$0.40	$88,767	273,797,796	$0.32
Effect of dilutive common stock equivalents (1)	—	3,342,312		—	3,403,286		—	1,835,584
Diluted earnings per share:
Income available to common stockholders	$131,721	347,731,571	$0.38	$112,031	283,035,844	$0.40	$88,767	275,633,380	$0.32
(1) For the years ended December 31, 2014, 2013 and 2012, there were 142,953, 1.9 million, and 89,250 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

18. Comprehensive Income (Loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$206,472	(74,751)	131,721	175,786	(63,755)	112,031	144,850	(56,083)	88,767
Other comprehensive income (loss):
Change in funded status of retirement obligations	(8,402)	3,360	(5,042)	16	(6)	10	(4,267)	1,707	(2,560)
Unrealized gain (loss) on securities available-for-sale	9,836	(3,884)	5,952	(21,930)	9,103	(12,827)	7,973	(2,893)	5,080
Net Loss on Securities reclassified from available for sale to held to maturity	—	—	—	(12,243)	5,001	(7,242)	—	—	—
Accretion of loss on securities reclassified to held to maturity available for sale	2,918	(1,192)	1,726	1,670	(682)	988	—	—	—
Unrealized gain on security reclassified from held to maturity to available for sale	—	—	—	233	(95)	138	—	—	—
Reclassification adjustment for security (gains) losses included in net income	(233)	95	(138)	(684)	279	(405)	177	(72)	105
Noncredit related component other-than-temporary impairment on security	—	—	—	38	(16)	22	—	—	—
Other-than-temporary impairment accretion on debt securities	1,343	(549)	794	2,075	(848)	1,227	1,478	(604)	874
Total other comprehensive income (loss)	5,462	(2,170)	3,292	(30,825)	12,736	(18,089)	5,361	(1,862)	3,499
Total comprehensive income	$211,934	(76,921)	135,013	144,961	(51,019)	93,942	150,211	(57,945)	92,266

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013:

	Change in funded status of retirement obligations	Net Unrealized gains (losses) on investment securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)
Net change	(5,042)	8,334	3,292
Balance - December 31, 2014	$(10,911)	(11,493)	(22,404)

Balance - December 31, 2012	$(5,879)	(1,728)	(7,607)
Net change	10	(18,099)	(18,089)
Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2014	2013
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(233)	(684)
Noncredit-related gains on securities not expected to be sold (recognized in other comprehensive income)	—	38
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Adjustment of net obligation	(175)	(941)
Amortization of net obligation or asset	25	33
Amortization of prior service cost	125	147
Amortization of net gain	580	777
Compensation and fringe benefits	555	16
Total before tax	322	(630)
Income tax expense	(205)	(257)
Net of tax	$527	(373)

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 11 for additional details.

19. Recent Accounting Pronouncements
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

20. Subsequent Events
As defined in FASB ASC 855, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.
On January 29, 2015, the Company declared a cash dividend of $0.05 per share and a special cash dividend of $0.05 per share. The cumulative $0.10 dividend per share was paid to stockholders on February 24, 2015, with a record date of February 9, 2015.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.3	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.4	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (3)

10.5	Employment Agreement Investors Bancorp, Inc. and Sean Burke

10.6	Investors Bancorp, Inc. 2006 Equity Incentive Plan (4)

10.7	Roma Financial Corporation 2008 Equity Incentive Plan (5)

10.8	Investors Bank Executive Officer Annual Incentive Plan (6)

10.9	Investors Bank Amended and restated Supplemental ESOP and Retirement Plan (1)

10.10	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.11	Investors Bank Amended and Restated Director Retirement Plan (1)

10.12	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.13	Investors Bank Deferred Directors Fee Plan (1)
10.14	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (7)

10.15	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (7)

10.16	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (7)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966), originally filed with the Securities and Exchange Commission on December 20, 2013.

(2)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.

(3)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.

(4)
Incorporated by reference to Appendix B to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2006 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on September 15, 2006.

(5)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Investors Bancorp, Inc. (Commission File No. 333-192717) filed with the Securities and Exchange Commission on December 9, 2013.

(6)
Incorporated by reference to Annex D to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2013 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 29, 2013.

(7)
Incorporated by reference to the Amended Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966) filed with the Securities and Exchange Commission on February 11, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: March 2, 2015	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2015

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	March 2, 2015

/s/ Sean Burke Sean Burke	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 2, 2015

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	March 2, 2015

/s/ Robert C. Albanese Robert C. Albanese	Director	March 2, 2015

/s/ Dennis M. Bone Dennis M. Bone	Director	March 2, 2015

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 2, 2015

/s/ William Cosgrove William Cosgrove	Director	March 2, 2015

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	March 2, 2015

/s/ Brendan J. Dugan Brendan J. Dugan	Director	March 2, 2015

/s/ James Garibaldi James Garibaldi	Director	March 2, 2015

/s/ Michele N. Siekerka Michele N. Siekerka	Director	March 2, 2015

/s/ James H. Ward III James H. Ward III	Director	March 2, 2015