Form 10-Q
period 2015-03-31
Investors Bancorp, Inc.
filed 2015-05-11
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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

As of May 1, 2015, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 348,754,334 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and cash equivalents	$229,074	230,961
Securities available-for-sale, at estimated fair value	1,229,633	1,197,924
Securities held-to-maturity, net (estimated fair value of $1,659,266 and $1,609,365 at March 31, 2015 and December 31, 2014, respectively)	1,597,360	1,564,479
Loans receivable, net	15,401,565	14,887,570
Loans held-for-sale	9,755	6,868
Stock in the Federal Home Loan Bank	169,182	151,287
Accrued interest receivable	57,976	55,267
Other real estate owned	8,884	7,839
Office properties and equipment, net	164,637	160,899
Net deferred tax asset	226,430	231,898
Bank owned life insurance	159,441	161,609
Goodwill and Intangible assets	105,677	106,705
Other assets	5,793	10,333
Total assets	$19,365,407	18,773,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$12,356,860	12,172,326
Borrowed funds	3,161,613	2,766,104
Advance payments by borrowers for taxes and insurance	93,140	69,893
Other liabilities	195,774	187,461
Total liabilities	15,807,387	15,195,784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at March 31, 2015 and December 31, 2014; 355,286,228 and 358,012,895 outstanding at March 31, 2015 and December 31, 2014, respectively	3,591	3,591
Additional paid-in capital	2,862,440	2,863,108
Retained earnings	842,772	836,639
Treasury stock, at cost; 3,784,624 and 1,057,957 shares at March 31, 2015 and December 31, 2014, respectively	(43,491)	(11,131)
Unallocated common stock held by the employee stock ownership plan	(90,764)	(91,948)
Accumulated other comprehensive loss	(16,528)	(22,404)
Total stockholders’ equity	3,558,020	3,577,855
Total liabilities and stockholders’ equity	$19,365,407	18,773,639
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$159,052	145,970
Securities:
Equity	24	44
Government-sponsored enterprise obligations	11	12
Mortgage-backed securities	12,817	9,113
Municipal bonds and other debt	1,592	1,254
Interest-bearing deposits	29	35
Federal Home Loan Bank stock	1,634	2,197
Total interest and dividend income	175,159	158,625
Interest expense:
Deposits	16,019	14,372
Borrowed Funds	14,699	15,063
Total interest expense	30,718	29,435
Net interest income	144,441	129,190
Provision for loan losses	9,000	9,000
Net interest income after provision for loan losses	135,441	120,190
Non-interest income
Fees and service charges	4,024	4,832
Income on bank owned life insurance	1,037	931
Gain on loan transactions, net	1,219	1,646
Gain on securities transactions	42	531
Gain on sale of other real estate owned, net	72	131
Other income	2,139	3,871
Total non-interest income	8,533	11,942
Non-interest expense
Compensation and fringe benefits	43,332	39,816
Advertising and promotional expense	2,535	2,569
Office occupancy and equipment expense	12,546	12,751
Federal deposit insurance premiums	2,200	4,800
Stationery, printing, supplies and telephone	851	1,213
Professional fees	3,271	3,790
Data processing service fees	5,450	6,164
Other operating expenses	6,723	6,095
Total non-interest expenses	76,908	77,198
Income before income tax expense	67,066	54,934
Income tax expense	25,119	20,516
Net income	$41,947	$34,418
Basic and Diluted earnings per share	$0.12	$0.10
Weighted average shares outstanding
Basic	344,237,371	343,943,811
Diluted	347,470,957	348,116,488
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$41,947	34,418
Other comprehensive income, net of tax:
Change in funded status of retirement obligations	208	109
Unrealized gain on securities available-for-sale	5,093	2,730
Accretion of loss on securities reclassified to held to maturity	379	433
Reclassification adjustment for security gains included in net income	—	(134)
Other-than-temporary impairment accretion on debt securities	196	198
Total other comprehensive income	5,876	3,336
Total comprehensive income	$47,823	37,754

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2013	1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	34,418	—	—	—	34,418
Other comprehensive income, net of tax	—	—	—	—	—	3,336	3,336
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (193,499 shares)	—		—	(1,933)	—	—	(1,933)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	758	—	—	—	—	758
Net tax benefit from stock-based compensation	—	1,096	—	—	—	—	1,096
Option Exercise	—	3,325	—	4,477	—	—	7,802
Cash dividend paid ($0.02 per common share)	—	—	(6,973)	—	—	—	(6,973)
ESOP shares allocated or committed to be released	—	572	—	—	355	—	927
Balance at March 31, 2014	1,519	748,127	762,266	(64,370)	(29,424)	(22,360)	1,395,758

Balance at December 31, 2014	3,591	2,863,108	836,639	(11,131)	(91,948)	(22,404)	3,577,855
Net income	—	—	41,947	—	—	—	41,947
Other comprehensive income, net of tax	—	—	—	—	—	5,876	5,876
Purchase of treasury stock (2,950,000 shares)	—	—	—	(34,709)	—	—	(34,709)
Compensation cost for stock options and restricted stock	—	4	—	—	—	—	4
Net tax benefit from stock-based compensation	—	267	—	—	—	—	267
Option exercise	—	(1,098)	—	2,349	—	—	1,251
Cash dividend paid ($0.10 per common share)	—	—	(35,814)	—	—	—	(35,814)
ESOP shares allocated or committed to be released	—	159	—	—	1,184	—	1,343
Balance at March 31, 2015	$3,591	2,862,440	842,772	(43,491)	(90,764)	(16,528)	3,558,020

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$41,947	34,418
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,347	1,685
Amortization of premiums and accretion of discounts on securities, net	3,406	1,721
Amortization of premiums and accretion of fees and costs on loans, net	(1,000)	4,192
Amortization of intangible assets	857	971
Provision for loan losses	9,000	9,000
Depreciation and amortization of office properties and equipment	2,800	2,716
Gain on securities, net	(42)	(531)
Mortgage loans originated for sale	(59,818)	(25,951)
Proceeds from mortgage loan sales	57,974	29,419
Gain on sales of mortgage loans, net	(1,043)	(184)
Gain on sale of other real estate owned	(72)	(131)
Gain on bargain purchase	—	(1,482)
Income on bank owned life insurance	(1,037)	(931)
Increase in accrued interest receivable	(2,709)	(3,497)
Deferred tax benefit	1,656	10,159
Decrease (increase) in other assets	4,881	(2,276)
Increase in other liabilities	8,667	47,396
Total adjustments	24,867	72,276
Net cash provided by operating activities	66,814	106,694
Cash flows from investing activities:
Purchases of loans receivable	(21,248)	(101,676)
Net originations of loans receivable	(502,771)	(253,159)
Proceeds from sale of loans held for investment	176	1,462
Gain on disposition of loans held for investment	(176)	(1,462)
Net proceeds from sale of foreclosed real estate	881	902
Purchases of mortgage-backed securities held to maturity	(91,982)	(331,150)
Purchases of debt securities held-to-maturity	(6,659)	—
Purchases of mortgage-backed securities available-for-sale	(78,399)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	49,842	25,586
Proceeds from paydowns/maturities on debt securities held-to-maturity	15,646	7,848
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	52,810	30,993
Proceeds from sales of mortgage-backed securities available-for-sale	—	37,682
Proceeds from maturity of US Government and Agency Obligations available-for-sale	—	3,000

Proceeds from sale of equity securities available for sale	—	13,641
Redemption of equity securities available-for-sale	122	164
Proceeds from redemptions of Federal Home Loan Bank stock	43,541	44,155
Purchases of Federal Home Loan Bank stock	(61,436)	(44,251)
Purchases of office properties and equipment	(6,538)	(5,847)
Death benefit proceeds from bank owned life insurance	3,205	1,188
Cash received, net of cash consideration paid for acquisitions	—	17,917
Net cash used in investing activities	(602,986)	(553,007)
Cash flows from financing activities:
Net increase in deposits	184,534	417,745
Net increase in other borrowings	395,509	321
Net increase in advance payments by borrowers for taxes and insurance	23,247	13,406
Dividends paid	(35,814)	(6,973)
Exercise of stock options	1,251	7,802
Purchase of treasury stock	(34,709)	(1,933)
Net tax benefit from stock-based compensation	267	1,096
Net cash provided by financing activities	534,285	431,464
Net decrease in cash and cash equivalents	(1,887)	(14,849)
Cash and cash equivalents at beginning of period	230,961	250,689
Cash and cash equivalents at end of period	$229,074	235,840
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$2,024	314
Cash paid during the year for:
Interest	30,639	28,602
Income taxes	27,477	1,435
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	50,347
Loans	—	195,062
Goodwill and other intangible assets, net	—	1,853
Other assets	—	21,343
Total non-cash assets acquired	—	268,605
Liabilities assumed:
Deposits	—	254,672
Borrowings	—	5,185
Other liabilities	—	3,184
Total liabilities assumed	—	263,041
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp was the former mid tier holding company for Investors Bank. Prior to completion of the second step conversion, approximately 62% of the shares of common stock of Old Investors Bancorp was owned by Investors Bancorp, MHC. In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor under the name Investors Bancorp, Inc. The second step conversion was completed May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC were immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2014 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.     Stock Transactions
Stock Repurchase Programs

In connection with the second step conversion completed on May 7, 2014, the existing stock repurchase plan was terminated. Under applicable federal regulations, the Company is not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from, the Federal Reserve Board. On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of its second step conversion. Accordingly, the Board of Directors authorized the repurchase of up to 17,911,561 shares. During the three months ended March 31, 2015, the Company purchased 2,950,000 shares at a cost of $34.7 million, or approximately $11.77 per share.

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Gateway Financial, net of cash consideration paid:

At January 10, 2014
(In millions)
Cash and cash equivalents, net	$17.9
Securities available-for-sale	50.3
Loans receivable	195.1
Accrued interest receivable	0.7
Other real estate owned	0.4
Office properties and equipment, net	4.3
Intangible assets	1.9
Other assets	15.9
Total assets acquired	286.5
Deposits	(254.7)
Borrowed funds	(5.2)
Other liabilities	(3.1)
Total liabilities assumed	(263.0)
Net assets acquired	$23.5
The purchase accounting for the Gateway Financial transaction is complete and reflected in the table above and in our consolidated financial statements.

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Gateway acquisition based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.
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
Borrowed Funds. The present value approach was used to determine the fair value of the borrowed funds acquired during 2014.  The fair value of the liability represents the present value of the expected payments using the current rate of a replacement borrowing of the same type and remaining term to maturity and is valued utilizing Level 2 inputs.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2015			2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$41,947			$34,418
Basic earnings per share:
Income available to common stockholders	$41,947	344,237,371	$0.12	$34,418	343,943,811	$0.10
Effect of dilutive common stock equivalents (1)		3,233,586			4,172,677
Diluted earnings per share:
Income available to common stockholders	$41,947	347,470,957	$0.12	$34,418	348,116,488	$0.10
(1) For the three months ended March 31, 2015 and 2014, there were 28,203 and 651,321 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At March 31, 2015
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$6,807	1,984	—	8,791
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	480,328	7,193	173	487,348
Federal National Mortgage Association	721,901	12,130	660	733,371
Government National Mortgage Association	123	—	—	123
Total mortgage-backed securities available-for-sale	1,202,352	19,323	833	1,220,842
Total available-for-sale securities	$1,209,159	21,307	833	1,229,633

	At March 31, 2015
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,349	—	4,349	36	—	4,385
Municipal bonds	16,157	—	16,157	1,042	—	17,199
Corporate and other debt securities	58,587	(24,720)	33,867	36,294	253	69,908
Total debt securities held-to-maturity	79,093	(24,720)	54,373	37,372	253	91,492
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	485,924	(3,440)	482,484	6,706	407	488,783
Federal National Mortgage Association	1,038,166	(3,575)	1,034,591	18,687	466	1,052,812
Government National Mortgage Association	25,780	—	25,780	267	—	26,047
Federal Housing Authorities	132	—	132	—	—	132
Total mortgage-backed securities held-to-maturity	1,550,002	(7,015)	1,542,987	25,660	873	1,567,774
Total held-to-maturity securities	$1,629,095	(31,735)	1,597,360	63,032	1,126	1,659,266

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

Gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$82,638	173	—	—	82,638	173
Federal National Mortgage Association	51,733	219	34,161	441	85,894	660
Total mortgage-backed securities available-for-sale	134,371	392	34,161	441	168,532	833
Total available-for-sale securities	$134,371	392	34,161	441	168,532	833
Held-to-maturity:
Debt securities:
Corporate and other debt securities	$—	—	339	253	339	253
Total debt securities held-to-maturity	—	—	339	253	339	253
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	42,923	134	6,203	273	49,126	407
Federal National Mortgage Association	31,345	128	32,302	338	63,647	466
Total mortgage-backed securities held-to-maturity	74,268	262	38,505	611	112,773	873
Total held-to-maturity securities	$74,268	262	38,844	864	113,112	1,126
Total	$208,639	654	73,005	1,305	281,644	1,959

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	76,525	426	60,394	582	136,919	1,008
Federal National Mortgage Association	67,017	50	52,519	1,134	119,536	1,184
Total mortgage-backed securities available-for-sale	143,542	476	112,913	1,716	256,455	2,192
Total available-for-sale securities	143,542	476	112,913	1,716	256,455	2,192
Held-to-maturity:
Debt securities:
Corporate and other debt securities	674	40	233	327	907	367
Total debt securities held-to-maturity	674	40	233	327	907	367
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	199,962	1,043	47,892	835	247,854	1,878
Federal National Mortgage Association	145,520	371	37,517	847	183,037	1,218
Government National Mortgage Association	27,116	20	—	—	27,116	20
Total mortgage-backed securities held-to-maturity	372,598	1,434	85,409	1,682	458,007	3,116
Total held-to-maturity securities	$373,272	1,474	85,642	2,009	458,914	3,483
Total	$516,814	1,950	198,555	3,725	715,369	5,675
The majority of the gross unrealized losses relate to our mortgage-backed-security portfolio which are securities issued by U.S. Government Sponsored Enterprises. The fair value of these securities have been positively impacted by the recent decrease in intermediate-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value has been adversely impacted by the economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities (“TruPS”), principally issued by banks. In March 2015, one TruP security was entirely liquidated, the remaining book value at liquidation was approximately $26,000. The Company had previously recorded OTTI charges on these securities in 2008.
At March 31, 2015, the amortized cost and estimated fair values of the trust preferred portfolio was $33.9 million and $69.9 million, respectively with 1 security in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt security in an unrealized loss position before the recovery of its amortized cost basis or maturity.
The following table summarizes the Company’s pooled trust preferred securities as of March 31, 2015 excluding one trust preferred security for which the Company previously recorded a net other-than-temporary impairment charge which resulted in a zero net book balance for the security. At March 31, 2015 the security had a fair value of $91,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$350.8	$573.8	$223.0	30	12.10%	6.75%	—%	Caa3 / C
Alesco PF III	B1	894.3	1,871.0	976.7	30	12.14%	7.88%	—%	Ca / C
Alesco PF III	B2	357.8	748.4	390.6	30	12.14%	7.88%	—%	Ca / C
Alesco PF IV	B1	433.1	762.0	328.9	39	1.17%	9.17%	—%	C / C
Alesco PF VI	C2	792.5	1,698.0	905.5	42	7.53%	11.91%	—%	Ca / C
MM Comm III	B	209.6	3,169.8	2,960.2	5	30.00%	9.13%	12.84%	Ba1 / BB
MMCaps XVII	C1	1,771.5	2,370.2	598.7	33	12.97%	7.20%	—%	Caa1 / C
MMCaps XIX	C	592.1	339.0	(253.1)	35	25.21%	8.49%	—%	C / C
Tpref I	B	1,636.1	2,307.0	670.9	5	54.22%	11.21%	—%	Ca / WD
Tpref II	B	4,364.7	5,701.8	1,337.1	18	34.91%	9.99%	—%	Caa3 / C
US Cap I	B2	970.3	1,967.1	996.8	31	10.51%	6.75%	—%	B3 / C
US Cap I	B1	2,893.4	5,901.3	3,007.9	31	10.51%	6.75%	—%	B3 / C
US Cap II	B1	1,519.9	3,227.5	1,707.6	35	13.42%	9.95%	—%	B3 / C
US Cap III	B1	1,964.0	2,966.1	1,002.1	29	16.22%	9.54%	—%	Caa2 / C
Trapeza XII	C1	1,942.4	4,318.3	2,375.9	33	20.01%	9.78%	—%	C / C
Trapeza XIII	C1	2,086.7	4,333.0	2,246.3	48	16.20%	9.47%	—%	Ca / CC
Pretsl XXII	A1	491.1	1,432.4	941.4	71	19.94%	11.56%	31.40%	A1 / A
Pretsl XXIV	A1	1,507.1	4,094.6	2,587.5	62	26.53%	12.78%	24.85%	A3 / BBB
Pretsl IV	Mez	152.0	220.7	68.8	6	18.05%	7.23%	19.00%	B1 / BB
Pretsl VII	Mez	462.0	2,060.9	1,598.9	12	47.77%	—%	—%	Ca / WD
Pretsl XV	B1	948.8	2,142.9	1,194.0	58	11.61%	12.77%	—%	Caa3 / C
Pretsl XVII	C	815.3	1,772.2	956.9	37	19.91%	15.61%	—%	C / CC
Pretsl XVIII	C	1,759.4	3,157.1	1,397.7	53	23.30%	9.68%	—%	Ca / C
Pretsl XIX	C	782.0	1,595.9	813.9	51	5.18%	14.35%	—%	C / C
Pretsl XX	C	456.1	1,063.3	607.2	45	16.96%	14.52%	—%	Ca / C
Pretsl XXI	C1	919.4	3,354.4	2,435.0	51	18.89%	11.43%	—%	Ca / C
Pretsl XXIII	A-FP	350.7	1,793.3	1,442.6	93	18.54%	12.35%	18.28%	Aa2 / BBB
Pretsl XXIV	C1	742.7	1,110.3	367.6	62	26.53%	12.78%	—%	C / C
Pretsl XXV	C1	487.8	1,160.5	672.7	52	22.85%	12.65%	—%	C / C
Pretsl XXVI	C1	583.0	1,388.5	805.6	55	23.36%	10.96%	—%	C / C
Pref Pretsl IX	B2	405.3	798.6	393.3	28	25.21%	8.65%	—%	B3 / C
Pretsl X	C2	224.8	417.1	192.3	32	26.90%	10.65%	—%	Caa1 / C
		$33,866.7	$69,817.0	$35,950.5

(1)	At March 31, 2015, current deferrals and defaults as a percent of collateral ranged from 1.2% to 54.2%.

(2)	At March 31, 2015, expected deferrals and defaults as a percent of remaining collateral ranged from 0.0% to 15.6%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years; with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below.

	March 31, 2015
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$13,002	13,003
Due after one year through five years	2,499	2,533
Due after five years through ten years	—	—
Due after ten years	38,872	75,956
Total	$54,373	91,492
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At March 31, 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the period ended March 31, 2015. At March 31, 2015, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $24.7 million ($14.6 million after-tax) and is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance of credit related OTTI, beginning of period	$108,817	112,235
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(973)	(860)
Balance of credit related OTTI, end of period	$107,844	111,375

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

Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2015, the Company recognized net gains on available-for-sale securities of $42,000 which were related to capital distributions of equity securities from the available-for-sale portfolio. For the three months ended March 31, 2015 there were no losses recognized.
For the three months ended March 31, 2014, the Company recognized net gains on available-for-sale securities of $531,000, of which $11,000 were related to capital distributions of equity securities from the available-for-sale portfolio. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security during the three months ended March 31, 2014, resulting in gross realized gains of $474,000. In addition, for the three months ended March 31, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the three months ended March 31, 2014 there were no losses recognized.

6.    Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Multi-family loans	$5,344,117	5,048,477
Commercial real estate loans	3,341,298	3,139,824
Commercial and industrial loans	642,238	544,402
Construction loans	157,136	143,664
Total commercial loans	9,484,789	8,876,367
Residential mortgage loans	5,674,233	5,764,896
Consumer and other loans	447,287	440,500
Total loans excluding PCI loans	15,606,309	15,081,763
PCI loans	16,836	17,789
Net unamortized premiums and deferred loan costs (1)	(13,399)	(11,698)
Allowance for loan losses	(208,181)	(200,284)
Net loans	$15,401,565	14,887,570
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired in the Gateway Financial acquisition as of January 10, 2014:

January 10, 2014
(In thousands)
Contractually required principal and interest	$4,172
Contractual cash flows not expected to be collected (non-accretable difference)	(1,024)
Expected cash flows to be collected	3,148
Interest component of expected cash flows (accretable yield)	(216)
Fair value of acquired loans	$2,932

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$971	4,154
Acquisitions	—	216
Accretion (1)	(116)	(2,692)
Net reclassification from non-accretable difference	—	—
Balance, end of period	$855	1,678
(1) Includes the impact of PCI loans transferred to held for sale at lower cost or market as of March 31, 2014.

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2015	2014

Balance at beginning of the period	$200,284	173,928
Loans charged off	(1,899)	(3,096)
Recoveries	796	874
Net charge-offs	(1,103)	(2,222)
Provision for loan losses	9,000	9,000
Balance at end of the period	$208,181	180,706
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the three months ended March 31, 2015, the Company recorded charge-offs related to PCI loans acquired of $125,000.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate as adjustable rate loans are subject to more credit risk if interest rates rise. We also analyze historical loss experience (using the appropriate look-back and loss emergence periods), delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis applies loss factors based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first fully or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio through qualitative factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. This evaluation is based on peer and market data but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
On a quarterly basis, management reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses.
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
The results of this quarterly process are reviewed and approved by management. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(10)	(323)	(194)	(118)	(1,114)	(140)	—	(1,899)
Recoveries	16	377	198	107	61	37	—	796
Provision	2,705	3,182	3,149	(595)	(113)	400	272	9,000
Ending balance-March 31, 2015	$73,858	47,266	23,912	5,882	46,770	3,644	6,849	208,181

Individually evaluated for impairment	$176	—	—	—	1,849	—	—	2,025
Collectively evaluated for impairment	73,682	47,266	23,912	5,882	44,921	3,644	6,849	206,156
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2015	$73,858	47,266	23,912	5,882	46,770	3,644	6,849	208,181

Loans:
Individually evaluated for impairment	$3,773	18,477	3,226	6,536	24,085	94	—	56,191
Collectively evaluated for impairment	5,340,344	3,322,821	639,012	150,600	5,650,148	447,193	—	15,550,118
Loans acquired with deteriorated credit quality	637	7,124	56	4,432	4,142	445	—	16,836
Balance at March 31, 2015	$5,344,754	3,348,422	642,294	161,568	5,678,375	447,732	—	15,623,145

	December 31, 2014
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928
Charge-offs	(323)	(6,147)	(2,447)	(640)	(7,715)	(972)	—	(18,244)
Recoveries	3,784	201	516	799	1,783	17	—	7,100
Provision	25,583	3,319	13,417	(2,618)	2,108	2,141	(6,450)	37,500
Ending balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Individually evaluated for impairment	$—	274	—	—	1,865	—	—	2,139
Collectively evaluated for impairment	71,147	43,756	20,759	6,488	46,071	3,347	6,577	198,145
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Loans:
Individually evaluated for impairment	$4,111	22,995	3,310	6,798	23,285	—	—	60,499
Collectively evaluated for impairment	5,044,366	3,116,829	541,092	136,866	5,741,611	440,500	—	15,021,264
Loans acquired with deteriorated credit quality	637	7,329	56	4,732	4,581	454	—	17,789
Balance at December 31, 2014	$5,049,114	3,147,153	544,458	148,396	5,769,477	440,954	—	15,099,552
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: the most current financial information available, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans the Company analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
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
The following tables present the risk category of loans as of March 31, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,256,745	59,341	28,031	—	—	5,344,117
Commercial real estate	3,239,769	30,863	70,666	—	—	3,341,298
Commercial and industrial	607,584	26,524	8,130	—	—	642,238
Construction	149,858	2,597	4,681	—	—	157,136
Total commercial loans	9,253,956	119,325	111,508	—	—	9,484,789
Residential mortgage	5,548,050	29,917	96,266	—	—	5,674,233
Consumer and other	439,272	2,955	5,060	—	—	447,287
Total	$15,241,278	152,197	212,834	—	—	15,606,309

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$4,958,045	62,886	27,546	—	—	5,048,477
Commercial real estate	3,034,609	29,248	75,967	—	—	3,139,824
Commercial and industrial	515,395	20,321	8,686	—	—	544,402
Construction	136,584	2,075	5,005	—	—	143,664
Total commercial loans	8,644,633	114,530	117,204	—	—	8,876,367
Residential mortgage	5,641,190	29,710	93,996	—	—	5,764,896
Consumer and other	433,968	2,339	4,193	—	—	440,500
Total	$14,719,791	146,579	215,393	—	—	15,081,763

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	March 31, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$34,294	12,086	3,313	49,693	5,294,424	5,344,117
Commercial real estate	39,376	1,875	9,536	50,787	3,290,511	3,341,298
Commercial and industrial	6,166	5,735	2,315	14,216	628,022	642,238
Construction	—	—	4,283	4,283	152,853	157,136
Total commercial loans	79,836	19,696	19,447	118,979	9,365,810	9,484,789
Residential mortgage	24,499	8,042	77,984	110,525	5,563,708	5,674,233
Consumer and other	1,673	1,282	5,061	8,016	439,271	447,287
Total	$106,008	29,020	102,492	237,520	15,368,789	15,606,309

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$698	239	2,989	3,926	5,044,551	5,048,477
Commercial real estate	6,566	778	13,940	21,284	3,118,540	3,139,824
Commercial and industrial	792	395	2,903	4,090	540,312	544,402
Construction	—	—	4,345	4,345	139,319	143,664
Total commercial loans	8,056	1,412	24,177	33,645	8,842,722	8,876,367
Residential mortgage	23,712	8,900	75,610	108,222	5,656,674	5,764,896
Consumer and other	1,334	1,006	4,211	6,551	433,949	440,500
Total	$33,102	11,318	103,998	148,418	14,933,345	15,081,763
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	March 31, 2015		December 31, 2014
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Multi-family	5	$3,874	2	$2,989
Commercial real estate	35	11,629	36	13,940
Commercial and industrial	8	2,315	11	2,903
Construction	7	4,283	7	4,345
Total commercial loans	55	22,101	56	24,177
Residential mortgage and consumer	423	88,035	406	84,182
Total non-accrual loans	478	$110,136	462	$108,359
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2015, these loans are comprised of 11 residential TDR loans totaling $2.4 million, 3 commercial TDR loans totaling $2.1 million and 1 multi-family TDR loan totaling $561,000. There were 8 residential TDR loans totaling $2.6 million which were also 30-89 days delinquent and classified as non-accrual. As of December 31, 2014, these loans are comprised of 5 residential TDR loans totaling $1.5 million. There were 10 residential TDR loans totaling $2.9 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of March 31, 2015, PCI loans with a carrying value of $16.8 million included $9.0 million of which were current and $7.8 million of which were 90 days or more delinquent. As of December 31, 2014, PCI loans with a carrying value of $17.8 million included $9.2 million of which were current and $8.6 million of which were 90 days or more delinquent.
At March 31, 2015 and December 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $56.2 million and $60.5 million, respectively, with allocations of the allowance for loan losses of $2.0 million and $2.1 million, respectively. During the three months ended March 31, 2015 and 2014, interest income received and recognized on these loans totaled $667,000 and $626,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of March 31, 2015 and
December 31, 2014:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$1,899	5,622	—	2,905	71
Commercial real estate	18,477	23,130	—	22,195	99
Commercial and industrial	3,226	3,226	—	2,392	134
Construction	6,536	7,730	—	11,231	80
Total commercial loans	30,138	39,708	—	38,723	384
Residential mortgage and consumer	7,457	10,189	—	6,915	118
With an allowance recorded:
Multi-family	1,874	1,874	176	1,874	11
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	1,874	1,874	176	1,874	11
Residential mortgage and consumer	16,722	17,012	1,849	16,570	154
Total:
Multi-family	3,773	7,496	176	4,779	82
Commercial real estate	18,477	23,130	—	22,195	99
Commercial and industrial	3,226	3,226	—	2,392	134
Construction	6,536	7,730	—	11,231	80
Total commercial loans	32,012	41,582	176	40,597	395
Residential mortgage and consumer	24,179	27,201	1,849	23,485	272
Total impaired loans	$56,191	68,783	2,025	64,082	667

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$4,111	7,846	—	4,746	135
Commercial real estate	19,901	23,601	—	17,056	879
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	34,120	44,049	—	37,396	1,576
Residential mortgage and consumer	6,755	8,830	—	6,606	370
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	3,094	4,760	274	3,106	72
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	3,094	4,760	274	3,106	72
Residential mortgage and consumer	16,530	16,882	1,865	16,547	507
Total:
Multi-family	4,111	7,846	—	4,746	135
Commercial real estate	22,995	28,361	274	20,162	951
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	37,214	48,809	274	40,502	1,648
Residential mortgage and consumer	23,285	25,712	1,865	23,153	877
Total impaired loans	$60,499	74,521	2,139	63,655	2,525
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

The following table presents the total troubled debt restructured loans at March 31, 2015 and December 31, 2014. There were two residential PCI loans that were classified as TDRs and are included in the table below at March 31, 2015. There were no PCI loans classified as a TDR for the period ended December 31, 2014.

	March 31, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	1	$223	1	$561	2	$784
Commercial real estate	5	13,050	5	5,431	10	18,481
Commercial and industrial	2	1,298	—	—	2	1,298
Construction	2	2,804	1	1,326	3	4,130
Total commercial loans	10	17,375	7	7,318	17	24,693
Residential mortgage and consumer	40	14,127	36	10,036	76	24,163
Total	50	$31,502	43	$17,354	93	$48,856

	December 31, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	2	$1,122	—	$—	2	$1,122
Commercial real estate	8	15,250	1	3,197	9	18,447
Commercial and industrial	2	1,381	—	—	2	1,381
Construction	2	3,066	—	—	2	3,066
Total commercial loans	14	20,819	1	3,197	15	24,016
Residential mortgage and consumer	41	14,805	29	8,456	70	23,261
Total	55	$35,624	30	$11,653	85	$47,277

The following table presents information about troubled debt restructurings that occurred during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Construction	1	1,326	1,326	—	—	—
Residential mortgage and consumer	7	1,542	1,542	7	2,355	2,355

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependant TDRs during the three months ended March 31, 2015 and 2014. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.8 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. For the three months ended March 31, 2015, the construction loan which qualified as a TDR involved the maturity and payment terms being modified. As of March 31, 2015 and 2014, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Construction	1	5.00%	5.00%	—	—	—
Residential mortgage and consumer	7	4.84	3.36	7	5.17	3.60
Loans modified as TDRs in the previous 12 months to March 31, 2015, for which there was a payment default consisted of 2 residential loans with a recorded investment of $1.1 million at March 31, 2015. Loans modified as TDRs in the previous 12 months to March 31, 2014, for which there was a payment default consisted of 6 residential loans with a recorded investment of $2.1 million at March 31, 2014.

7.     Deposits
Deposits are summarized as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Checking accounts	$4,023,071	$3,892,839
Money market deposits	3,538,921	3,390,238
Savings	2,330,512	2,318,911
Total transaction accounts	9,892,504	9,601,988
Certificates of deposit	2,464,356	2,570,338
Total deposits	$12,356,860	$12,172,326

8.    Goodwill and Other Intangible Assets
The carrying amount of goodwill at March 31, 2015 and December 31, 2014 was approximately $77.6 million.

The following table summarizes other intangible assets as of March 31, 2015 and December 31, 2014:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2015
Mortgage Servicing Rights	$21,957	(7,739)	(121)	14,097
Core Deposit Premiums	25,058	(11,232)	—	13,826
Other	300	(117)	—	183
Total other intangible assets	$47,315	(19,088)	(121)	28,106

December 31, 2014
Mortgage Servicing Rights	$23,925	(9,543)	(121)	14,261
Core Deposit Premiums	25,058	(10,375)	—	14,683
Other	300	(110)	—	190
Total other intangible assets	$49,283	(20,028)	(121)	29,134
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.57 billion and $1.59 billion at March 31, 2015 and December 31, 2014 respectively, all of which relate to residential mortgage loans. At March 31, 2015 and December 31, 2014, the servicing asset, included in intangible assets, had an estimated fair value of $14.1 million and $14.3 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.17%, a weighted average constant prepayment rate on mortgages of 12.60% and a weighted average life of 6.0 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

9.     Equity Incentive Plan

The following table presents the share based compensation expense for the three months ended March 31, 2015 and 2014 :

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Stock option expense	$4	59
Restricted stock expense	—	704
Total share based compensation expense	$4	763
The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended March 31, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,092,584	$6.06	2.8	$46,984
Granted	—	—
Exercised	(223,333)	5.61
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2015	8,869,251	$6.07	2.6	$50,120
Exercisable at March 31, 2015	8,841,043	$6.05	2.5	$50,091
Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the vesting was accelerated on all outstanding stock option awards as of May 7, 2014. Expected future expenses relating to the non-vested options outstanding as of March 31, 2015 is $85,000 over a weighted average period of 5.70 years years.

Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the vesting was accelerated on all outstanding restricted share awards and all applicable expenses were recognized during the period. No additional restricted awards have been granted.

10.     Net Periodic Benefit Plan Expense
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
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost	$774	580
Interest cost	374	331
Amortization of:
Prior service cost	12	24
Net gain	321	158
Total net periodic benefit cost	$1,481	1,093

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the three months ended March 31, 2015.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the three months ended March 31, 2015. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2015.

11.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended March 31,
	2015			2014
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$67,066	(25,119)	41,947	54,934	(20,516)	34,418
Other comprehensive income:
Change in funded status of retirement obligations	352	(144)	208	184	(75)	109
Unrealized gain on securities available-for-sale	8,365	(3,272)	5,093	4,525	(1,795)	2,730
Accretion of loss on securities reclassified to held to maturity available for sale	641	(262)	379	732	(299)	433
Reclassification adjustment for security gains included in net income	—	—	—	(229)	95	(134)
Other-than-temporary impairment accretion on debt securities	329	(133)	196	334	(136)	198
Total other comprehensive income	9,687	(3,811)	5,876	5,546	(2,210)	3,336
Total comprehensive income	$76,753	(28,930)	47,823	60,480	(22,726)	37,754

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

	Change in funded status of retirement obligations	Net Unrealized gains (losses) on investment securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2014	$(10,911)	(11,493)	(22,404)
Net change	208	5,668	5,876
Balance - March 31, 2015	$(10,703)	(5,825)	(16,528)

Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)
Net change	109	3,227	3,336
Balance - March 31, 2014	$(5,760)	(16,600)	(22,360)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$—	(229)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	—	6
Amortization of prior service cost	12	31
Amortization of net gain	340	147
Compensation and fringe benefits	352	184
Total before tax	352	(45)
Income tax	(144)	20
Net of tax	$208	$(25)

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 10 for additional details.

12.    Fair Value Measurements
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	Carrying Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,791	—	8,791	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	487,348	—	487,348	—
Federal National Mortgage Association	733,371	—	733,371	—
Government National Mortgage Association	123	—	123	—
Total mortgage-backed securities available-for-sale	1,220,842	—	1,220,842	—
Total securities available-for-sale	$1,229,633	—	1,229,633	—

	Carrying Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,523	—	8,523	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	507,283	—	507,283	—
Federal National Mortgage Association	681,992	—	681,992	—
Government National Mortgage Association	126	—	126	—
Total mortgage-backed securities available-for-sale	1,189,401	—	1,189,401	—
Total securities available-for-sale	$1,197,924	—	1,197,924	—
There have been no changes in the methodologies used at March 31, 2015 from December 31, 2014, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance beginning of period (1)	$—	670
Transfers from held-to-maturity	—	—
Total net (losses) gains for the period included in:
Net income	—	470
Other comprehensive income (loss)	—	(229)
Sales	—	(911)
Settlements	—	—
Balance end of period	$—	—
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligations backed by trust preferred securities. The security was subsequently sold during the three months ended March 31, 2014.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2015, the fair value model used prepayment speeds ranging from 6.00% to 29.40% and a discount rate of 10.17% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2015, appraisals were discounted in a range of 0%-25%.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 there was no change to carrying value of impaired loans or mortgage servicing rights measured at fair value on a non-recurring basis. For the year ended December 31, 2014, there was no change to carrying value of impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at March 31, 2015
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	11.51%	1,062	—	—	1,062
					$1,062	—	—	1,062

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	5.70% - 29.40%	11.22%	$13,081	—	—	13,081
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	15.87%	566	—	—	566
					$13,647	—	—	13,647
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$229,074	229,074	229,074	—	—
Securities available-for-sale	1,229,633	1,229,633	—	1,229,633	—
Securities held-to-maturity	1,597,360	1,659,266	—	1,589,358	69,908
Stock in FHLB	169,182	169,182	169,182	—	—
Loans held for sale	9,755	9,755	—	9,755	—
Net loans	15,401,565	15,340,094	—	—	15,340,094
Financial liabilities:
Deposits, other than time deposits	$9,892,504	9,892,504	9,892,504	—	—
Time deposits	2,464,356	2,478,246	—	2,478,246	—
Borrowed funds	3,161,613	3,213,124	—	3,213,124	—

	December 31, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$230,961	230,961	230,961	—	—
Securities available-for-sale	1,197,924	1,197,924	—	1,197,924	—
Securities held-to-maturity	1,564,479	1,609,365	—	1,544,129	65,236
Stock in FHLB	151,287	151,287	151,287	—	—
Loans held for sale	6,868	6,868	—	6,868	—
Net loans	14,887,570	14,747,319	—	—	14,747,319
Financial liabilities:
Deposits, other than time deposits	$9,601,988	9,601,988	9,601,988	—	—
Time deposits	2,570,338	2,580,572	—	2,580,572	—
Borrowed funds	2,766,104	2,796,969	—	2,796,969	—
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

13.    Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In April 2015, the FASB issued a proposed ASU to defer for one year the effective date of the new revenue standard. The original effective date was for annual reporting periods beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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

14.    Subsequent Events
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
On April 30, 2015, the Company declared a cash dividend of $0.05 per share. The $0.05 dividend per share will be paid to stockholders on May 25, 2015, with a record date of May 11, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR"), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience (using the appropriate look-back and loss emergence periods), delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis applies loss factors based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted for significant changes in the current loan portfolio quality that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. This evaluation is based on peer and market data, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
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
On a quarterly basis, management reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses. Acquired loans are marked to fair value on the date of acquisition. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss.
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
The results of this quarterly process are reviewed and approved by management. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real property and businesses located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining carrying value, we have the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage- backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at carrying value. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (Level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to, cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes unobservable inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the three months ended March 31, 2015, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at lower yields. We have been able to generally offset the yield compression by growing our asset size; however, the flattening in the treasury yield curve during the last two quarters places additional pressure on new loan origination yields. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and a potential rise in short-term interest rates beginning in mid to late 2015. If the current interest rate and yield curve environment continues, we will likely be subject to near-term net interest margin compression. Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged. In addition, the continued slowdown in mortgage banking activity has resulted in modest gains on sales of loans.
Our results of operations are also significantly affected by general economic conditions. While the consumer has benefited from lower energy costs and national and regional unemployment rates have improved, overall economic growth remains sluggish. These factors coupled with the modest growth in the housing and real estate markets, have resulted in elevated credit costs on the loan portfolio. The overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, our diligence in resolving our problem loans as well as the unseasoned nature of our loan portfolio.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $591.8 million, or 3.2%, to $19.37 billion at March 31, 2015 from $18.77 billion at December 31, 2014. Net loans, including loans held for sale, increased by $516.9 million, or 3.5%, to $15.41 billion at March 31, 2015 from $14.89 billion at December 31, 2014. For the three months ended March 31, 2015, we originated $546.0 million in multi-family loans, $241.7 million in commercial real estate loans, $119.1 million in commercial and industrial loans, $41.5 million in consumer and other loans and $11.8 million in construction loans. For the three months ended March 31, 2015, our mortgage subsidiary, Investors Home Mortgage Co. originated $223.7 million in residential mortgage loans of which $59.8 million were for sale to third party investors and $163.9 million were added to our portfolio. This increase in loans reflects our continued focus on generating multi-family, commercial real estate loans and C&I loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
Capital management is a key component of our business strategy. With the completion of the second step conversion in May 2014, we raised net proceeds of $2.15 billion in equity. As of March 31, 2015 our tangible equity to asset ratio was 17.93% and our tangible book value per share was $10.10. We plan to manage our capital through a combination of organic growth, acquisitions, stock repurchases and dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s initial public offering, while preserving tangible book value for stockholders. In March, we received regulatory approval to commence a 5% stock repurchase program prior to the one-year anniversary of the completion of our second step conversion. For the three months ended March 31, 2015, we repurchased 2,950,000 shares of common stock at an average cost of $11.77 per share.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, additional product offerings, investments in staff and opportunistic acquisitions in our market area. We will continue to build additional operational infrastructure and add key personnel as our company grows and our business changes. We are currently preparing for the conversion of our core and item processing system, working with a major technology vendor. These technology changes, scheduled to occur in the third quarter of 2015, will provide the necessary support for a growing commercial bank. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014
Total Assets. Total assets increased by $591.8 million, or 3.2%, to $19.37 billion at March 31, 2015 from $18.77 billion at December 31, 2014. This increase was largely the result of net loans, including loans held for sale, increasing $516.9 million to $15.41 billion at March 31, 2015 from $14.89 billion at December 31, 2014. In addition, securities, in the aggregate, increased by $64.6 million, or 2.3%, to $2.83 billion at March 31, 2015.
Net Loans. Net loans, including loans held for sale, increased by $516.9 million, or 3.5%, to $15.41 billion at March 31, 2015 from $14.89 billion at December 31, 2014. At March 31, 2015, total loans were $15.62 billion and included $5.68 billion in residential loans, $5.34 billion in multi-family loans, $3.35 billion in commercial real estate loans, $642.3 million in commercial and industrial loans, $447.7 million in consumer and other loans and $161.6 million in construction loans. For the three months ended March 31, 2015, we originated $546.0 million in multi-family loans, $241.7 million in commercial real estate loans, $119.1 million in commercial and industrial loans, $41.5 million in consumer and other loans and $11.8 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the three months ended March 31, 2015, Investors Home Mortgage Co. originated $223.7 million in residential mortgage loans of which $59.8 million were for sale to third party investors and $163.9 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended March 31, 2015, we purchased loans totaling $21.3 million from these entities.

We also hold in our loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four family mortgage loans at March 31, 2015 and December 31, 2014 was $276.5 million, and $288.0 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of March 31, 2015, we have $929.7 million in interest only loans in our loan portfolio. We maintained stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
    Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial Corporation and Marathon Bank. For the period ending March 31, 2015, PCI loans totaled $16.8 million. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by the Bank. The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held for sale) on the dates indicated as well as certain asset quality ratios.

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	5	$3.9	2	$3.0	1	$1.9	1	$1.9	3	$0.4
Commercial real estate	35	11.6	36	13.9	29	14.6	26	12.6	15	2.9
Commercial and industrial	8	2.3	11	2.9	4	0.8	10	1.4	9	1.9
Construction	7	4.3	7	4.4	6	12.8	6	13.0	5	13.0
Total commercial loans	55	22.1	56	24.2	40	30.1	43	28.9	32	18.2
Residential and consumer	423	88.0	406	84.2	383	85.9	361	79.7	348	79.4
Total non-accrual loans	478	$110.1	462	$108.4	423	$116.0	404	$108.6	380	$97.6
Accruing troubled debt restructured loans	50	$31.5	55	$35.6	55	$35.2	51	$32.3	50	$37.6
Non-accrual loans to total loans		0.70%		0.72%		0.81%		0.78%		0.72%
Allowance for loan loss as a percent of non-accrual loans		189.02%		184.83%		164.68%		171.33%		185.00%
Allowance for loan loss as a percent of total loans		1.33%		1.33%		1.33%		1.34%		1.33%
Total non-accrual loans increased $12.5 million to $110.1 million at March 31, 2015 compared to $97.6 million at March 31, 2014. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. Our allowance for loan loss as a percent of total loans is 1.33% at March 31, 2015. At March 31, 2015, there were $48.9 million of loans deemed troubled debt restructurings, of which $24.2 million were residential and consumer loans, $18.5 million were commercial real estate loans, $4.1 million were construction loans, $1.3 million were commercial and industrial loans and $0.8 million were multi-family loans. Troubled debt restructured loans in the amount of $31.5 million were classified as accruing, $17.3 million of these loans were classified as non-accrual. Excluded in the table above are residential PCI loans in the amount of $121,000 which are classified as troubled debt restructuring at March 31, 2015.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2015, the Company has deemed potential problems loans excluding PCI loans, totaling $70.5 million, which comprised of 18 commercial real estate loans totaling $26.7 million, 12 multi-family loans totaling $43.0 million and 2 commercial and industrial loans totaling $781,000. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.70% at March 31, 2015 compared to 0.72% at December 31, 2014. The allowance for loan losses as a percentage of non-accrual loans was 189.02% at March 31, 2015 compared to 184.83% at December 31, 2014. At March 31, 2015 and December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.33%.
At March 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $56.2 million, of which $18.6 million of impaired loans had a specific allowance for credit losses of $2.0 million and $37.6 million of impaired loans had no specific allowance for credit losses. At December 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $60.5 million, of which $19.6 million of impaired loans had a related allowance for credit losses of $2.1 million and $40.9 million of impaired loans had no related allowance for credit losses.
The allowance for loan losses increased by $7.9 million to $208.2 million at March 31, 2015 from $200.3 million at December 31, 2014. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending and commercial and industrial loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at March 31, 2015 and December 31, 2014 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2015		December 31, 2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$73,858	34.21%	$71,147	33.44%
Commercial real estate loans	47,266	21.43%	44,030	20.84%
Commercial and industrial loans	23,912	4.11%	20,759	3.61%
Construction loans	5,882	1.03%	6,488	0.98%
Residential mortgage loans	46,770	36.35%	47,936	38.21%
Consumer and other loans	3,644	2.87%	3,347	2.92%
Unallocated	6,849	—	6,577	—
Total allowance	$208,181	100.00%	$200,284	100.00%

Securities. Securities, in the aggregate, increased by $64.6 million, or 2.3%, to $2.83 billion at March 31, 2015 from $2.76 billion at December 31, 2014. The increase in the portfolio was primarily due to the purchase of agency issued mortgage backed securities partially offset by sales, normal pay downs or maturities during the three months ended March 31, 2015.

Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $17.9 million, or 11.8%, to $169.2 million at March 31, 2015 from $151.3 million at December 31, 2014. The amount of stock we own in the FHLB is related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $159.4 million at March 31, 2015 and $161.6 million at December 31, 2014. Other assets was $5.8 million at March 31, 2015 and $10.3 million at December 31, 2014.
Deposits. Deposits increased by $184.5 million, or 1.5%, to $12.36 billion at March 31, 2015, from $12.17 billion at December 31, 2014 . Core deposits increased $290.5 million or 3.0%, while there was a decrease of $106.0 million in certificates of deposit. Core deposits now represent approximately 80% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased $395.5 million, or 14.3%, to $3.16 billion at March 31, 2015 to fund our asset growth.
Stockholders’ Equity. Stockholders' equity decreased $19.8 million to $3.56 billion at March 31, 2015 from $3.58 billion at December 31, 2014. The decrease is primarily attributed to the Company's quarterly cash dividend of $0.05 per share as well as a special cash dividend of $0.05 per share which was paid to shareholders in February 2015, resulting in a decrease of $35.8 million as well as the repurchase of 2,950,000 shares of common stock for $34.7 million. These decreases are offset by $41.9 million of net income for the three months ended March 31, 2015 and a $5.9 million decrease to other comprehensive loss due to current market conditions.
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

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$188,307	$29	0.06%	$209,392	$35	0.07%
Securities available-for-sale	1,196,842	5,343	1.79	771,884	4,061	2.10
Securities held-to-maturity	1,571,551	9,101	2.32	978,527	6,362	2.60
Net loans	15,051,363	159,052	4.23	13,219,779	145,970	4.42
Stock in FHLB	152,573	1,634	4.28	177,958	2,197	4.94
Total interest-earning assets	18,160,636	175,159	3.86	15,357,540	158,625	4.13
Non-interest-earning assets	764,992			746,099
Total assets	$18,925,628			$16,103,639
Interest-bearing liabilities:
Savings deposits	$2,367,705	$1,686	0.28%	$2,261,034	$1,656	0.29%
Interest-bearing checking	2,733,989	2,434	0.36	2,320,616	1,816	0.31
Money market accounts	3,434,604	6,143	0.72	2,030,805	2,805	0.55
Certificates of deposit	2,496,351	5,756	0.92	3,473,120	8,095	0.93
Total interest-bearing deposits	11,032,649	16,019	0.58	10,085,575	14,372	0.57
Borrowed funds	2,794,676	14,699	2.10	3,356,145	15,063	1.80
Total interest-bearing liabilities	13,827,325	30,718	0.89	13,441,720	29,435	0.87%
Non-interest-bearing liabilities	1,492,785			1,282,588
Total liabilities	15,320,110			14,724,308
Stockholders’ equity	3,605,518			1,379,331
Total liabilities and stockholders’ equity	$18,925,628			$16,103,639
Net interest income		$144,441			$129,190
Net interest rate spread(1)			2.97%			3.26%
Net interest-earning assets(2)	$4,333,311			$1,915,820
Net interest margin(3)			3.18%			3.36%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31x			1.14x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014
Net Income. Net income for the three months ended March 31, 2015 was $41.9 million compared to net income of $34.4 million for the three months ended March 31, 2014.
Net Interest Income. Net interest income increased by $15.3 million, or 11.8%, to $144.4 million for the three months ended March 31, 2015 from $129.2 million for the three months ended March 31, 2014. The increase was primarily due to the average balance of interest earning assets increasing $2.80 billion, or 18.3%, to $18.16 billion at March 31, 2015 compared to $15.36 billion at March 31, 2014. This was partially offset by the average balance of our interest bearing liabilities increasing $385.6 million to $13.83 billion at March 31, 2015 compared to $13.44 billion at March 31, 2014, as well as the yield on our interest-earning assets decreasing 27 basis points to 3.86% for the three months ended March 31, 2015 from 4.13% for the three months ended March 31, 2014. The net interest spread decreased 29 points to 2.97% for the three months ended March 31, 2015 from 3.26% for the three months ended March 31, 2014 as the weighted average yield on interest earning assets declined 27 basis points and the weighted average cost of interest bearing liabilities increased 2 basis points.
Interest and Dividend Income. Total interest and dividend income increased by $16.5 million, or 10.4%, to $175.2 million for the three months ended March 31, 2015 from $158.6 million for the three months ended March 31, 2014. This increase is attributed to the average balance of interest-earning assets increasing $2.80 billion or 18.3%, to $18.16 billion for the three months ended March 31, 2015 from $15.36 billion for the three months ended March 31, 2014 as a result of organic growth primarily funded by the $2.15 billion capital raise completed in May 2014. This was partially offset by the weighted average yield on interest-earning assets decreasing 27 basis points to 3.86% for the three months ended March 31, 2015 compared to 4.13% for the three months ended March 31, 2014.

Interest income on loans increased by $13.1 million, or 9.0%, to $159.1 million for the three months ended March 31, 2015 from $146.0 million for the three months ended March 31, 2014, reflecting a $1.83 billion, or 13.9%, increase in the average balance of net loans to $15.05 billion for the three months ended March 31, 2015 from $13.22 billion for the three months ended March 31, 2014. The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and C&I loans increasing $1.06 billion, $638.8 million and $310.5 million, respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans, commercial real estate loans and C&I loans. These increases were partially offset by decreases in the average balance of residential and construction loans of $113.2 million and $45.7 million, respectively. In addition, the average yield on net loans decreased 19 basis points to 4.23% for the three months ended March 31, 2015 from 4.42% for the three months ended March 31, 2014 reflecting lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $4.6 million for the three months ended March 31, 2015 from $4.1 million for the three months ended March 31, 2014.

Interest income on all other interest-earning assets, excluding loans, increased by $3.5 million, or 27.3%, to $16.1 million for the three months ended March 31, 2015 from $12.7 million for the three months ended March 31, 2014. This increase is attributed to the average balance in all other interest-earning assets, excluding loans, increasing $971.5 million to $3.11 billion for the three months ended March 31, 2015 as the Company has grown the securities portfolio with short duration investments. This increase was offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 30 basis points to 2.07% for the three months ended March 31, 2015 compared to 2.37% for the three months ended March 31, 2014.
Interest Expense. Total interest expense increased by $1.3 million, or 4.4%, to $30.7 million for the three months ended March 31, 2015 from $29.4 million for the three months ended March 31, 2014. This increase is due to the average balance of total interest-bearing liabilities increasing by $385.6 million, or 2.9%, to $13.83 billion for the three months ended March 31, 2015 from $13.44 billion for the three months ended March 31, 2014. In addition, the weighted average cost of total interest-bearing liabilities increased 2 basis points to 0.89% for the three months ended March 31, 2015 from 0.87% March 31, 2014.

Interest expense on interest-bearing deposits increased $1.6 million, or 11.5%, to $16.0 million for the three months ended March 31, 2015 from $14.4 million for the three months ended March 31, 2014. This increase is due to the average balance of total interest-bearing deposits increasing $947.1 million, or 9.4%, to $11.03 billion for the three months ended March 31, 2015 from $10.09 billion for the three months ended March 31, 2014. In addition, the average cost of interest-bearing deposits increased one basis point to 0.58% for the three months ended March 31, 2015 from 0.57% for the three months ended March 31, 2014.

Interest expense on borrowed funds decreased by $364,000, or 2.4%, to $14.7 million for the three months ended March 31, 2015 from $15.1 million for the three months ended March 31, 2014. This is primarily a result of the average balance of borrowed funds decreasing by $561.5 million, or 16.7%, to $2.79 billion for the three months ended March 31, 2015 from $3.36 billion for the three months ended March 31, 2014. Although there was a decrease to the average balance, the average cost of borrowed funds increased 30 basis points to 2.10% for the three months ended March 31, 2015 from 1.80% for the three months ended March 31, 2014 as lower rate short-term borrowings matured.
Provision for Loan Losses. Our provision for loan losses was $9.0 million for each of the three months ended March 31, 2015 and March 31, 2014. For the three months ended March 31, 2015, net charge-offs were $1.1 million compared to $2.2 million for the three months ended March 31, 2014. Our provision for the three months ended March 31, 2015 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans and delinquent loans. While the economic and real estate conditions in our lending area have improved slightly, management is cautiously optimistic and continues to be prudent in assessing the Company's credit risk.
Non-Interest Income. Total non-interest income decreased by $3.4 million, or 28.6%, to $8.5 million for the three months ended March 31, 2015 from $11.9 million for the three months ended March 31, 2014. The decrease is primarily due to a $1.7 million decrease in other income related to the bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp ("Gateway") in the three months ended March 31, 2014. Additionally, fees and service charges and gain on securities transactions decreased by $808,000 and $489,000, respectively. Gain on loan transactions decreased by $427,000 to $1.2 million for the three months ended March 31, 2015 due to lower volume of sales in the secondary market.
Non-Interest Expenses. Total non-interest expenses decreased by $290,000, or 0.4%, to $76.9 million for the three months ended March 31, 2015 from $77.2 million for the three months ended March 31, 2014. Data processing, professional fees and occupancy expense have decreased by $714,000, $519,000 and $205,000, respectively, for the three months ended March 31, 2015. Included in non-interest expenses for the three months ended March 31, 2014 was $1.4 million in one time items related to the Gateway and Roma acquisitions. In addition, our FDIC insurance premium decreased $2.6 million due to the continued improvement in asset quality and additional capital raised in the second step offering. These decreases were offset by an increase in compensation and fringe benefits of $3.5 million primarily as a result of the staff additions to support our continued growth and normal merit increases. Full time equivalent employees were 1,704 as of March 31, 2015, an increase of 5% from March 31, 2014.
Income Tax Expense. Income tax expense was $25.1 million for the three months ended March 31, 2015, representing an effective tax rate of 37.5% for the three months ended March 31, 2015. Income tax expense was $20.5 million for the three months ended March 31, 2014, which includes the $680,000 tax benefit due to the write up of deferred tax asset as a result of a change in New York state tax law in the first quarter of 2014.

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

At March 31, 2015, the Company had overnight borrowings outstanding of $512.0 million with FHLB as compared to $265.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.16 billion at March 31, 2015, an increase of $395.5 million from $2.77 billion at December 31, 2014.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2015, outstanding commitments to originate loans totaled $741.0 million; outstanding unused lines of credit totaled $627.3 million; standby letters of credit totaled $21.3 million and outstanding commitments to sell loans totaled $35.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.40 billion at March 31, 2015. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
Regulatory Matters. In July 2013, the Federal Deposit insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. In doing so, the Final Capital Rules:

•
Established a new minimum Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to total risk-weighted assets) of 4.5% and increased the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%, while maintaining the minimum Total risk-based capital ratio of 8.0% and the minimum Tier 1 leverage capital ratio of 4.0%.

•	Revised the rules for calculating risk-weighted assets to enhance their risk sensitivity.

•	Phased out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital.

•
Added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5%.

•
Changed the definitions of capital categories for insured depository institutions for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions. Under these revised definitions, to be considered well-capitalized, an insured depository institution must have a Tier 1 leverage capital ratio of at least 5.0%, a Common equity tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met.
As of March 31, 2015, the Bank and the Company exceeded all regulatory capital requirements as follows:

	March 31, 2015
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,394,430	12.72%	$752,990	4.00%	$941,238	5.00%
Common equity tier 1 risk-based	2,394,430	16.64%	647,443	4.50%	935,195	6.50%
Tier 1 Risk Based Capital	2,394,430	16.64%	863,257	6.00%	1,151,009	8.00%
Total Risk-Based Capital	2,574,636	17.89%	1,151,010	8.00%	1,438,763	10.00%

Company:
Tier 1 Leverage Ratio	$3,493,768	18.54%	$753,777	4.00%	$942,221	5.00%
Common equity tier 1 risk-based	3,493,768	24.24%	648,618	4.50%	936,893	6.50%
Tier 1 Risk Based Capital	3,493,768	24.24%	864,824	6.00%	1,153,099	8.00%
Total Risk-Based Capital	3,674,296	25.49%	1,153,099	8.00%	1,441,374	10.00%
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2015:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$3,161,613	847,188	275,000	324,907	1,714,518
Commitments to originate and purchase loans	$740,955	740,955	—	—	—
Commitments to sell loans	$35,000	35,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $50.0 million of the borrowings are callable at the option of the lender. Additionally, at March 31, 2015, the Company’s commitments to fund unused lines of credit totaled $627.3 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of March 31, 2015 have not changed significantly from December 31, 2014.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2014 Annual Report on Form 10-K.

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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At March 31, 2015 approximately 37% of our residential portfolio was in variable rate products, while 63% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
The net interest income analysis uses data derived from an asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually over a one year period. Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2015, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,297,701	(225,799)	(6.4)%	$530,992	(34,032)	(6.0)%
0bp	$3,523,500	—	—	$565,024	—	—
-100bp	$3,252,134	(271,366)	(7.7)%	$564,775	(249)	(0.04)%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2015, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 6.4% decrease in NPV and a $34.0 million, or 6.0%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 7.7% decrease in NPV and a $249,000, or 0.04%, decrease in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2015 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs
January 1, 2015 through January 31, 2015	—	$—	—	—
February 1, 2015 through February 28, 2015	—	—	—	—
March 1, 2015 through March 31, 2015	2,950,000	11.77	34,709,150	14,961,561
Total	2,950,000	$11.77	$34,709,150	14,961,561
(1) On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of its second step conversion. Accordingly, the Board of Directors authorized the repurchase of up to 17,911,561 shares.

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

INVESTORS BANCORP, INC.

Date: May 11, 2015	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)