Form 10-Q
period 2015-06-30
Investors Bancorp, Inc.
filed 2015-08-07
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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

As of August 3, 2015, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 345,503,955 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and cash equivalents	$228,967	230,961
Securities available-for-sale, at estimated fair value	1,276,766	1,197,924
Securities held-to-maturity, net (estimated fair value of $1,812,785 and $1,609,365 at June 30, 2015 and December 31, 2014, respectively)	1,760,558	1,564,479
Loans receivable, net	15,475,787	14,887,570
Loans held-for-sale	363,048	6,868
Stock in the Federal Home Loan Bank	186,412	151,287
Accrued interest receivable	57,817	55,267
Other real estate owned	9,212	7,839
Office properties and equipment, net	167,588	160,899
Net deferred tax asset	239,411	231,898
Bank owned life insurance	157,215	161,609
Goodwill and Intangible assets	105,263	106,705
Other assets	9,372	10,333
Total assets	$20,037,416	18,773,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$12,872,829	12,172,326
Borrowed funds	3,446,121	2,766,104
Advance payments by borrowers for taxes and insurance	86,643	69,893
Other liabilities	223,369	187,461
Total liabilities	16,628,962	15,195,784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at June 30, 2015 and December 31, 2014; 347,752,205 and 358,012,895 outstanding at June 30, 2015 and December 31, 2014, respectively	3,591	3,591
Additional paid-in capital	2,775,479	2,863,108
Retained earnings	877,211	836,639
Treasury stock, at cost; 11,318,647 and 1,057,957 shares at June 30, 2015 and December 31, 2014, respectively	(136,872)	(11,131)
Unallocated common stock held by the employee stock ownership plan	(89,580)	(91,948)
Accumulated other comprehensive loss	(21,375)	(22,404)
Total stockholders’ equity	3,408,454	3,577,855
Total liabilities and stockholders’ equity	$20,037,416	18,773,639
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$165,515	$149,531	$324,567	$295,501
Securities:
Equity	24	21	48	65
Government-sponsored enterprise obligations	12	12	23	24
Mortgage-backed securities	13,385	10,992	26,202	20,105
Municipal bonds and other debt	1,024	1,548	2,616	2,802
Interest-bearing deposits	27	274	56	309
Federal Home Loan Bank stock	1,542	1,711	3,176	3,908
Total interest and dividend income	181,529	164,089	356,688	322,714
Interest expense:
Deposits	16,429	14,385	32,448	28,757
Borrowed Funds	16,548	14,941	31,247	30,004
Total interest expense	32,977	29,326	63,695	58,761
Net interest income	148,552	134,763	292,993	263,953
Provision for loan losses	7,000	8,000	16,000	17,000
Net interest income after provision for loan losses	141,552	126,763	276,993	246,953
Non-interest income
Fees and service charges	4,578	5,325	8,602	10,157
Income on bank owned life insurance	975	1,034	2,012	1,965
Gain on loan transactions, net	3,104	1,263	4,323	2,909
Gain on securities transactions	42	108	84	639
Gain on sale of other real estate owned, net	238	333	310	464
Other income	2,648	2,110	4,787	5,981
Total non-interest income	11,585	10,173	20,118	22,115
Non-interest expense
Compensation and fringe benefits	45,344	53,213	88,676	93,029
Advertising and promotional expense	2,737	3,385	5,272	5,954
Office occupancy and equipment expense	11,996	12,232	24,542	24,983
Federal deposit insurance premiums	2,400	4,000	4,600	8,800
Stationery, printing, supplies and telephone	786	1,183	1,637	2,396
Professional fees	4,442	3,774	7,713	7,564
Data processing service fees	5,346	7,141	10,796	13,305
Contribution to charitable foundation	—	20,000	—	20,000
Other operating expenses	6,785	7,226	13,508	13,322
Total non-interest expenses	79,836	112,154	156,744	189,353
Income before income tax expense	73,301	24,782	140,367	79,715
Income tax expense	26,939	9,596	52,058	30,111
Net income	$46,362	$15,186	$88,309	$49,604
Basic and Diluted earnings per share	$0.14	$0.04	$0.26	$0.14
Weighted average shares outstanding
Basic	333,277,572	344,455,224	338,727,198	345,003,202
Diluted	336,452,548	347,980,539	341,869,777	349,116,256
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$46,362	$15,186	$88,309	$49,604
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	208	109	414	218
Unrealized (loss) gain on securities available-for-sale	(5,624)	3,155	(528)	5,885
Accretion of loss on securities reclassified to held to maturity	380	436	761	869
Reclassification adjustment for security gains included in net income	—	(4)	—	(138)
Other-than-temporary impairment accretion on debt securities	189	199	382	397
Total other comprehensive (loss) income	(4,847)	3,895	1,029	7,231
Total comprehensive income	$41,515	$19,081	$89,338	$56,835

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2013	1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	49,604	—	—	—	49,604
Other comprehensive income, net of tax	—	—	—	—	—	7,231	7,231
Corporate Reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—		—	(13,524)	—	—	(13,524)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,682	—	—	—	—	13,682
Net tax benefit from stock-based compensation	—	2,636	—	—	—	—	2,636
Option Exercise	—	3,811	—	4,577	—	—	8,388
Cash dividend paid ($0.04 per common share)	—	—	(13,954)	—	—	—	(13,954)
ESOP shares allocated or committed to be released	—	836	—	—	1,356	—	2,192
Balance at June 30, 2014	3,582	2,856,902	783,123	(11,592)	(94,597)	(18,465)	3,518,953

Balance at December 31, 2014	3,591	2,863,108	836,639	(11,131)	(91,948)	(22,404)	3,577,855
Net income	—	—	88,309	—	—	—	88,309
Other comprehensive income, net of tax	—	—	—	—	—	1,029	1,029
Purchase of treasury stock (17,951,462 shares)	—	—	—	(215,070)	—	—	(215,070)
Treasury stock allocated to restricted stock plan	—	(85,897)	5,473	80,424	—	—	—
Compensation cost for stock options and restricted stock	—	355	—	—	—	—	355
Net tax benefit from stock-based compensation	—	1,453	—	—	—	—	1,453
Option exercise	—	(3,945)	—	8,905	—	—	4,960
Cash dividend paid ($0.15 per common share)	—	—	(53,210)	—	—	—	(53,210)

ESOP shares allocated or committed to be released	—	405	—	—	2,368	—	2,773
Balance at June 30, 2015	$3,591	2,775,479	877,211	(136,872)	(89,580)	(21,375)	3,408,454

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$88,309	49,604
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	10,000
ESOP and stock-based compensation expense	3,128	15,874
Amortization of premiums and accretion of discounts on securities, net	6,950	3,531
Amortization of premiums and accretion of fees and costs on loans, net	(2,744)	2,062
Amortization of intangible assets	1,708	1,935
Provision for loan losses	16,000	17,000
Depreciation and amortization of office properties and equipment	6,210	5,756
Gain on securities, net	(84)	(639)
Mortgage loans originated for sale	(131,793)	(62,771)
Proceeds from mortgage loan sales	125,209	91,643
Gain on sales of mortgage loans, net	(2,264)	(1,238)
Gain on sale of other real estate owned	(310)	(464)
Gain on bargain purchase	—	(1,482)
Income on bank owned life insurance	(2,012)	(1,965)
Increase in accrued interest receivable	(2,550)	(5,071)
Deferred tax benefit	(8,076)	115
Decrease in other assets	1,030	8,036
Increase in other liabilities	36,613	47,768
Total adjustments	47,015	130,090
Net cash provided by operating activities	135,324	179,694
Cash flows from investing activities:
Purchases of loans receivable	(23,841)	(149,404)
Net originations of loans receivable	(954,848)	(564,397)
Proceeds from sale of loans held for investment	28,561	1,670
Gain on disposition of loans held for investment	(2,059)	(1,670)
Net proceeds from sale of foreclosed real estate	1,985	4,025
Purchases of mortgage-backed securities held to maturity	(319,848)	(679,906)
Purchases of debt securities held-to-maturity	(20,209)	(2,990)
Purchases of mortgage-backed securities available-for-sale	(200,736)	(388,798)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	118,678	62,231
Proceeds from paydowns on equity securities available for sale	254	293
Proceeds from paydowns/maturities on debt securities held-to-maturity	1,203	8,317
Proceeds from calls/maturities on debt securities held-to-maturity	23,367	—
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	116,376	70,865

Proceeds from sales of mortgage-backed securities available-for-sale	—	37,682
Proceeds from maturity of US Government and Agency Obligations available-for-sale	14	3,000
Proceeds from sale of equity securities available for sale	—	13,411
Redemption of equity securities available-for-sale	—	164
Proceeds from redemptions of Federal Home Loan Bank stock	93,596	104,080
Purchases of Federal Home Loan Bank stock	(128,721)	(68,749)
Purchases of office properties and equipment	(12,899)	(15,083)
Death benefit proceeds from bank owned life insurance	6,406	1,188
Cash received from MHC for merger	—	11,307
Cash received, net of cash consideration paid for acquisitions	—	17,917
Net cash used in investing activities	(1,272,721)	(1,534,847)
Cash flows from financing activities:
Net increase in deposits	700,503	272,953
Net proceeds from sale of common stock	—	2,149,893
Loan to ESOP for purchase of common stock	—	(66,174)
(Repayments) proceeds of funds borrowed under other repurchase agreements	—	(98,205)
Net increase (decrease) in other borrowings	680,017	(845,169)
Net increase in advance payments by borrowers for taxes and insurance	16,750	9,011
Dividends paid	(53,210)	(13,954)
Exercise of stock options	4,960	8,388
Purchase of treasury stock	(215,070)	(13,524)
Net tax benefit from stock-based compensation	1,453	2,636
Net cash provided by financing activities	1,135,403	1,405,855
Net (increase) decrease in cash and cash equivalents	(1,994)	50,702
Cash and cash equivalents at beginning of period	230,961	250,689
Cash and cash equivalents at end of period	$228,967	301,391
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$3,383	2,679
Cash paid during the year for:
Interest	63,498	58,600
Income taxes	48,140	46,850
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	50,347
Loans	—	195,062
Goodwill and other intangible assets, net	—	1,853
Other assets	—	21,343
Total non-cash assets acquired	—	268,605
Liabilities assumed:
Deposits	—	254,672
Borrowings	—	5,185
Other liabilities	—	3,184
Total liabilities assumed	—	263,041

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp was the former mid tier holding company for Investors Bank. Prior to completion of the second step conversion, approximately 62% of the shares of common stock of Old Investors Bancorp was owned by Investors Bancorp, MHC. In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor under the name Investors Bancorp, Inc. The second step conversion was completed May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock, as such all share information prior to May 7, 2014 has been adjusted to reflect the ratio. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC were immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

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

2.     Stock Transactions
Stock Repurchase Programs
In connection with the second step conversion completed on May 7, 2014, the existing stock repurchase plan was terminated. Under applicable federal regulations, the Company was not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from the Federal Reserve Board. On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of its second step conversion. Accordingly, the Board of Directors authorized the repurchase of 17,911,561 shares.
On June 9, 2015, the Company announced its second share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 34,779,211 shares. The new repurchase program commenced immediately upon completion of the first repurchase plan on June 30, 2015.
During the six months ended June 30, 2015, the Company purchased 17,951,462 shares at a cost of $215.1 million, or approximately $11.98 per share.

3.    Business Combinations
On January 10, 2014, the Company completed its acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank ("Gateway"), which operated 4 branches in Gloucester County, New Jersey. After the purchase accounting adjustments, the Company added $254.7 million in customer deposits and acquired $195.1 million in loans. This transaction generated $1.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by Financial Accounting Standards Board ("FASB") ASC 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The acquisition resulted in a bargain purchase gain of $1.5 million, net of tax. In conjunction with the acquisition, Investors Bancorp issued 1,945,079 shares to Investors Bancorp, MHC which was determined using the closing average twenty day stock price of Investors Bancorp's common stock. GCF Bank was merged into the Bank as of the acquisition date.
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
Deposits / Core Deposit Premium. Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition.  The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and is valued utilizing Level 2 inputs.
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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2015			2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$46,362			$15,186
Basic earnings per share:
Income available to common stockholders	$46,362	333,277,572	$0.14	$15,186	344,455,224	$0.04
Effect of dilutive common stock equivalents (1)		3,174,976			3,525,315
Diluted earnings per share:
Income available to common stockholders	$46,362	336,452,548	$0.14	$15,186	347,980,539	$0.04
(1) For the three months ended June 30, 2015 and 2014, there were 18,454,239 and 114,750 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2015			2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$88,309			$49,604
Basic earnings per share:
Income available to common stockholders	$88,309	338,727,198	$0.26	$49,604	345,003,202	$0.14
Effect of dilutive common stock equivalents (1)		3,142,579			4,113,054
Diluted earnings per share:
Income available to common stockholders	$88,309	341,869,777	$0.26	$49,604	349,116,256	$0.14
(1) For the six months ended June 30, 2015 and 2014, there were 18,454,239 and 114,750 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At June 30, 2015
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$6,717	2,084	—	8,801
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	514,470	5,446	1,240	518,676
Federal National Mortgage Association	744,399	6,890	2,116	749,173
Government National Mortgage Association	115	1	—	116
Total mortgage-backed securities available-for-sale	1,258,984	12,337	3,356	1,267,965
Total available-for-sale securities	$1,265,701	14,421	3,356	1,276,766

	At June 30, 2015
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,311	—	4,311	28	—	4,339
Municipal bonds	21,162	—	21,162	880	—	22,042
Corporate and other debt securities	59,174	(24,402)	34,772	43,145	—	77,917
Total debt securities held-to-maturity	84,647	(24,402)	60,245	44,053	—	104,298
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	519,806	(3,096)	516,710	3,756	1,701	518,765
Federal National Mortgage Association	1,162,740	(3,276)	1,159,464	9,780	3,738	1,165,506
Government National Mortgage Association	24,058	—	24,058	77	—	24,135
Federal Housing Authorities	81	—	81	—	—	81
Total mortgage-backed securities held-to-maturity	1,706,685	(6,372)	1,700,313	13,613	5,439	1,708,487
Total held-to-maturity securities	$1,791,332	(30,774)	1,760,558	57,666	5,439	1,812,785

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
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other than temporary impairment ("OTTI") charge is recognized on a held-to-maturity security, through the date of the balance sheet.

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

Gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$162,028	1,238	6,344	2	168,372	1,240
Federal National Mortgage Association	203,132	1,499	32,211	617	235,343	2,116
Total mortgage-backed securities available-for-sale	365,160	2,737	38,555	619	403,715	3,356
Total available-for-sale securities	$365,160	2,737	38,555	619	403,715	3,356
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$225,123	1,272	5,586	429	230,709	1,701
Federal National Mortgage Association	334,309	2,961	30,886	777	365,195	3,738
Total mortgage-backed securities held-to-maturity	559,432	4,233	36,472	1,206	595,904	5,439
Total held-to-maturity securities	$559,432	4,233	36,472	1,206	595,904	5,439
Total	$924,592	6,970	75,027	1,825	999,619	8,795

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$76,525	426	60,394	582	136,919	1,008
Federal National Mortgage Association	67,017	50	52,519	1,134	119,536	1,184
Total mortgage-backed securities available-for-sale	143,542	476	112,913	1,716	256,455	2,192
Total available-for-sale securities	143,542	476	112,913	1,716	256,455	2,192
Held-to-maturity:
Debt securities:
Corporate and other debt securities	$674	40	233	327	907	367
Total debt securities held-to-maturity	674	40	233	327	907	367
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	199,962	1,043	47,892	835	247,854	1,878
Federal National Mortgage Association	145,520	371	37,517	847	183,037	1,218
Government National Mortgage Association	27,116	20	—	—	27,116	20
Total mortgage-backed securities held-to-maturity	372,598	1,434	85,409	1,682	458,007	3,116
Total held-to-maturity securities	$373,272	1,474	85,642	2,009	458,914	3,483
Total	$516,814	1,950	198,555	3,725	715,369	5,675
At June 30, 2015 gross unrealized losses relate to our mortgage-backed-security portfolio which are securities issued by U.S. Government Sponsored Enterprises. The fair value of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates. The gross unrealized losses at December 31, 2014 also relate to our mortgage-backed-security portfolio as well as our corporate and other debt securities whose estimated fair value has been adversely impacted by the economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities.
At June 30, 2015, the portfolio of corporate and other debt securities includes trust preferred securities ("TruPS") with an amortized cost and estimated fair values of $34.8 million and $77.9 million, respectively. The following table summarizes the Company’s pooled trust preferred securities as of June 30, 2015 excluding one trust preferred security for which the Company previously recorded a net other-than-temporary impairment charge which resulted in a zero net book balance for the security. At June 30, 2015 the security had a fair value of $159,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$363	$787	$424	31	7.62%	6.85%	—%	Caa3 / C
Alesco PF III	B1	939	2,087	1,148	29	12.35%	7.26%	—%	Ca / C
Alesco PF III	B2	376	835	459	29	12.35%	7.26%	—%	Ca / C
Alesco PF IV	B1	449	839	389	38	1.19%	9.11%	—%	C / C
Alesco PF VI	C2	828	1,852	1,024	42	7.61%	11.29%	—%	Ca / C
MM Comm III	B	172	3,159	2,987	6	30.00%	5.72%	12.84%	Ba1 / BB
MMCaps XVII	C1	1,835	2,722	887	32	13.45%	7.47%	—%	Caa1 / C
MMCaps XIX	C	624	1,009	384	36	22.45%	8.40%	—%	C / C
Tpref I	B	1,677	2,531	855	5	54.22%	11.07%	—%	Ca / WD
Tpref II	B	4,467	6,489	2,022	20	34.91%	7.91%	—%	Caa3 / C
US Cap I	B2	997	1,980	983	31	10.51%	6.68%	—%	B3 / C
US Cap I	B1	2,973	5,939	2,966	31	10.51%	6.68%	—%	B3 / C
US Cap II	B1	1,565	3,249	1,684	35	13.42%	9.90%	—%	B3 / C
US Cap III	B1	2,020	3,311	1,291	29	16.22%	9.50%	—%	Caa2 / C
Trapeza XII	C1	2,040	5,059	3,019	33	20.01%	9.61%	—%	C / C
Trapeza XIII	C1	2,166	5,883	3,717	48	13.46%	9.34%	—%	Ca / CC
Pretsl XXII	A1	508	1,439	931	72	19.12%	11.89%	31.40%	A1 / A
Pretsl XXIV	A1	1,510	4,073	2,563	62	26.55%	12.31%	24.85%	A3 / BBB
Pretsl IV	Mez	154	222	68	6	18.05%	6.72%	19.00%	B1 / BB
Pretsl VII	Mez	522	2,277	1,755	12	47.77%	9.63%	—%	Ca / WD
Pretsl XV	B1	943	2,462	1,519	59	11.61%	12.48%	—%	Caa3 / C
Pretsl XVII	C	852	2,003	1,151	36	21.14%	16.12%	—%	C / CC
Pretsl XVIII	C	1,816	3,507	1,689	49	22.74%	9.37%	—%	Ca / C
Pretsl XIX	C	811	1,796	983	53	5.19%	12.61%	—%	C / C
Pretsl XX	C	481	1,168	687	45	20.31%	12.18%	—%	Ca / C
Pretsl XXI	C1	824	3,656	2,833	52	18.55%	11.25%	—%	Ca / C
Pretsl XXIII	A-FP	348	1,777	1,430	94	18.90%	10.99%	18.28%	Aa2 / BBB
Pretsl XXIV	C1	772	1,356	585	62	26.55%	12.31%	—%	C / C
Pretsl XXV	C1	513	1,321	809	52	23.39%	11.11%	—%	C / C
Pretsl XXVI	C1	597	1,545	948	55	23.36%	10.65%	—%	C / C
Pref Pretsl IX	B2	405	953	548	28	25.48%	8.59%	—%	B3 / C
Pretsl X	C2	225	472	248	32	26.90%	9.32%	—%	Caa1 / C
		$34,772	$77,758	$42,986

(1)	At June 30, 2015, current deferrals and defaults as a percent of collateral ranged from 1.2% to 54.2%.

(2)	At June 30, 2015, expected deferrals and defaults as a percent of remaining collateral ranged from 5.7% to 16.1%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity, are shown below.

	June 30, 2015
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$17,990	17,992
Due after one year through five years	2,477	2,504
Due after five years through ten years	—	—
Due after ten years	39,778	83,802
Total	$60,245	104,298
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At June 30, 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the period ended June 30, 2015. At June 30, 2015, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $24.4 million ($14.4 million after-tax) and is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance of credit related OTTI, beginning of period	$107,844	111,375	$108,817	$112,235
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(972)	(853)	(1,945)	(1,713)
Balance of credit related OTTI, end of period	$106,872	110,522	106,872	110,522

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

Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three and six months ended June 30, 2015, the Company recognized gains on available-for-sale securities of $42,000 and $84,000 which were related to capital distributions of equity securities from the available-for-sale portfolio. For the three and six months ended June 30, 2015 there were no losses recognized.
For the three and six months ended June 30, 2014, the Company recognized gains on available-for-sale securities of $108,000 and $639,000, of which $108,000 and $116,000 were related to capital distributions of equity securities from the available-for-sale portfolio. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security during the six months ended June 30, 2014. Proceeds from the sale of that security was $911,000 which resulted in gross realized gains of $474,000. In addition, for the three months ended June 30, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the three months ended June 30, 2014 there were 0 losses recognized.

6.    Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Multi-family loans	$5,680,879	5,048,477
Commercial real estate loans	3,395,624	3,139,824
Commercial and industrial loans	777,212	544,402
Construction loans	189,419	143,664
Total commercial loans	10,043,134	8,876,367
Residential mortgage loans	5,189,180	5,764,896
Consumer and other loans	461,311	440,500
Total loans excluding PCI loans	15,693,625	15,081,763
PCI loans	13,922	17,789
Net unamortized premiums and deferred loan costs (1)	(17,798)	(11,698)
Allowance for loan losses	(213,962)	(200,284)
Net loans	$15,475,787	14,887,570
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired in the Gateway Financial acquisition as of January 10, 2014:

January 10, 2014
(In thousands)
Contractually required principal and interest	$4,172
Contractual cash flows not expected to be collected (non-accretable difference)	(1,024)
Expected cash flows to be collected	3,148
Interest component of expected cash flows (accretable yield)	(216)
Fair value of acquired loans	$2,932

The following table presents changes in the accretable yield for PCI loans during the three an six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	855	1,678	971	4,154
Acquisitions	—	—	—	216
Accretion (1)	(115)	(277)	(231)	(2,969)
Net reclassification from non-accretable difference	—	—	—	—
Balance, end of period	$740	1,401	$740	1,401
(1) Includes the impact of PCI loans transferred to held for sale at lower cost or market as of March 31, 2014.

Allowance for Loan Loss
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of the period	$208,181	$180,706	$200,284	$173,928
Loans charged off	(2,378)	(4,007)	(4,277)	(7,103)
Recoveries	1,159	1,371	1,955	2,245
Net charge-offs	(1,219)	(2,636)	(2,322)	(4,858)
Provision for loan losses	7,000	8,000	16,000	17,000
Balance at end of the period	$213,962	$186,070	$213,962	$186,070
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the six months ended June 30, 2015, the Company recorded charge-offs related to PCI loans acquired of $133,000.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. We also analyze historical loss experience using the appropriate look-back and loss emergence period. The loss factors used are based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The allowance contains reserves identified as unallocated. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained bi-annually for loans rated special mention with a balance of $1.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans including PCI loans, by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(34)	(646)	(279)	(307)	(2,710)	(301)	—	(4,277)
Recoveries	27	400	219	258	889	162	—	1,955
Provision	8,136	281	7,501	(77)	73	788	(702)	16,000
Ending balance-June 30, 2015	$79,276	44,065	28,200	6,362	46,188	3,996	5,875	213,962

Individually evaluated for impairment	$175	—	—	—	1,923	—	—	2,098
Collectively evaluated for impairment	79,101	44,065	28,200	6,362	44,265	3,996	5,875	211,864
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at June 30, 2015	$79,276	44,065	28,200	6,362	46,188	3,996	5,875	213,962

Loans:
Individually evaluated for impairment	$3,762	18,434	3,137	2,402	24,523	175	—	52,433
Collectively evaluated for impairment	5,677,117	3,377,190	774,075	187,017	5,164,657	461,136	—	15,641,192
Loans acquired with deteriorated credit quality	637	7,044	56	1,786	3,961	438	—	13,922
Balance at June 30, 2015	$5,681,516	3,402,668	777,268	191,205	5,193,141	461,749	—	15,707,547

	December 31, 2014
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928
Charge-offs	(323)	(6,147)	(2,447)	(640)	(7,715)	(972)	—	(18,244)
Recoveries	3,784	201	516	799	1,783	17	—	7,100
Provision	25,583	3,319	13,417	(2,618)	2,108	2,141	(6,450)	37,500
Ending balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Individually evaluated for impairment	$—	274	—	—	1,865	—	—	2,139
Collectively evaluated for impairment	71,147	43,756	20,759	6,488	46,071	3,347	6,577	198,145
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Loans:
Individually evaluated for impairment	$4,111	22,995	3,310	6,798	23,285	—	—	60,499
Collectively evaluated for impairment	5,044,366	3,116,829	541,092	136,866	5,741,611	440,500	—	15,021,264
Loans acquired with deteriorated credit quality	637	7,329	56	4,732	4,581	454	—	17,789
Balance at December 31, 2014	$5,049,114	3,147,153	544,458	148,396	5,769,477	440,954	—	15,099,552
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
Watch - A "Watch" asset has all the characteristics of a Pass asset but warrant more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk.
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
The following tables present the risk category of loans as of June 30, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	June 30, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,296,044	290,766	66,617	27,452	—	—	5,680,879
Commercial real estate	2,989,632	311,228	25,620	69,144	—	—	3,395,624
Commercial and industrial	611,940	130,549	20,791	13,932	—	—	777,212
Construction	175,116	8,993	2,175	3,135	—	—	189,419
Total commercial loans	9,072,732	741,536	115,203	113,663	—	—	10,043,134
Residential mortgage	5,067,090	—	27,934	94,156	—	—	5,189,180
Consumer and other	453,983	—	1,806	5,522	—	—	461,311
Total	$14,593,805	741,536	144,943	213,341	—	—	15,693,625

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$4,710,124	247,921	62,886	27,546	—	—	5,048,477
Commercial real estate	2,757,949	276,660	29,248	75,967	—	—	3,139,824
Commercial and industrial	405,021	110,374	20,321	8,686	—	—	544,402
Construction	134,356	2,228	2,075	5,005	—	—	143,664
Total commercial loans	8,007,450	637,183	114,530	117,204	—	—	8,876,367
Residential mortgage	5,641,190	—	29,710	93,996	—	—	5,764,896
Consumer and other	433,968	—	2,339	4,193	—	—	440,500
Total	$14,082,608	637,183	146,579	215,393	—	—	15,081,763

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	June 30, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$221	—	3,534	3,755	5,677,124	5,680,879
Commercial real estate	1,397	812	10,683	12,892	3,382,732	3,395,624
Commercial and industrial	2,209	—	2,160	4,369	772,843	777,212
Construction	—	—	865	865	188,554	189,419
Total commercial loans	3,827	812	17,242	21,881	10,021,253	10,043,134
Residential mortgage	20,621	12,225	76,485	109,331	5,079,849	5,189,180
Consumer and other	1,305	500	5,347	7,152	454,159	461,311
Total	$25,753	13,537	99,074	138,364	15,555,261	15,693,625

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$698	239	2,989	3,926	5,044,551	5,048,477
Commercial real estate	6,566	778	13,940	21,284	3,118,540	3,139,824
Commercial and industrial	792	395	2,903	4,090	540,312	544,402
Construction	—	—	4,345	4,345	139,319	143,664
Total commercial loans	8,056	1,412	24,177	33,645	8,842,722	8,876,367
Residential mortgage	23,712	8,900	75,610	108,222	5,656,674	5,764,896
Consumer and other	1,334	1,006	4,211	6,551	433,949	440,500
Total	$33,102	11,318	103,998	148,418	14,933,345	15,081,763
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	June 30, 2015		December 31, 2014
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Multi-family	6	$4,090	2	$2,989
Commercial real estate	36	12,983	36	13,940
Commercial and industrial	7	2,160	11	2,903
Construction	3	865	7	4,345
Total commercial loans	52	20,098	56	24,177
Residential mortgage and consumer	422	86,614	406	84,182
Total non-accrual loans	474	$106,712	462	$108,359
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2015, these loans are comprised of 20 residential TDR loans totaling

$4.8 million, 5 commercial TDR loans totaling $2.3 million and 1 multi-family TDR loan totaling $556,000. There were 5 residential TDR loans totaling $1.0 million which were also 30-89 days delinquent and classified as non-accrual. As of December 31, 2014, these loans are comprised of 5 residential TDR loans totaling $1.5 million. There were 10 residential TDR loans totaling $2.9 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of June 30, 2015, PCI loans with a carrying value of $13.9 million included $8.9 million of which were current and $5.0 million of which were 90 days or more delinquent. As of December 31, 2014, PCI loans with a carrying value of $17.8 million included $9.2 million of which were current and $8.6 million of which were 90 days or more delinquent.
At June 30, 2015 and December 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $52.4 million and $60.5 million, respectively, with allocations of the allowance for loan losses of $2.1 million and $2.1 million, respectively. During the three months ended June 30, 2015 and 2014, interest income received and recognized on these loans totaled $1.7 million and $466,000, respectively. During the six months ended June 30, 2015 and 2014, interest income received and recognized on these loans totaled $2.3 million and $1.1 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of June 30, 2015 and
December 31, 2014:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$1,888	5,602	—	2,701	22
Commercial real estate	18,434	23,139	—	18,958	552
Commercial and industrial	3,137	3,137	—	2,541	35
Construction	2,402	2,402	—	9,466	73
Total commercial loans	25,861	34,280	—	33,666	682
Residential mortgage and consumer	7,919	10,598	—	7,060	590
With an allowance recorded:
Multi-family	1,874	1,874	175	1,992	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	1,874	1,874	175	1,992	—
Residential mortgage and consumer	16,779	17,046	1,923	16,612	1,059
Total:
Multi-family	3,762	7,476	175	4,693	22
Commercial real estate	18,434	23,139	—	18,958	552
Commercial and industrial	3,137	3,137	—	2,541	35
Construction	2,402	2,402	—	9,466	73
Total commercial loans	27,735	36,154	175	35,658	682
Residential mortgage and consumer	24,698	27,644	1,923	23,672	1,649
Total impaired loans	$52,433	63,798	2,098	59,330	2,331

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$4,111	7,846	—	4,746	135
Commercial real estate	19,901	23,601	—	17,056	879
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	34,120	44,049	—	37,396	1,576
Residential mortgage and consumer	6,755	8,830	—	6,606	370
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	3,094	4,760	274	3,106	72
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	3,094	4,760	274	3,106	72
Residential mortgage and consumer	16,530	16,882	1,865	16,547	507
Total:
Multi-family	4,111	7,846	—	4,746	135
Commercial real estate	22,995	28,361	274	20,162	951
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	37,214	48,809	274	40,502	1,648
Residential mortgage and consumer	23,285	25,712	1,865	23,153	877
Total impaired loans	$60,499	74,521	2,139	63,655	2,525
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
Substantially all of our TDR loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. Restructured loans remain on non accrual status until there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following table presents the total troubled debt restructured loans at June 30, 2015 and December 31, 2014. There were two residential PCI loans that were classified as TDRs and are included in the table below at June 30, 2015. There were no PCI loans classified as a TDR for the period ended December 31, 2014.

	June 30, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	2	$777	2	$777
Commercial real estate	5	12,960	6	5,479	11	18,439
Commercial and industrial	2	1,209	—	—	2	1,209
Construction	2	1,596	1	805	3	2,401
Total commercial loans	9	15,765	9	7,061	18	22,826
Residential mortgage and consumer	39	13,871	40	10,613	79	24,484
Total	48	$29,636	49	$17,674	97	$47,310

	December 31, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	2	$1,122	—	$—	2	$1,122
Commercial real estate	8	15,250	1	3,197	9	18,447
Commercial and industrial	2	1,381	—	—	2	1,381
Construction	2	3,066	—	—	2	3,066
Total commercial loans	14	20,819	1	3,197	15	24,016
Residential mortgage and consumer	41	14,805	29	8,456	70	23,261
Total	55	$35,624	30	$11,653	85	$47,277

The following table presents information about troubled debt restructurings that occurred during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Commercial real estate	1	$78	$78	1	$1,108	$1,108
Residential mortgage and consumer	6	913	913	1	191	191

	Six Months Ended June 30,
	2015			2014
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Commercial real estate	1	$78	$78	1	$1,108	$1,108
Construction	1	1,326	1,326	—	—	—
Residential mortgage and consumer	13	2,454	2,454	7	2,546	2,546

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependant TDRs during the three and six months ended June 30, 2015 and 2014. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.9 million and $1.9 million at June 30, 2015 and December 31, 2014, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. For the three and six months ended June 30, 2015, the commercial and construction loans which qualified as a TDR involved the maturity and payment terms being modified. As of June 30, 2015 and 2014, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Commercial real estate	1	5.00	5.00	1	8.00	8.00
Residential mortgage and consumer	6	5.89	3.54	1	5.25	3.25

	Six Months Ended June 30,
	2015			2014
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Commercial real estate	1	5.00	5.00	1	8.00	8.00
Construction	1	5.00	5.00	—	—	—
Residential mortgage and consumer	13	5.18	3.42	7	5.18	3.57
Loans modified as TDRs in the previous 12 months to June 30, 2015, for which there was a payment default consisted of 2 residential loans with a recorded investment of $614,000 million at June 30, 2015. Loans modified as TDRs in the previous 12 months to June 30, 2014, for which there was a payment default consisted of 3 residential loans with a recorded investment of $882,000 at June 30, 2014.

7.     Deposits
Deposits are summarized as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Checking accounts	$3,978,675	$3,892,839
Money market deposits	3,476,237	3,390,238
Savings	2,265,451	2,318,911
Total transaction accounts	9,720,363	9,601,988
Certificates of deposit	3,152,466	2,570,338
Total deposits	$12,872,829	$12,172,326

8.    Goodwill and Other Intangible Assets
The carrying amount of goodwill at June 30, 2015 and December 31, 2014 was approximately $77.6 million.

The following table summarizes other intangible assets as of June 30, 2015 and December 31, 2014:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2015
Mortgage Servicing Rights	$22,893	(8,229)	(121)	14,543
Core Deposit Premiums	25,058	(12,084)	—	12,974
Other	300	(125)	—	175
Total other intangible assets	$48,251	(20,438)	(121)	27,692

December 31, 2014
Mortgage Servicing Rights	$23,925	(9,543)	(121)	14,261
Core Deposit Premiums	25,058	(10,375)	—	14,683
Other	300	(110)	—	190
Total other intangible assets	$49,283	(20,028)	(121)	29,134
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.83 billion and $1.85 billion at June 30, 2015 and December 31, 2014 respectively, all of which relate to residential mortgage loans. At June 30, 2015 and December 31, 2014, the servicing asset, included in intangible assets, had an estimated fair value of $14.5 million and $14.3 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.17%, a weighted average constant prepayment rate on mortgages of 9.36% and a weighted average life of 6.0 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

9.     Equity Incentive Plan

At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan ("2015 Plan.") On June 23, 2015, the Company granted to directors and employees a total of 6,849,832 restricted stock awards and 11,576,612 stock options to purchase Company stock. The restricted stock awards and stock options were issued out of the 2015 Plan, which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2015 Plan provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.

Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company's common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years.

The fair value of stock options granted on June 23, 2015 was estimated utilizing the Black-Scholes option pricing model using the following assumptions:

Stock Options Granted

Weighted average expected life (in years)	7.43
Weighted average risk-free rate of return	1.96%
Weighted average volatility	25.33%
Dividend yield	1.59%
Weighted average fair value of options granted	$3.12

The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company's stock. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

The Company applied ASC, 718 “Compensation- Stock Compensation," ("ASC 718") and began to expense the fair value of all share-based compensation granted over the requisite service periods. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”), the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

The following table presents the share based compensation expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Stock option expense	$111	$1,700	$115	$1,800
Restricted stock expense	240	11,200	240	11,900
Total share based compensation expense	$351	12,900	355	13,700

The following is a summary of the Company’s stock option activity as of June 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,092,584	$6.06	2.8	$46,984
Granted	11,576,612	12.54
Exercised	(840,940)	5.90
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2015	19,828,256	$9.85	6.8	$51,374
Exercisable at June 30, 2015	8,225,169	$6.06	2.3	$51,332
Expected future expenses relating to the non-vested options outstanding as of June 30, 2015 is $36.7 million over a weighted average period of 6.9 years.

The following is a summary of the Company’s restricted shares as of June 30, 2015:

	Number of Shares Awarded	Weighted Average Grant Date fair Value
Outstanding at December 31, 2014	—	$—
Granted	6,849,832	12.54
Vested	—	—
Forfeited	—	—
Outstanding and non vested at June 30, 2015	6,849,832	$12.54
Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2015 is $85.7 million over a weighted average period of 6.7 years.

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
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$774	580	1,548	1,160
Interest cost	374	331	749	661
Amortization of:
Prior service cost	12	24	24	49
Net gain	321	158	641	316
Total net periodic benefit cost	$1,481	1,093	2,962	2,186
Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the six months ended June 30, 2015.

The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the six months ended June 30, 2015. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2015.

11.    Comprehensive Income (Loss)

 The components of comprehensive (loss) income, both gross and net of tax, are as follows:

	Three Months Ended June 30,
	2015			2014
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$73,301	(26,939)	46,362	24,782	(9,596)	15,186
Other comprehensive (loss) income:
Change in funded status of retirement obligations	352	(144)	208	184	(75)	109
Unrealized (loss) gain on securities available-for-sale	(9,409)	3,785	(5,624)	5,323	(2,168)	3,155
Accretion of loss on securities reclassified to held to maturity available for sale	642	(262)	380	737	(301)	436
Reclassification adjustment for security gains included in net income	—	—	—	(4)	—	(4)
Other-than-temporary impairment accretion on debt securities	319	(130)	189	336	(137)	199
Total other comprehensive (loss) income	(8,096)	3,249	(4,847)	6,576	(2,681)	3,895
Total comprehensive income	$65,205	(23,690)	41,515	31,358	(12,277)	19,081

	Six Months Ended June 30,
	2015			2014
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$140,367	(52,058)	88,309	79,715	(30,111)	49,604
Other comprehensive (loss) income:
Change in funded status of retirement obligations	702	(288)	414	369	(151)	218
Unrealized (loss) gain on securities available-for-sale	(1,041)	513	(528)	9,848	(3,963)	5,885
Accretion of loss on securities reclassified to held to maturity available for sale	1,285	(524)	761	1,469	(600)	869
Reclassification adjustment for security gains included in net income	—	—	—	(233)	95	(138)
Other-than-temporary impairment accretion on debt securities	646	(264)	382	671	$(274)	397
Total other comprehensive (loss) income	1,592	(563)	1,029	12,124	(4,893)	7,231
Total comprehensive income	$141,959	(52,621)	89,338	91,839	(35,004)	56,835

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014:

	Change in funded status of retirement obligations	Net Unrealized gains (losses) on investment securities	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2014	$(10,911)	(4,528)	7,851	—	(14,816)	(22,404)
Net change	414	761	(528)	—	382	1,029
Balance - June 30, 2015	$(10,497)	(3,767)	7,323	—	(14,434)	(21,375)

Balance - December 31, 2013	$(5,869)	(6,255)	1,900	138	(15,610)	(25,696)
Net change	218	869	5,885	(138)	397	7,231
Balance - June 30, 2014	$(5,651)	(5,386)	7,785	—	(15,213)	(18,465)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$—	(4)	—	(233)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	—	6	—	13
Amortization of prior service cost	12	31	24	62
Amortization of net gain	339	147	678	294
Compensation and fringe benefits	351	184	702	369
Total before tax	351	180	702	136
Income tax	(144)	(75)	(288)	(56)
Net of tax	$207	105	414	80

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

	Carrying Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,801	—	8,801	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	518,676	—	518,676	—
Federal National Mortgage Association	749,173	—	749,173	—
Government National Mortgage Association	116	—	116	—
Total mortgage-backed securities available-for-sale	1,267,965	—	1,267,965	—
Total securities available-for-sale	$1,276,766	—	1,276,766	—

	Carrying Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,523	—	8,523	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	507,283	—	507,283	—
Federal National Mortgage Association	681,992	—	681,992	—
Government National Mortgage Association	126	—	126	—
Total mortgage-backed securities available-for-sale	1,189,401	—	1,189,401	—
Total securities available-for-sale	$1,197,924	—	1,197,924	—
There have been no changes in the methodologies used at June 30, 2015 from December 31, 2014, and there were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015.
The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance beginning of period (1)	$—	—	—	670
Transfers from held-to-maturity	—	—	—	—
Total net (losses) gains for the period included in:
Net income	—	—	—	470
Other comprehensive income (loss)	—	—	—	(229)
Sales	—	—	—	(911)
Settlements	—	—	—	—
Balance end of period	$—	—	—	—
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligations backed by trust preferred securities. The security was subsequently sold during the six months ended June 30, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2015, the fair value model used prepayment speeds ranging from 6.30% to 29.40% and a discount rate of 10.17% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At June 30, 2015, appraisals were discounted in a range of 0%-25%.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014. For the three months ended June 30, 2015 there was no change to carrying value of impaired loans or mortgage servicing rights measured at fair value on a non-recurring basis. For the year ended December 31, 2014, there was no change to carrying value of impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at June 30, 2015
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.29%	914	—	—	914
					$914	—	—	914

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	5.70% - 29.40%	11.22%	$13,081	—	—	13,081
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	15.87%	566	—	—	566
					$13,647	—	—	13,647
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$228,967	228,967	228,967	—	—
Securities available-for-sale	1,276,766	1,276,766	—	1,276,766	—
Securities held-to-maturity	1,760,558	1,812,785	—	1,734,868	77,917
Stock in FHLB	186,412	186,412	186,412	—	—
Loans held for sale	363,048	363,048	—	363,048	—
Net loans	15,475,787	15,313,752	—	—	15,313,752
Financial liabilities:
Deposits, other than time deposits	$9,720,363	9,720,363	9,720,363	—	—
Time deposits	3,152,466	3,165,603	—	3,165,603	—
Borrowed funds	3,446,121	3,473,002	—	3,473,002	—

	December 31, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$230,961	230,961	230,961	—	—
Securities available-for-sale	1,197,924	1,197,924	—	1,197,924	—
Securities held-to-maturity	1,564,479	1,609,365	—	1,544,129	65,236
Stock in FHLB	151,287	151,287	151,287	—	—
Loans held for sale	6,868	6,868	—	6,868	—
Net loans	14,887,570	14,747,319	—	—	14,747,319
Financial liabilities:
Deposits, other than time deposits	$9,601,988	9,601,988	9,601,988	—	—
Time deposits	2,570,338	2,580,572	—	2,580,572	—
Borrowed funds	2,766,104	2,796,969	—	2,796,969	—
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

13.    Recent Accounting Pronouncements
    In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The ASU gives an employer whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU also provides guidance on accounting for contributions to the plan and significant events that require a remeasurement that occur during the period between a month-end measurement date and the employer’s fiscal year-end. An entity should reflect the effects of those contributions or significant events in the measurement of the retirement benefit obligations and related plan assets. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.
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
On July 30, 2015, the Company declared a cash dividend of $0.05 per share. The $0.05 dividend per share will be paid to stockholders on August 25, 2015, with a record date of August 10, 2015.
On June 30, 2015, the Company transferred $347.3 million of performing residential loans to held for sale. The sale was completed on July 31, 2015 resulting in a gain of $612,000.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR"), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. We also analyze historical loss experience using the appropriate look-back and loss emergence period. The loss factors used are based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis. The Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For a period in which cash flows aren't reforecasted, the prior period's estimated cash flows are adjusted to reflect the actual cash received and credit events that occurred during the current reporting period.
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
The allowance contains reserves identified as unallocated. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the three months ended June 30, 2015, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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

Executive Summary
Our fundamental business strategy is to be a well-capitalized, full service community bank that provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.
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
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at lower yields. While an increase in intermediate-term treasury yields provided an opportunity to increase loan rates, originations continue to be added at rates lower than the overall portfolio; however, we have been able to generally offset net interest margin compression through interest earning asset growth.  We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and a potential rise in short-term interest rates beginning in the latter half of 2015.  If the current interest rate and yield curve environment continues, we may be subject to near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
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
We continue to grow and transform the composition of our balance sheet. Total assets increased by $1.26 billion, or 6.7%, to $20.04 billion at June 30, 2015 from $18.77 billion at December 31, 2014. Net loans, including loans held for sale, increased $944.4 million to $15.84 billion at June 30, 2015, while securities increased by $274.9 million, or 10.0%, to $3.04 billion at June 30, 2015 from $2.76 billion at December 31, 2014. For the six months ended June 30, 2015, we originated $1.09 billion in multi-family loans, $429.2 million in commercial real estate loans, $309.5 million in commercial and industrial loans, $98.0 million in consumer and other loans and $18.7 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
Capital management is a key component of our business strategy. With the completion of the second step conversion in May 2014, we raised net proceeds of $2.15 billion in equity. Our capital to total assets ratio has decreased to 17.01% at June 30, 2015 from 20.16% at June 30, 2014. We plan to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s initial public offering, while being mindful of tangible book value for stockholders. In March 2015, we commenced the first stock repurchase plan for 5% of our outstanding shares of common stock, or approximately 18 million shares. This repurchase plan was completed in June 2015. We announced our second share repurchase program on June 9, 2015, which authorizes the repurchase of an additional 10% of outstanding shares of common stock, or approximately 34 million shares.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, additional product offerings, investments in staff and opportunistic acquisitions in our market area. We will continue to build additional operational infrastructure and add key personnel as our company grows and our business changes. We are currently preparing for the conversion of our core and item processing system, working with a major technology vendor. These technology changes, scheduled to occur in the third quarter of 2015, will provide the necessary support for a growing commercial bank. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and cash dividend payments.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014
Total Assets. Total assets increased by $1.26 billion, or 6.7%, to $20.04 billion at June 30, 2015 from $18.77 billion at December 31, 2014. This increase was largely the result of an increase in net loans, including loans held for sale of $944.4 million, or 6.3%, to $15.84 billion at June 30, 2015 from $14.89 billion at December 31, 2014. In addition, securities increased by $274.9 million, or 10.0%, to $3.04 billion at June 30, 2015 from $2.76 billion at December 31, 2014.
Net Loans. Net loans, including loans held for sale, increased by $944.4 million, or 6.3%, to $15.84 billion at June 30, 2015 from $14.89 billion at December 31, 2014. At June 30, 2015, total loans were $15.71 billion which included $5.68 billion in multi-family loans, $5.19 billion in residential loans, $3.40 billion in commercial real estate loans, $777.3 million in commercial and industrial loans, $461.7 million in consumer and other loans and $191.2 million in construction loans. For the six months ended June 30, 2015, we originated $1.09 billion in multi-family loans, $429.2 million in commercial real estate loans, $309.5 million in commercial and industrial loans, $98.0 million in consumer and other loans and $18.7 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated $131.8 million for the six months ended June 30, 2015 in residential mortgage loans that were for sale to third party investors. Included in loans held-for-sale at June 30, 2015 were $347.3 million of residential loans which the Bank was committed to sell. This sale was completed on July 31, 2015 resulting in a gain of $612,000.

We also hold in our loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four family mortgage loans at June 30, 2015 and December 31, 2014 was $258.9 million, and $288.0 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of June 30, 2015, we have $935.3 million in interest only loans in our loan portfolio. We maintained stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
    Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial Corporation and Marathon Bank. For the period ending June 30, 2015, PCI loans totaled $13.9 million. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by the Bank. The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios.

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
			(Dollars in millions)
Multi-family	6	$4.1	5	$3.9	2	$3.0	1	$1.9	1	$1.9
Commercial real estate	36	12.9	35	11.6	36	13.9	29	14.6	26	12.6
Commercial and industrial	7	2.2	8	2.3	11	2.9	4	0.8	10	1.4
Construction	3	0.9	7	4.3	7	4.4	6	12.8	6	13.0
Total commercial loans	52	20.1	55	22.1	56	24.2	40	30.1	43	28.9
Residential and consumer	422	86.6	423	88.0	406	84.2	383	85.9	361	79.7
Total non-accrual loans	474	$106.7	478	$110.1	462	$108.4	423	$116.0	404	$108.6
Accruing troubled debt restructured loans	48	$29.6	50	$31.5	55	$35.6	55	$35.2	51	$32.3
Non-accrual loans to total loans		0.68%		0.70%		0.72%		0.81%		0.78%
Allowance for loan loss as a percent of non-accrual loans		200.51%		189.02%		184.83%		164.68%		171.33%
Allowance for loan loss as a percent of total loans		1.36%		1.33%		1.33%		1.33%		1.34%
Total non-accrual loans decreased to $106.7 million at June 30, 2015 compared to $108.4 million at December 31, 2014. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At June 30, 2015, there were $47.3 million of loans deemed as troubled debt restructurings, of which $24.5 million were residential and consumer loans, $18.4 million were commercial real estate loans, $2.4 million were construction loans, $800,000 were multi-family loans and $1.2 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $29.6 million were classified as accruing and $17.7 million were classified as non-accrual at June 30, 2015. Excluded in the table above are residential PCI loans in the amount of $114,000 which are classified as troubled debt restructuring at June 30, 2015.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2015, the Company has deemed potential problems loans excluding PCI loans, totaling $4.3 million, which comprised of 8 commercial real estate loans totaling $2.1 million and 3 commercial and industrial loans totaling $2.2 million. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.68% at June 30, 2015 compared to 0.72% at December 31, 2014. The allowance for loan losses as a percentage of non-accrual loans was 200.51% at June 30, 2015 compared to 184.83% at December 31, 2014. At June 30, 2015 and December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.36% and 1.33%, respectively.
At June 30, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $52.4 million, of which $18.7 million of impaired loans had a specific allowance for credit losses of $2.1 million and $33.7 million of impaired loans had no specific allowance for credit losses. At December 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $60.5 million, of which $19.6 million had a related allowance for credit losses of $2.1 million and $40.9 million had no related allowance for credit losses.

The allowance for loan losses increased by $13.7 million to $214.0 million at June 30, 2015 from $200.3 million at December 31, 2014. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the credit risk in our overall loan portfolio, particularly the inherent credit risk associated with commercial real estate lending and commercial and industrial loans as these portfolios are increasing at a greater pace than the rest of the portfolio. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at June 30, 2015 and December 31, 2014 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2015		December 31, 2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$79,276	36.17%	$71,147	33.44%
Commercial real estate loans	44,065	21.66%	44,030	20.84%
Commercial and industrial loans	28,200	4.95%	20,759	3.61%
Construction loans	6,362	1.22%	6,488	0.98%
Residential mortgage loans	46,188	33.06%	47,936	38.21%
Consumer and other loans	3,996	2.94%	3,347	2.92%
Unallocated	5,875	—	6,577	—
Total allowance	$213,962	100.00%	$200,284	100.00%

Securities. Securities, in the aggregate, increased by $274.9 million, or 10.0%, to $3.04 billion at June 30, 2015 from $2.76 billion at December 31, 2014. This increase was a result of purchases partially offset by paydowns.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $35.1 million, or 23.2%, to $186.4 million at June 30, 2015 from $151.3 million at December 31, 2014. The amount of stock we own in the FHLB is related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $157.2 million at June 30, 2015 and $161.6 million at December 31, 2014. Other assets were $9.4 million at June 30, 2015 and $10.3 million at December 31, 2014.
Deposits. Deposits increased by $700.5 million, or 5.8%, from $12.17 billion at December 31, 2014 to $12.87 billion at June 30, 2015. Certificates of deposit increased $582.1 million to $3.15 billion at June 30, 2015 from $2.57 billion at December 31, 2014. Core deposits represent approximately 76% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased by $680.0 million, or 24.6%, to $3.45 billion at June 30, 2015 from $2.77 billion at December 31, 2014 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $169.4 million to $3.41 billion at June 30, 2015 from $3.58 billion at December 31, 2014. The decrease is primarily attributed to the repurchase of 17.9 million shares of common stock for $215.1 million as well as cash dividends of $0.15 per share totaling $53.2 million for the six months ended June 30, 2015. These decreases are offset by an increase related to net income of $88.3 million for the six months ended June 30, 2015.
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

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$197,031	$27	0.05%	$589,563	$274	0.19%
Securities available-for-sale	1,236,575	5,573	1.80%	921,620	4,478	1.94%
Securities held-to-maturity	1,660,688	8,872	2.14%	1,273,410	8,095	2.54%
Net loans	15,642,670	165,515	4.23%	13,489,800	149,531	4.43%
Stock in FHLB	183,116	1,542	3.37%	149,788	1,711	4.57%
Total interest-earning assets	18,920,080	181,529	3.84%	16,424,181	164,089	4.00%
Non-interest-earning assets	767,913			720,803
Total assets	$19,687,993			$17,144,984
Interest-bearing liabilities:
Savings deposits	$2,283,388	$1,608	0.28%	$2,222,746	$1,664	0.30%
Interest-bearing checking	2,716,780	2,421	0.36%	2,262,603	2,094	0.37%
Money market accounts	3,506,441	5,793	0.66%	2,160,119	2,823	0.52%
Certificates of deposit	2,685,177	6,607	0.98%	3,301,027	7,804	0.95%
Total interest-bearing deposits	11,191,786	16,429	0.59%	9,946,495	14,385	0.58%
Borrowed funds	3,379,440	16,548	1.96%	2,599,744	14,941	2.30%
Total interest-bearing liabilities	14,571,226	32,977	0.91%	12,546,239	29,326	0.93%
Non-interest-bearing liabilities	1,648,753			1,923,141
Total liabilities	16,219,979			14,469,380
Stockholders’ equity	3,468,014			2,675,604
Total liabilities and stockholders’ equity	$19,687,993			$17,144,984
Net interest income		$148,552			$134,763
Net interest rate spread(1)			2.93%			3.07%
Net interest-earning assets(2)	$4,348,854			$3,877,942
Net interest margin(3)			3.14%			3.28%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30x			1.31x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$192,693	$56	0.06%	$400,528	$309	0.15%
Securities available-for-sale	1,216,819	10,916	1.79%	847,166	8,539	2.02%
Securities held-to-maturity	1,616,366	17,973	2.22%	1,126,782	14,457	2.57%
Net loans	15,348,650	324,567	4.23%	13,355,535	295,501	4.43%
Stock in FHLB	167,929	3,176	3.78%	163,795	3,908	4.77%
Total interest-earning assets	18,542,457	356,688	3.85%	15,893,806	322,714	4.06%
Non-interest-earning assets	766,460			733,382
Total assets	$19,308,917			$16,627,188
Interest-bearing liabilities:
Savings deposits	$2,325,314	$3,294	0.28%	$2,241,784	$3,320	0.30%
Interest-bearing checking	2,725,337	4,855	0.36%	2,291,449	3,910	0.34%
Money market accounts	3,470,721	11,936	0.69%	2,095,819	5,628	0.54%
Certificates of deposit	2,591,285	12,363	0.95%	3,386,598	15,899	0.94%
Total interest-bearing deposits	11,112,657	32,448	0.58%	10,015,650	28,757	0.57%
Borrowed funds	3,088,673	31,247	2.02%	2,975,855	30,004	2.02%
Total interest-bearing liabilities	14,201,330	63,695	0.90%	12,991,505	58,761	0.90%
Non-interest-bearing liabilities	1,571,200			1,604,634
Total liabilities	15,772,530			14,596,139
Stockholders’ equity	3,536,387			2,031,049
Total liabilities and stockholders’ equity	$19,308,917			$16,627,188
Net interest income		$292,993			$263,953
Net interest rate spread(1)			2.95%			3.16%
Net interest-earning assets(2)	$4,341,127			$2,902,301
Net interest margin(3)			3.16%			3.32%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31x			1.22x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014
Net Income. Net income for the three months ended June 30, 2015 was $46.4 million compared to net income of $15.2 million for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $88.3 million compared to net income of $49.6 million for the six months ended June 30, 2014. Net income for the 2014 periods include one-time expense items totaling $20.2 million, net of tax related to the Company's second step capital offering.
Net Interest Income. Net interest income increased by $13.8 million, or 10.2%, to $148.6 million for the three months ended June 30, 2015 from $134.8 million for the three months ended June 30, 2014. The increase was primarily due to the average balance of interest earning assets increasing $2.50 billion to $18.92 billion for the three months ended June 30, 2015 compared to $16.42 billion for the three months ended June 30, 2014. This was partially offset by the average balance of our interest bearing liabilities increasing $2.02 billion to $14.57 billion for the three months ended June 30, 2015 compared to $12.55 billion for the three months ended June 30, 2014. In addition, the weighted average yield on our interest-earning assets decreased 16 basis points to 3.84% for the three months ended June 30, 2015 from 4.00% for the three months ended June 30, 2014. The net interest spread decreased by 13 basis points to 2.93% for the three months ended June 30, 2015 from 3.07% for the three months ended June 30, 2014 as the weighted average yield on interest earning assets declined 16 basis points and the weighted average cost of interest bearing liabilities decreased 3 basis points.

Net interest income increased by $29.0 million, or 11.0%, to $293.0 million for the six months ended June 30, 2015 from $264.0 million for the six months ended June 30, 2014. The increase was primarily due to the average balance of interest earning assets increasing $2.65 billion to $18.54 billion for the six months ended June 30, 2015 compared to $15.89 billion for the six months ended June 30, 2014. This was partially offset by the average balance of our interest bearing liabilities increasing $1.21 billion to $14.20 billion for the six months ended June 30, 2015 compared to $12.99 billion for the six months ended June 30, 2014, as well as the weighted average yield on our interest-earning assets decreasing 21 basis points to 3.85% for the six months ended June 30, 2015 from 4.06% for the six months ended June 30, 2014. The net interest spread decreased by 21 basis points to 2.95% for the six months ended June 30, 2015 from 3.16% for the six months ended June 30, 2014 as the weighted average yield on interest earning assets declined 21 basis points and the cost of interest bearing liabilities remained flat.
Interest and Dividend Income. Total interest and dividend income increased by $17.4 million, or 10.6%, to $181.5 million for the three months ended June 30, 2015 from $164.1 million for the three months ended June 30, 2014. This increase is attributed to the average balance of interest-earning assets increasing $2.50 billion, or 15.3%, to $18.92 billion for the three months ended June 30, 2015 from $16.42 billion for the three months ended June 30, 2014 as a result of organic growth. This was partially offset by the weighted average yield on interest-earning assets decreasing 16 basis points to 3.84% for the three months ended June 30, 2015 compared to 4.00% for the three months ended June 30, 2014.

Interest income on loans increased by $16.0 million, or 10.7%, to $165.5 million for the three months ended June 30, 2015 from $149.5 million for the three months ended June 30, 2014 as a result of a $2.15 billion, or 16.0%, increase in the average balance of net loans to $15.64 billion for the three months ended June 30, 2015 from $13.49 billion for the three months ended June 30, 2014. The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.31 billion, $720.4 million and $408.0 million, respectively, partially offset by the average balance of residential loans decreasing $263.2 million for the three months ended June 30, 2015. The weighted average yield on net loans decreased 20 basis points to 4.23% for the three months ended June 30, 2015 from 4.43% for the three months ended June 30, 2014. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $5.6 million for the three months ended June 30, 2015 from $4.8 million for the three months ended June 30, 2014.

Interest income on all other interest-earning assets, excluding loans, increased by $1.5 million, or 10.0%, to $16.0 million for the three months ended June 30, 2015 from $14.5 million for the three months ended June 30, 2014. The increase is attributed to a $351.4 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.28 billion for the three months ended June 30, 2015 from $2.93 billion for the three months ended June 30, 2014. This increase was partially offset by a 3 basis point decrease in the weighted average yield on interest-earning assets, excluding loans, to 1.95% for the three months ended June 30, 2015 compared to 1.98% for the three months ended June 30, 2014.

Total interest and dividend income increased by $34.0 million, or 10.5%, to $356.7 million for the six months ended June 30, 2015 from $322.7 million for the six months ended June 30, 2014. This increase is attributed to the average balance of interest-earning assets increasing $2.65 billion, or 16.7%, to $18.54 billion for the six months ended June 30, 2015 from $15.89 billion for the six months ended June 30, 2014. This was partially offset by the weighted average yield on interest-earning assets decreasing 21 basis points to 3.85% for the six months ended June 30, 2015 compared to 4.06% for the six months ended June 30, 2014.

Interest income on loans increased by $29.1 million, or 9.8%, to $324.6 million for the six months ended June 30, 2015 from $295.5 million for the six months ended June 30, 2014, reflecting a $1.99 billion, or 14.9%, increase in the average balance of net loans to $15.35 billion for the six months ended June 30, 2015 from $13.36 billion for the six months ended June 30, 2014. The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.18 billion, $679.9 million and $359.5 million, respectively, partially offset by the average balance of residential loans decreasing $188.6 million. The weighted average yield on net loans decreased 20 basis points to 4.23% for the six months ended June 30, 2015 from 4.43% for the six months ended June 30, 2014. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $10.2 million for the six months ended June 30, 2015 from $8.9 million for the six months ended June 30, 2014.

Interest income on all other interest-earning assets, excluding loans, increased by $4.9 million, or 18.0%, to $32.1 million for the six months ended June 30, 2015 from $27.2 million for the six months ended June 30, 2014. The average balance of all other interest-earning assets, excluding loans, increased by $664.0 million to $3.19 billion for the six months ended June 30, 2015 from $2.53 billion for the six months ended June 30, 2014. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 13 basis points to 2.01% for the six months ended June 30, 2015 compared to 2.14% for the six months ended June 30, 2014.
Interest Expense. Total interest expense increased by $3.7 million, or 12.5%, to $33.0 million for the three months ended June 30, 2015 from $29.3 million for the three months ended June 30, 2014. This increase is due to the average balance of total interest-bearing liabilities increasing by $2.02 billion, or 16.1%, to $14.57 billion for the three months ended June 30, 2015 from $12.55 billion for the three months ended June 30, 2014. This increase was offset by the weighted average cost of total interest-bearing liabilities decreasing 2 basis points to 0.91% for the three months ended June 30, 2015 compared to 0.93% for the three months ended June 30, 2014.

Interest expense on interest-bearing deposits increased $2.0 million, or 14.2% to $16.4 million for the three months ended June 30, 2015 from $14.4 million for the three months ended June 30, 2014. This increase is attributed to the average balance of total interest-bearing deposits increasing $1.25 billion, or 12.5%, to $11.19 billion for the three months ended June 30, 2015 from $9.95 billion for the three months ended June 30, 2014. In addition, the weighted average cost of interest-bearing deposits increased by 1 basis point to 0.59% for the three months ended June 30, 2015 from 0.58% for the three months ended June 30, 2014.

Interest expense on borrowed funds increased by $1.6 million, or 10.8%, to $16.5 million for the three months ended June 30, 2015 from $14.9 million for the three months ended June 30, 2014. The average balance of borrowed funds increased $779.7 million, or 30.0%, to $3.38 billion for the three months ended June 30, 2015 from $2.60 billion for the three months ended June 30, 2014. This increase was offset by a decrease in the weighted average cost of borrowings to 1.96% for the three months ended June 30, 2015 from 2.30% for the three months ended June 30, 2014.

Total interest expense increased by $4.9 million, or 8.4%, to $63.7 million for the six months ended June 30, 2015 from $58.8 million for the six months ended June 30, 2014. This increase is attributed to the average balance of total interest-bearing liabilities increasing by $1.21 billion, or 9.3%, to $14.20 billion for the six months ended June 30, 2015 from $12.99 billion for the six months ended June 30, 2014. The weighted average cost of total interest-bearing liabilities remained flat at 0.90% for the six months ended June 30, 2015 and June 30, 2014.

Interest expense on interest-bearing deposits increased $3.7 million, or 12.8%, to $32.4 million for the six months ended June 30, 2015 from $28.8 million for the six months ended June 30, 2014. This increase is attributed to the average balance of total interest-bearing deposits increasing $1.10 billion, or 11.0%, to $11.11 billion for the six months ended June 30, 2015 from $10.02 billion for the six months ended June 30, 2014. In addition, the average cost of interest-bearing deposits increased 1 basis point to 0.58% for the six months ended June 30, 2015 from 0.57% for the six months ended June 30, 2014.

Interest expense on borrowed funds increased by $1.2 million, or 4.1%, to $31.2 million for the the six months ended June 30, 2015 from $30.0 million for the six months ended June 30, 2014. The average balance of borrowed funds increased $112.8 million or 3.8%, to $3.09 billion for the six months ended June 30, 2015 from $2.98 billion for the six months ended June 30, 2014. The weighted average cost of borrowings remained at 2.02% for the six months ended June 30, 2015 and June 30, 2014.
Provision for Loan Losses. Our provision for loan losses was $7.0 million for the three months ended June 30, 2015 compared to $8.0 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, net charge-offs were $1.2 million compared to $2.6 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, our provision for loan losses was $16.0 million compared to $17.0 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net charge-offs were $2.3 million compared to $4.9 million for the six months ended June 30, 2014. Our provision for the three and six months ended June 30, 2015 were primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans.
Non-Interest Income. Total non-interest income increased by $1.4 million, or 13.9% to $11.6 million for the three months ended June 30, 2015 from $10.2 million for the three months ended June 30, 2014. The increase is mainly attributed to the gain on loan transactions increasing $1.8 million primarily as a result of loan sales through our mortgage subsidiary as well as the Bank. Other income increased $538,000 attributable to income on non-deposit investment products. These increases were partially offset by a decrease in fees and service charges of $747,000 for the three months ended June 30, 2015.

Total non-interest income decreased by $2.0 million, or 9.0% to $20.1 million for the six months ended June 30, 2015 from $22.1 million for the six months ended June 30, 2014. The reduction is mainly attributable to decreases in fees and service charges, other income and gain on securities transactions of $1.6 million, $1.2 million and $555,000, respectively, for the six months ended June 30, 2015. Included in other income for the six months ended June 30, 2014 is a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. These decreases were partially offset by an increase in the gain on loan transactions to $4.3 million for the six months ended June 30, 2015 compared to $2.9 million for the six months ended June 30, 2014 as a result of loan sales through our mortgage subsidiary.
Non-Interest Expenses. Total non-interest expenses decreased by $32.3 million, or 28.8%, to $79.8 million for the three months ended June 30, 2015 from $112.2 million for the three months ended June 30, 2014. Compensation and fringe benefits decreased $7.9 million for the three months ended June 30, 2015. For the 2014 period, compensation expense includes a charge of $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. Absent the acceleration, compensation and fringe benefits increased $5.1 million as a result of staff additions to support our continued growth as well as normal merit increases. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering in May 2014. Data processing service fees decreased $1.8 million for the three months ended June 30, 2015 to $5.3 million. Included in the three months ended June 30, 2014 was $750,000 of one time items related to acquisitions. FDIC insurance premium decreased $1.6 million for the three months ended June 30, 2015 due to the continued improvement in asset quality and additional capital raised in the second step offering.

Total non-interest expenses decreased by $32.6 million, or 17.2%, to $156.7 million for the six months ended June 30, 2015 from $189.4 million for the six months ended June 30, 2014. Compensation and fringe benefits decreased $4.4 million for the six months ended June 30, 2015. The 2014 period includes $13.0 million in May 2014 related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering. During the 2015 period compensation and fringe benefits increased $8.7 million related to staff additions to support our continued growth, and recent acquisitions, as well as normal merit increases. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering in May 2014. FDIC insurance premium decreased $4.2 million for the six months ended June 30, 2015 due to the continued improvement in asset quality and additional capital raised in the second step offering. Data processing service fees decreased $2.5 million for the six months ended June 30, 2015 to $10.8 million. Included in the six months ended June 30, 2014 was $1.3 million of one time items related to acquisitions.
Income Tax Expense. Income tax expense was $26.9 million for the three months ended June 30, 2015, representing a 36.75% effective tax rate, compared to income tax expense of $9.6 million for the three months ended June 30, 2014, representing a 38.72% effective tax rate. Income tax expense was $52.1 million for the six months ended June 30, 2015, representing a 37.09% effective tax rate, compared to income tax expense of $30.1 million for the six months ended June 30, 2014, representing a 38.63% effective tax rate.

In April 2015, New York City changed their tax law to conform with that of New York State, effective as of January 1, 2015. As a result, the Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company revalued the deferred tax asset and applied the new adjusted tax rate for 2015 in the current period. This analysis resulted in a net tax benefit of $1.2 million. This change will result in the Company's effective tax rate increasing in future years.

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

At June 30, 2015, the Company had overnight borrowings outstanding of $447.0 million with FHLB as compared to $265.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.45 billion at June 30, 2015, an increase of $680.0 million from $2.77 billion at December 31, 2014.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2015, outstanding commitments to originate loans totaled $854.0 million; outstanding unused lines of credit totaled $701.5 million; standby letters of credit totaled $20.8 million and outstanding commitments to sell loans totaled $373.3 million, which included a $347.3 million pool of residential loans. This sale was completed on July 31, 2015 resulting in a gain of $612,000. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.79 billion at June 30, 2015. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

•
Added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis no later than January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5% or have restrictions imposed on capital distributions and discretionary cash bonus payments.

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

As of June 30, 2015, the Bank and the Company exceeded all regulatory capital requirements as follows:

	June 30, 2015
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,443,927	12.49%	$782,927	4.00%	$978,659	5.00%
Common equity tier 1 risk-based	2,443,927	16.33%	673,644	4.50%	973,041	6.50%
Tier 1 Risk Based Capital	2,443,927	16.33%	898,192	6.00%	1,197,589	8.00%
Total Risk-Based Capital	2,631,382	17.58%	1,197,589	8.00%	1,496,986	10.00%

Company:
Tier 1 Leverage Ratio	$3,349,183	17.09%	$783,717	4.00%	$979,646	5.00%
Common equity tier 1 risk-based	3,349,183	22.33%	674,830	4.50%	974,754	6.50%
Tier 1 Risk Based Capital	3,349,183	22.33%	899,773	6.00%	1,199,698	8.00%
Total Risk-Based Capital	3,536,973	23.59%	1,199,698	8.00%	1,499,622	10.00%
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2015:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$3,446,121	632,125	275,000	574,744	1,964,252
Commitments to originate and purchase loans	$853,989	853,989	—	—	—
Commitments to sell loans	$373,332	373,332	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $28.0 million of the borrowings are callable at the option of the lender. Additionally, at June 30, 2015, the Company’s commitments to fund unused lines of credit totaled $701.5 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of June 30, 2015 have not changed significantly from December 31, 2014.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At June 30, 2015 approximately 37% of our residential portfolio was in variable rate products, while 63% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans have outpaced the growth in the residential portfolio, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2015, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,224,744	(281,581)	(8.0)%	$540,169	(33,249)	(5.8)%
0bp	$3,506,325	—	—	$573,418	—	—
-100bp	$3,318,396	(187,929)	(5.4)%	$573,742	324	0.06%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at June 30, 2015, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 8.0% decrease in NPV and a $33.3 million, or 5.8%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.4% decrease in NPV and a $324,000, or 0.06%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2015 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1) (2)
April 1, 2015 through April 30, 2015	6,250,000	$11.87	74,212,730	8,711,561
May 1, 2015 through May 31, 2015	5,450,000	12.03	65,552,605	3,261,561
June 1, 2015 through June 30, 2015	3,301,462	12.30	40,595,292	34,739,310
Total	15,001,462	12.02	$180,360,627	34,739,310
(1) On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of its second step conversion. Accordingly, the Board of Directors authorized the repurchase of up to 17,911,561 shares.
(2) On June 9, 2015, the Board of Directors authorized the repurchase of an additional 10% of the Company's outstanding shares of common stock or 34,779,211 million shares which commenced upon the completion of the first repurchase plan on June 30, 2015. This program has no expiration date and has 34,739,310 shares yet to be repurchased as of June 30, 2015.

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

101
101.INS (1) XBRL Instance Document 101.SCH (1) XBRL Taxonomy Extension Schema Document 101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF (1) XBRL Taxonomy Extension Definition Linkbase Document 101.LAB (1) XBRL Taxonomy Extension Labels Linkbase Document 101.PRE (1) XBRL Taxonomy Presentation Linkbase Document

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

INVESTORS BANCORP, INC.

Date: August 7, 2015	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)