Form 10-Q
period 2015-09-30
Investors Bancorp, Inc.
filed 2015-11-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

As of November 2, 2015, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 338,522,380 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and cash equivalents	$161,613	230,961
Securities available-for-sale, at estimated fair value	1,298,464	1,197,924
Securities held-to-maturity, net (estimated fair value of $1,865,137 and $1,609,365 at September 30, 2015 and December 31, 2014, respectively)	1,796,779	1,564,479
Loans receivable, net	16,152,763	14,887,570
Loans held-for-sale	7,910	6,868
Stock in the Federal Home Loan Bank	182,850	151,287
Accrued interest receivable	61,179	55,267
Other real estate owned	6,643	7,839
Office properties and equipment, net	168,458	160,899
Net deferred tax asset	227,451	231,898
Bank owned life insurance	158,165	161,609
Goodwill and intangible assets	106,839	106,705
Other assets	2,212	10,333
Total assets	$20,331,326	18,773,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$13,341,158	12,172,326
Borrowed funds	3,358,553	2,766,104
Advance payments by borrowers for taxes and insurance	144,522	69,893
Other liabilities	124,909	187,461
Total liabilities	16,969,142	15,195,784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at September 30, 2015 and December 31, 2014; 340,642,380 and 358,012,895 outstanding at September 30, 2015 and December 31, 2014, respectively	3,591	3,591
Additional paid-in capital	2,779,175	2,863,108
Retained earnings	908,740	836,639
Treasury stock, at cost; 18,428,472 and 1,057,957 shares at September 30, 2015 and December 31, 2014, respectively	(223,040)	(11,131)
Unallocated common stock held by the employee stock ownership plan	(88,396)	(91,948)
Accumulated other comprehensive loss	(17,886)	(22,404)
Total stockholders’ equity	3,362,184	3,577,855
Total liabilities and stockholders’ equity	$20,331,326	18,773,639
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$169,216	152,397	493,783	447,899
Securities:
Equity	25	24	73	89
Government-sponsored enterprise obligations	11	12	34	35
Mortgage-backed securities	14,171	11,704	40,374	31,808
Municipal bonds and other debt	1,535	1,339	4,151	4,142
Interest-bearing deposits	68	70	124	379
Federal Home Loan Bank stock	1,871	1,512	5,046	5,420
Total interest and dividend income	186,897	167,058	543,585	489,772
Interest expense:
Deposits	18,664	14,489	51,112	43,245
Borrowed Funds	16,959	14,724	48,205	44,728
Total interest expense	35,623	29,213	99,317	87,973
Net interest income	151,274	137,845	444,268	401,799
Provision for loan losses	5,000	9,000	21,000	26,000
Net interest income after provision for loan losses	146,274	128,845	423,268	375,799
Non-interest income
Fees and service charges	4,347	5,173	12,949	15,330
Income on bank owned life insurance	949	1,632	2,961	3,598
Gain on loans, net	2,138	856	6,461	3,764
Gain on securities transactions, net	933	29	1,017	669
Gain on sale of other real estate owned, net	830	270	1,141	733
Other income	2,109	1,912	6,896	7,893
Total non-interest income	11,306	9,872	31,425	31,987
Non-interest expense
Compensation and fringe benefits	49,024	40,137	137,700	133,166
Advertising and promotional expense	3,260	3,046	8,532	9,001
Office occupancy and equipment expense	12,856	12,040	37,398	37,023
Federal deposit insurance premiums	2,200	2,750	6,800	11,550
Stationery, printing, supplies and telephone	1,742	939	3,379	3,335
Professional fees	3,880	4,121	11,593	11,685
Data processing service fees	5,979	6,381	16,775	19,686
Contribution to charitable foundation	—	—	—	20,000
Other operating expenses	6,980	7,170	20,489	20,492
Total non-interest expenses	85,921	76,584	242,666	265,938
Income before income tax expense	71,659	62,133	212,027	141,848
Income tax expense	22,865	23,092	74,924	53,204
Net income	$48,794	$39,041	$137,103	$88,644
Basic earnings per share	$0.15	0.11	0.41	0.26
Diluted earnings per share	$0.15	0.11	0.41	0.25
Weighted average shares outstanding
Basic	324,065,364	343,493,691	333,786,211	344,494,901
Diluted	327,193,519	346,773,543	337,005,469	348,112,740
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$48,794	39,041	137,103	88,644
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	207	109	626	327
Unrealized gain (loss) on securities available-for-sale	3,198	(2,329)	3,728	3,555
Accretion of loss on securities reclassified to held to maturity	371	441	1,130	1,310
Reclassification adjustment for security gains included in net income	(1,537)	—	(1,537)	(138)
Other-than-temporary impairment accretion on debt securities	189	199	571	596
Total other comprehensive income (loss)	2,428	(1,580)	4,518	5,650
Total comprehensive income	$51,222	37,461	141,621	94,294

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2013	$1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	88,644	—	—	—	88,644
Other comprehensive income, net of tax	—	—	—	—	—	5,650	5,650
Corporate reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—		—	(13,524)	—	—	(13,524)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,697	—	—	—	—	13,697
Net tax benefit from stock-based compensation	—	3,344	—	—	—	—	3,344
Option exercise	7	7,703	—	4,577	—	—	12,287
Cash dividend paid ($0.08 per common share)	—	—	(28,238)	—	—	—	(28,238)
ESOP shares allocated or committed to be released	—	916	—	—	2,680	—	3,596
Balance at September 30, 2014	$3,589	2,861,597	807,879	(11,592)	(93,273)	(20,046)	3,548,154

Balance at December 31, 2014	$3,591	2,863,108	836,639	(11,131)	(91,948)	(22,404)	3,577,855
Net income	—	—	137,103	—	—	—	137,103
Other comprehensive income, net of tax	—	—	—	—	—	4,518	4,518
Purchase of treasury stock (25,312,847 shares)	—	—	—	(304,242)	—	—	(304,242)
Treasury stock allocated to restricted stock plan (6,849,832 shares)	—	(85,897)	5,473	80,424	—	—	—
Compensation cost for stock options and restricted stock	—	4,848	—	—	—	—	4,848
Net tax benefit from stock-based compensation	—	1,944	—	—	—	—	1,944
Option exercise	—	(5,487)	—	11,909	—	—	6,422
Cash dividend paid ($0.20 per common share)	—	—	(70,475)	—	—	—	(70,475)
ESOP shares allocated or committed to be released	—	659	—	—	3,552	—	4,211
Balance at September 30, 2015	$3,591	2,779,175	908,740	(223,040)	(88,396)	(17,886)	3,362,184

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$137,103	88,644
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	10,000
ESOP and stock-based compensation expense	9,060	17,293
Amortization of premiums and accretion of discounts on securities, net	10,795	6,880
Amortization of premiums and accretion of fees and costs on loans, net	(6,032)	(38)
Amortization of intangible assets	2,547	2,888
Provision for loan losses	21,000	26,000
Depreciation and amortization of office properties and equipment	10,019	9,423
Gain on securities, net	(1,017)	(669)
Mortgage loans originated for sale	(186,979)	(110,738)
Proceeds from mortgage loan sales	537,577	146,480
Gain on sales of mortgage loans, net	(4,308)	(2,044)
Gain on sale of other real estate owned	(1,141)	(733)
Gain on bargain purchase	—	(1,482)
Income on bank owned life insurance	(2,961)	(3,598)
Increase in accrued interest receivable	(5,912)	(5,575)
Deferred tax expense (benefit)	58	(1,894)
Decrease in other assets	5,895	7,822
(Decrease) increase in other liabilities	(61,495)	51,620
Total adjustments	327,106	151,635
Net cash provided by operating activities	464,209	240,279
Cash flows from investing activities:
Purchases of loans receivable	(188,850)	(191,726)
Net originations of loans receivable	(1,468,831)	(961,503)
Proceeds from sale of loans held for investment	28,655	1,720
Gain on disposition of loans held for investment	(2,153)	(1,720)
Net proceeds from sale of foreclosed real estate	5,568	6,754
Purchases of mortgage-backed securities held to maturity	(413,466)	(797,516)
Purchases of debt securities held-to-maturity	(51,429)	(11,230)
Purchases of mortgage-backed securities available-for-sale	(289,298)	(388,798)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	197,844	116,088
Proceeds from paydowns on equity securities available for sale	2,844	430
Proceeds from paydowns/maturities on debt securities held-to-maturity	21	11,484
Proceeds from calls/maturities on debt securities held-to-maturity	1,775	—
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	186,073	124,566

Proceeds from sales of mortgage-backed securities available-for-sale	—	37,682
Proceeds from maturity of US Government and agency obligations available-for-sale	—	3,000
Proceeds from maturities of municipal bonds	30,867
Proceeds from sale of equity securities available for sale	—	13,411
Redemption of equity securities available-for-sale	—	164
Proceeds from redemptions of Federal Home Loan Bank stock	122,867	135,172
Purchases of Federal Home Loan Bank stock	(154,430)	(97,571)
Purchases of office properties and equipment	(17,578)	(24,480)
Death benefit proceeds from bank owned life insurance	6,405	2,249
Cash received from MHC for merger	—	11,307
Cash received, net of cash consideration paid for acquisitions	—	17,917
Net cash used in investing activities	(2,003,116)	(1,992,600)
Cash flows from financing activities:
Net increase in deposits	1,168,832	498,115
Net proceeds from sale of common stock	—	2,149,893
Loan to ESOP for purchase of common stock	—	(66,174)
Repayments of funds borrowed under other repurchase agreements	(10,000)	(98,205)
Net increase (decrease) in other borrowings	602,449	(737,660)
Net increase in advance payments by borrowers for taxes and insurance	74,629	19,960
Dividends paid	(70,475)	(28,238)
Exercise of stock options	6,422	12,287
Purchase of treasury stock	(304,242)	(13,524)
Net tax benefit from stock-based compensation	1,944	3,344
Net cash provided by financing activities	1,469,559	1,739,798
Net decrease in cash and cash equivalents	(69,348)	(12,523)
Cash and cash equivalents at beginning of period	230,961	250,689
Cash and cash equivalents at end of period	$161,613	238,166
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$3,686	3,139
Cash paid during the year for:
Interest	98,909	87,939
Income taxes	82,673	59,616
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	—	50,347
Loans	—	195,062
Goodwill and other intangible assets, net	—	1,853
Other assets	—	21,343
Total non-cash assets acquired	—	268,605
Liabilities assumed:
Deposits	—	254,672
Borrowings	—	5,185
Other liabilities	—	3,184
Total liabilities assumed	—	263,041

Net non-cash assets acquired	—	5,564
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

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
During the nine months ended September 30, 2015, the Company purchased 25,312,847 shares at a cost of $304.2 million, or approximately $12.02 per share.

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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2015			2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$48,794			$39,041
Basic earnings per share:
Income available to common stockholders	$48,794	324,065,364	$0.15	$39,041	343,493,691	$0.11
Effect of dilutive common stock equivalents (1)		3,128,155			3,279,852
Diluted earnings per share:
Income available to common stockholders	$48,794	327,193,519	$0.15	$39,041	346,773,543	$0.11
(1) For the three months ended September 30, 2015 and 2014, there were 11,604,284 and 28,713 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2015			2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$137,103			$88,644
Basic earnings per share:
Income available to common stockholders	$137,103	333,786,211	$0.41	$88,644	344,494,901	$0.26
Effect of dilutive common stock equivalents (1)		3,219,258			3,617,839
Diluted earnings per share:
Income available to common stockholders	$137,103	337,005,469	$0.41	$88,644	348,112,740	$0.25
(1) For the nine months ended September 30, 2015 and 2014, there were 18,454,117 and 143,463 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At September 30, 2015
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,844	567	—	6,411
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	546,168	6,901	258	552,811
Federal National Mortgage Association	703,568	10,260	564	713,264
Government National Mortgage Association	25,940	38	—	25,978
Total mortgage-backed securities available-for-sale	1,275,676	17,199	822	1,292,053
Total available-for-sale securities	$1,281,520	17,766	822	1,298,464

	At September 30, 2015
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,272	—	4,272	35	—	4,307
Municipal bonds	44,881	—	44,881	1,406	—	46,287
Corporate and other debt securities	58,622	(24,083)	34,539	44,280	—	78,819
Total debt securities held-to-maturity	107,775	(24,083)	83,692	45,721	—	129,413
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	514,520	(2,787)	511,733	6,283	300	517,716
Federal National Mortgage Association	1,181,781	(2,958)	1,178,823	17,412	1,036	1,195,199
Government National Mortgage Association	22,502	—	22,502	278	—	22,780
Federal Housing Authorities	29	—	29	—	—	29
Total mortgage-backed securities held-to-maturity	1,718,832	(5,745)	1,713,087	23,973	1,336	1,735,724
Total held-to-maturity securities	$1,826,607	(29,828)	1,796,779	69,694	1,336	1,865,137

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
A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at September 30, 2015, by contractual maturity, are shown below.

	September 30, 2015
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$41,692	41,695
Due after one year through five years	2,456	2,488
Due after five years through ten years	—	—
Due after ten years	39,544	85,230
Total	$83,692	129,413

Gross unrecognized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$120,493	258	6,098	—	126,591	258
Federal National Mortgage Association	94,138	274	15,659	290	109,797	564
Total available-for-sale securities	$214,631	532	21,757	290	236,388	822
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$79,846	297	84	3	79,930	300
Federal National Mortgage Association	127,654	605	30,224	431	157,878	1,036
Total held-to-maturity securities	$207,500	902	30,308	434	237,808	1,336
Total	$422,131	1,434	52,065	724	474,196	2,158

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$76,525	426	60,394	582	136,919	1,008
Federal National Mortgage Association	67,017	50	52,519	1,134	119,536	1,184
Total available-for-sale securities	143,542	476	112,913	1,716	256,455	2,192
Held-to-maturity:
Debt securities:
Corporate and other debt securities	$674	40	233	327	907	367
Total debt securities held-to-maturity	674	40	233	327	907	367
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	199,962	1,043	47,892	835	247,854	1,878
Federal National Mortgage Association	145,520	371	37,517	847	183,037	1,218
Government National Mortgage Association	27,116	20	—	—	27,116	20
Total mortgage-backed securities held-to-maturity	372,598	1,434	85,409	1,682	458,007	3,116
Total held-to-maturity securities	$373,272	1,474	85,642	2,009	458,914	3,483
Total	$516,814	1,950	198,555	3,725	715,369	5,675
At September 30, 2015 gross unrealized losses relate to our mortgage-backed-security portfolio which are securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been positively impacted by the recent decrease in intermediate-term market interest rates. The gross unrealized losses at December 31, 2014 also relate to our mortgage-backed-security portfolio as well as our corporate and other debt securities whose estimated fair value has been adversely impacted by the economic environment, market interest rates in effect at the time, wider credit spreads and credit deterioration subsequent to the purchase of these securities.
At September 30, 2015, the portfolio of corporate and other debt securities includes trust preferred securities ("TruPS") with an amortized cost and estimated fair values of $34.5 million and $78.8 million, respectively. The following table summarizes the Company’s pooled trust preferred securities as of September 30, 2015 excluding one trust preferred security for which the Company previously recorded a net other-than-temporary impairment charge which resulted in a zero net book balance for the security. At September 30, 2015 the security had a fair value of $100,000. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$375.9	$792.6	$416.7	31	7.60%	6.70%	—%	Caa1 / C
Alesco PF III	B1	983.5	2,102.5	1,119.0	29	12.40%	7.10%	—%	Ca / C
Alesco PF III	B2	393.5	841.0	447.5	29	12.40%	7.10%	—%	Ca / C
Alesco PF IV	B1	465.4	845.0	379.6	38	1.20%	9.00%	—%	C / C
Alesco PF VI	C2	862.9	1,869.1	1,006.2	42	7.60%	11.20%	—%	Ca / C
MM Comm III	B	225.2	3,149.2	2,923.9	6	30.00%	6.30%	12.80%	Ba1 / BB
MMCaps XVII	C1	1,897.6	2,772.0	874.4	31	13.80%	7.50%	—%	B3 / C
Tpref I	B	1,717.2	2,576.6	859.4	5	54.20%	11.00%	—%	Ca / WD
Tpref II	B	4,568.5	6,643.6	2,075.1	20	33.30%	8.50%	—%	Caa3 / C
US Cap I	B2	1,023.5	1,990.8	967.3	31	10.50%	6.60%	—%	B3 / CCC
US Cap I	B1	3,053.3	5,972.4	2,919.1	31	10.50%	6.60%	—%	B3 / CCC
US Cap II	B1	1,609.8	3,266.0	1,656.2	35	13.40%	9.80%	—%	B2 / C
US Cap III	B1	2,076.2	3,349.7	1,273.5	29	16.20%	9.40%	—%	Caa2 / C
Trapeza XII	C1	2,138.1	5,164.7	3,026.6	33	20.00%	9.50%	—%	C / C
Trapeza XIII	C1	2,244.7	5,932.0	3,687.3	48	13.50%	9.20%	—%	Caa1 / CCC
Pretsl XXII	A1	345.3	1,287.1	941.7	70	17.70%	11.50%	31.40%	Aa3 / A
Pretsl XXIV	A1	1,488.9	4,007.2	2,518.3	63	24.90%	12.10%	24.80%	A1 / BBB
Pretsl IV	Mez	156.5	222.9	66.4	6	18.00%	6.40%	19.00%	B1 / BB
Pretsl VII	Mez	581.2	2,287.2	1,706.1	12	47.80%	9.50%	—%	Ca / WD
Pretsl XV	B1	915.6	2,508.4	1,592.8	60	11.60%	11.20%	—%	Caa3 / C
Pretsl XVII	C	740.0	2,233.4	1,493.4	38	21.10%	13.20%	—%	C / CC
Pretsl XVIII	C	1,797.4	4,114.6	2,317.1	49	22.70%	9.30%	—%	Caa3 / CC
Pretsl XIX	C	842.1	2,083.7	1,241.6	53	5.20%	12.40%	—%	Caa3 / CC
Pretsl XX	C	505.1	1,198.5	693.4	44	18.60%	12.00%	—%	Ca / C
Pretsl XXI	C1	767.0	3,689.0	2,921.9	50	16.60%	11.10%	—%	Caa2 / C
Pretsl XXIII	A-FP	207.2	1,641.1	1,433.9	91	19.10%	11.10%	18.30%	Aa2 / BBB
Pretsl XXIV	C1	800.8	1,681.4	880.5	63	24.90%	12.10%	—%	C / C
Pretsl XXV	C1	537.5	1,349.9	812.4	51	24.00%	11.40%	—%	C / C
Pretsl XXVI	C1	589.4	1,761.8	1,172.4	55	20.70%	10.50%	—%	Caa3 / C
Pref Pretsl IX	B2	405.3	905.6	500.3	27	25.50%	10.00%	—%	B1 / C
Pretsl X	C2	224.7	480.3	255.5	33	26.90%	8.50%	—%	Caa1 / C
		$34,539	$78,719	$44,180

(1)	At September 30, 2015, current deferrals and defaults as a percent of collateral ranged from 1.2% to 54.2%.

(2)	At September 30, 2015, expected deferrals and defaults as a percent of remaining collateral ranged from 6.3% to 13.2%.

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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At September 30, 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the period ended September 30, 2015. At September 30, 2015, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $24.1 million ($14.2 million after-tax) and is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance of credit related OTTI, beginning of period	$106,872	110,522	108,817	112,235
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(962)	(853)	(2,907)	(2,566)
Reductions for securities sold or paid off during the period	(4,770)	—	(4,770)	—
Balance of credit related OTTI, end of period	$101,140	109,669	101,140	109,669

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
Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three and nine months ended September 30, 2015, the Company received proceeds of $2.6 million on an equity security from the available-for-sale portfolio resulting in a gross realized gain of $1.5 million. For the three and nine months ended September 30, 2015, the Company recognized gains on available-for-sale securities of $42,000 and $126,000, respectively, related to capital distributions of equity securities from the available-for-sale portfolio. For the three and nine months ended September 30, 2015, there were no sales of securities from held-to-maturity portfolio, however the Company recognized a loss of $646,000 on a TruP security which was liquidated by its Trustee.
For the three and nine months ended September 30, 2014, the Company recognized gains on available-for-sale securities of $29,000 and $669,000, of which $29,000 and $145,000 were related to capital distributions of equity securities from the available-for-sale portfolio. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the

Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security during the nine months ended September 30, 2014. Proceeds from the sale of that security was $911,000 which resulted in gross realized gains of $474,000. For the three and nine months ended September 30, 2014, there were no sales of securities from held-to-maturity portfolio, however for the nine months ended September 30, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the three and nine months ended September 30, 2014 there were no losses recognized.

6.    Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Multi-family loans	$5,878,532	5,048,477
Commercial real estate loans	3,773,427	3,139,824
Commercial and industrial loans	922,335	544,402
Construction loans	205,647	143,664
Total commercial loans	10,779,941	8,876,367
Residential mortgage loans	5,111,776	5,764,896
Consumer and other loans	478,527	440,500
Total loans excluding PCI loans	16,370,244	15,081,763
PCI loans	12,845	17,789
Net unamortized premiums and deferred loan costs (1)	(11,868)	(11,698)
Allowance for loan losses	(218,458)	(200,284)
Net loans	$16,152,763	14,887,570
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired in the Gateway Financial acquisition as of January 10, 2014:

January 10, 2014
(In thousands)
Contractually required principal and interest	$4,172
Contractual cash flows not expected to be collected (non-accretable difference)	(1,024)
Expected cash flows to be collected	3,148
Interest component of expected cash flows (accretable yield)	(216)
Fair value of acquired loans	$2,932

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	740	1,401	971	4,154
Acquisitions	—	—	—	216
Accretion (1)	(232)	(193)	(463)	(3,162)
Net reclassification from non-accretable difference	—	—	—	—
Balance, end of period	$508	$1,208	$508	$1,208
(1) Includes the impact of PCI loans transferred to held for sale at lower cost or market as of March 31, 2014.

Allowance for Loan Loss
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of the period	$213,962	$186,070	$200,284	$173,928
Loans charged off	(1,390)	(8,060)	(5,667)	(15,163)
Recoveries	886	4,074	2,841	6,319
Net charge-offs	(504)	(3,986)	(2,826)	(8,844)
Provision for loan losses	5,000	9,000	21,000	26,000
Balance at end of the period	$218,458	$191,084	$218,458	$191,084
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the nine months ended September 30, 2015, the Company recorded charge-offs related to PCI loans acquired of $184,000.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans including PCI loans, by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(273)	(757)	(279)	(367)	(3,624)	(367)	—	(5,667)
Recoveries	421	436	219	266	1,245	254	—	2,841
Provision	7,571	4,701	12,198	1,807	(1,974)	471	(3,774)	21,000
Ending balance-September 30, 2015	$78,866	48,410	32,897	8,194	43,583	3,705	2,803	218,458

Individually evaluated for impairment	$—	—	2,461	—	1,928	—	—	4,389
Collectively evaluated for impairment	78,866	48,410	30,436	8,194	41,655	3,705	2,803	214,069
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2015	$78,866	48,410	32,897	8,194	43,583	3,705	2,803	218,458

Loans:
Individually evaluated for impairment	$3,239	19,373	7,396	3,201	23,964	263	—	57,436
Collectively evaluated for impairment	5,875,293	3,754,054	914,939	202,446	5,087,812	478,264	—	16,312,808
Loans acquired with deteriorated credit quality	—	6,820	53	1,786	3,713	473	—	12,845
Balance at September 30, 2015	$5,878,532	3,780,247	922,388	207,433	5,115,489	479,000	—	16,383,089

	December 31, 2014
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928
Charge-offs	(323)	(6,147)	(2,447)	(640)	(7,715)	(972)	—	(18,244)
Recoveries	3,784	201	516	799	1,783	17	—	7,100
Provision	25,583	3,319	13,417	(2,618)	2,108	2,141	(6,450)	37,500
Ending balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Individually evaluated for impairment	$—	274	—	—	1,865	—	—	2,139
Collectively evaluated for impairment	71,147	43,756	20,759	6,488	46,071	3,347	6,577	198,145
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Loans:
Individually evaluated for impairment	$4,111	22,995	3,310	6,798	23,285	—	—	60,499
Collectively evaluated for impairment	5,044,366	3,116,829	541,092	136,866	5,741,611	440,500	—	15,021,264
Loans acquired with deteriorated credit quality	637	7,329	56	4,732	4,581	454	—	17,789
Balance at December 31, 2014	$5,049,114	3,147,153	544,458	148,396	5,769,477	440,954	—	15,099,552
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
The following tables present the risk category of loans as of September 30, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	September 30, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,473,862	346,801	31,999	25,870	—	—	5,878,532
Commercial real estate	3,371,101	306,387	31,449	64,490	—	—	3,773,427
Commercial and industrial	741,771	153,787	13,313	13,464	—	—	922,335
Construction	191,773	9,594	—	4,280	—	—	205,647
Total commercial loans	9,778,507	816,569	76,761	108,104	—	—	10,779,941
Residential mortgage	4,973,394	—	36,017	102,365	—	—	5,111,776
Consumer and other	469,755	—	2,146	6,626	—	—	478,527
Total	$15,221,656	816,569	114,924	217,095	—	—	16,370,244

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$4,710,124	247,921	62,886	27,546	—	—	5,048,477
Commercial real estate	2,757,949	276,660	29,248	75,967	—	—	3,139,824
Commercial and industrial	405,021	110,374	20,321	8,686	—	—	544,402
Construction	134,356	2,228	2,075	5,005	—	—	143,664
Total commercial loans	8,007,450	637,183	114,530	117,204	—	—	8,876,367
Residential mortgage	5,641,190	—	29,710	93,996	—	—	5,764,896
Consumer and other	433,968	—	2,339	4,193	—	—	440,500
Total	$14,082,608	637,183	146,579	215,393	—	—	15,081,763

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	September 30, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$11,161	—	1,971	13,132	5,865,400	5,878,532
Commercial real estate	7,752	270	8,175	16,197	3,757,230	3,773,427
Commercial and industrial	4,948	859	2,150	7,957	914,378	922,335
Construction	—	—	968	968	204,679	205,647
Total commercial loans	23,861	1,129	13,264	38,254	10,741,687	10,779,941
Residential mortgage	23,577	15,831	80,898	120,306	4,991,470	5,111,776
Consumer and other	1,522	721	6,154	8,397	470,130	478,527
Total	$48,960	17,681	100,316	166,957	16,203,287	16,370,244

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$698	239	2,989	3,926	5,044,551	5,048,477
Commercial real estate	6,566	778	13,940	21,284	3,118,540	3,139,824
Commercial and industrial	792	395	2,903	4,090	540,312	544,402
Construction	—	—	4,345	4,345	139,319	143,664
Total commercial loans	8,056	1,412	24,177	33,645	8,842,722	8,876,367
Residential mortgage	23,712	8,900	75,610	108,222	5,656,674	5,764,896
Consumer and other	1,334	1,006	4,211	6,551	433,949	440,500
Total	$33,102	11,318	103,998	148,418	14,933,345	15,081,763
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	September 30, 2015		December 31, 2014
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	4	$3,012	2	$2,989
Commercial real estate	40	13,799	36	13,940
Commercial and industrial	9	6,499	11	2,903
Construction	5	968	7	4,345
Total commercial loans	58	24,278	56	24,177
Residential mortgage and consumer	506	99,867	406	84,182
Total non-accrual loans	564	$124,145	462	$108,359
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2015, these loans are comprised of 13 residential TDR loans totaling $2.8 million, 7 commercial TDR loans totaling $2.9 million, 3 consumer loans totaling $263,000 and 1 multi-family TDR loan totaling $1.0 million. There were 9 residential TDR loans totaling $2.8 million which were also 30-89 days delinquent and classified as non-accrual. As of December 31, 2014, these loans are comprised of 5 residential TDR loans totaling $1.5 million. There were 10 residential TDR loans totaling $2.9 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of September 30, 2015, PCI loans with a carrying value of $12.8 million included $7.1 million of which were current and $5.7 million of which were 90 days or more delinquent. As of December 31, 2014, PCI loans with a carrying value of $17.8 million included $9.2 million of which were current and $8.6 million of which were 90 days or more delinquent.
At September 30, 2015 and December 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $57.4 million and $60.5 million, respectively, with allocations of the allowance for loan losses of $4.4 million and $2.1 million, respectively. During the three months ended September 30, 2015 and 2014, interest income received and recognized on these loans totaled $656,000 and $678,000, respectively. During the nine months ended September 30, 2015 and 2014, interest income received and recognized on these loans totaled $2.1 million and $1.9 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of September 30, 2015 and
December 31, 2014:

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$3,239	6,836	—	2,938	96
Commercial real estate	19,373	24,087	—	19,309	849
Commercial and industrial	3,047	3,046	—	2,838	52
Construction	3,201	3,207	—	6,896	106
Total commercial loans	28,860	37,176	—	31,981	1,103
Residential mortgage and consumer	7,907	10,608	—	7,323	413
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	4,349	4,349	2,461	4,431	147
Construction	—	—	—	—	—
Total commercial loans	4,349	4,349	2,461	4,431	147
Residential mortgage and consumer	16,320	16,793	1,928	16,559	406
Total:
Multi-family	3,239	6,836	—	2,938	96
Commercial real estate	19,373	24,087	—	19,309	849
Commercial and industrial	7,396	7,395	2,461	7,269	199
Construction	3,201	3,207	—	6,896	106
Total commercial loans	33,209	41,525	2,461	36,412	1,250
Residential mortgage and consumer	24,227	27,401	1,928	23,882	819
Total impaired loans	$57,436	68,926	4,389	60,294	2,069

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$4,111	7,846	—	4,746	135
Commercial real estate	19,901	23,601	—	17,056	879
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	34,120	44,049	—	37,396	1,576
Residential mortgage and consumer	6,755	8,830	—	6,606	370
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	3,094	4,760	274	3,106	72
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	3,094	4,760	274	3,106	72
Residential mortgage and consumer	16,530	16,882	1,865	16,547	507
Total:
Multi-family	4,111	7,846	—	4,746	135
Commercial real estate	22,995	28,361	274	20,162	951
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	37,214	48,809	274	40,502	1,648
Residential mortgage and consumer	23,285	25,712	1,865	23,153	877
Total impaired loans	$60,499	74,521	2,139	63,655	2,525
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

The following table presents the total troubled debt restructured loans at September 30, 2015 and December 31, 2014. There were two residential PCI loans that were classified as TDRs and are included in the table below at September 30, 2015. There were no PCI loans classified as a TDR for the period ended December 31, 2014.

	September 30, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	1	$551	1	$1,041	2	$1,592
Commercial real estate	5	13,256	8	6,102	13	19,358
Commercial and industrial	2	1,115	—	—	2	1,115
Construction	1	937	2	478	3	1,415
Total commercial loans	9	15,859	11	7,621	20	23,480
Residential mortgage and consumer	29	9,377	53	14,850	82	24,227
Total	38	$25,236	64	$22,471	102	$47,707

	December 31, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	2	$1,122	—	$—	2	$1,122
Commercial real estate	8	15,250	1	3,197	9	18,447
Commercial and industrial	2	1,381	—	—	2	1,381
Construction	2	3,066	—	—	2	3,066
Total commercial loans	14	20,819	1	3,197	15	24,016
Residential mortgage and consumer	41	14,805	29	8,456	70	23,261
Total	55	$35,624	30	$11,653	85	$47,277

The following table presents information about troubled debt restructurings that occurred during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Multi-family	1	$1,115	$1,115	—	$—	$—
Commercial real estate	2	699	699	2	9,549	6,549
Construction	1	182	182	—	—	—
Total commercial loans	4	1,996	1,996	2	9,549	6,549
Residential mortgage and consumer	3	376	376	—	—	—

	Nine Months Ended September 30,
	2015			2014
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Multi-family	1	$1,115	$1,115	—	$—	$—
Commercial real estate	3	777	777	3	10,657	7,657
Construction	2	1,508	1,508	—	—	—
Total commercial loans	6	3,400	3,400	3	10,657	7,657
Residential mortgage and consumer	16	2,830	2,830	8	2,546	2,546

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependant TDRs during the three and nine months ended September 30, 2015 and 2014. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.9 million and $1.9 million at September 30, 2015 and December 31, 2014, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. For the three and nine months ended September 30, 2015, the commerical loans which qualified as a TDR involved the maturity and payment terms being modified. As of September 30, 2015 and 2014, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Multi-family	1	3.88%	3.88%	—	—%	—%
Commercial real estate	2	4.73%	5.78%	2	6.42%	5.49%
Construction	1	4.75%	4.75%	—	—	—
Residential mortgage and consumer	3	5.28%	3.19%	—	—	—

	Nine Months Ended September 30,
	2015			2014
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Multi-family	1	3.88%	3.88%	—	—%	—%
Commercial real estate	3	4.78%	5.64%	3	6.59%	5.75%
Construction	2	4.97%	4.97%	—	—	—
Residential mortgage and consumer	16	5.19%	3.39%	8	5.18%	3.57%
Loans modified as TDRs in the previous 12 months to September 30, 2015, for which there was a payment default consisted of 1 residential loan with a recorded investment of $478,000 at September 30, 2015. There were no loans modified as TDRs in the previous 12 months to September 30, 2014, for which there was a payment default.

7.     Deposits
Deposits are summarized as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Checking accounts	$4,186,633	3,892,839
Money market deposits	3,670,902	3,390,238
Savings	2,121,817	2,318,911
Total transaction accounts	9,979,352	9,601,988
Certificates of deposit	3,361,806	2,570,338
Total deposits	$13,341,158	12,172,326

8.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Mortgage servicing rights	$16,965	14,261
Core deposit premiums	12,135	14,683
Other	168	190
Total other intangible assets	29,268	29,134
Goodwill	77,571	77,571
Goodwill and intangible assets	$106,839	106,705

The following table summarizes other intangible assets as of September 30, 2015 and December 31, 2014:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2015
Mortgage servicing rights	$24,604	(7,518)	(121)	16,965
Core deposit premiums	25,058	(12,923)	—	12,135
Other	300	(132)	—	168
Total other intangible assets	$49,962	(20,573)	(121)	29,268

December 31, 2014
Mortgage servicing rights	$23,925	(9,543)	(121)	14,261
Core deposit premiums	25,058	(10,375)	—	14,683
Other	300	(110)	—	190
Total other intangible assets	$49,283	(20,028)	(121)	29,134

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $2.16 billion and $1.85 billion at September 30, 2015 and December 31, 2014 respectively, all of which relate to residential mortgage loans. At September 30, 2015 and December 31, 2014, the servicing asset, included in intangible assets, had an estimated fair value of $17.0 million and $14.3 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.21%, a weighted average constant prepayment rate on mortgages of 11.64% and a weighted average life of 6.1 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

9.     Equity Incentive Plan

At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan ("2015 Plan"). On June 23, 2015, the Company granted to directors and certain employees a total of 6,849,832 restricted stock awards and 11,576,612 stock options to purchase Company stock. The restricted stock awards and stock options were issued out of the 2015 Plan, which allows the Company to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The 2015 Plan provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.

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

The following table presents the share based compensation expense for the three and nine months ended September 30, 2015 and 2014. Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC on May 7, 2014, vesting accelerated for both stock options and restricted stock outstanding awards and all applicable expenses were recognized during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Stock option expense	$1,499	11	1,513	1,775
Restricted stock expense	2,994	—	3,335	11,922
Total share based compensation expense	$4,493	11	4,848	13,697
The following is a summary of the Company’s stock option activity as of September 30, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,092,584	$6.06	2.8	$46,984
Granted	11,576,612	12.54	10.2
Exercised	(1,092,908)	5.88	2.0
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2015	19,576,288	$9.90	6.9	$50,062
Exercisable at September 30, 2015	7,976,341	$6.07	2.1	$50,023
Expected future expenses relating to the non-vested options outstanding as of September 30, 2015 is $34.1 million over a weighted average period of 6.1 years.

The following is a summary of the Company’s restricted shares as of September 30, 2015:

	Number of Shares Awarded	Weighted Average Grant Date fair Value
Outstanding at December 31, 2014	—	$—
Granted	6,849,832	12.54
Vested	—	—
Forfeited	—	—
Outstanding and non vested at September 30, 2015	6,849,832	$12.54
Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2015 is $81.7 million over a weighted average period of 5.9 years.

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
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$774	580	2,322	1,740
Interest cost	374	331	1,123	992
Amortization of:
Prior service cost	12	24	37	73
Net gain	321	158	962	474
Total net periodic benefit cost	$1,481	1,093	4,444	3,279
Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the nine months ended September 30, 2015.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the nine months ended September 30, 2015. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2015.

11.    Comprehensive Income (loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Three Months Ended September 30,
	2015			2014
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$71,659	(22,865)	48,794	62,133	(23,092)	39,041
Other comprehensive income (loss):
Change in funded status of retirement obligations	351	(144)	207	182	(73)	109
Unrealized gain (loss) on securities available-for-sale	6,357	(3,159)	3,198	(3,973)	1,644	(2,329)
Accretion of loss on securities reclassified to held to maturity available for sale	627	(256)	371	745	(304)	441
Reclassification adjustment for security gains included in net income	(1,537)	—	(1,537)	—	—	—
Other-than-temporary impairment accretion on debt securities	319	(130)	189	336	(137)	199
Total other comprehensive income (loss)	6,117	(3,689)	2,428	(2,710)	1,130	(1,580)
Total comprehensive income	$77,776	(26,554)	51,222	59,423	(21,962)	37,461

	Nine Months Ended September 30,
	2015			2014
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$212,027	(74,924)	137,103	141,848	(53,204)	88,644
Other comprehensive income (loss):
Change in funded status of retirement obligations	1,058	(432)	626	547	(220)	327
Unrealized gain (loss) on securities available-for-sale	6,372	(2,644)	3,728	5,874	(2,319)	3,555
Accretion of loss on securities reclassified to held to maturity from available for sale	1,910	(780)	1,130	2,215	(905)	1,310
Reclassification adjustment for security gains included in net income	(1,537)	—	(1,537)	(233)	95	(138)
Other-than-temporary impairment accretion on debt securities	965	(394)	571	1,007	(411)	596
Total other comprehensive income	8,768	(4,250)	4,518	9,410	(3,760)	5,650
Total comprehensive income	$220,795	(79,174)	141,621	151,258	(56,964)	94,294

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2014	$(10,911)	(4,528)	7,851	—	(14,816)	(22,404)
Net change	626	1,130	3,728	(1,537)	571	4,518
Balance - September 30, 2015	$(10,285)	(3,398)	11,579	(1,537)	(14,245)	(17,886)

Balance - December 31, 2013	$(5,869)	(6,255)	1,900	138	(15,610)	(25,696)
Net change	327	1,310	3,555	(138)	596	5,650
Balance - September 30, 2014	$(5,542)	(4,945)	5,455	—	(15,014)	(20,046)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(1,537)	—	(1,537)	(233)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	—	6	—	19
Amortization of prior service cost	12	31	40	93
Amortization of net gain	339	145	1,018	435
Compensation and fringe benefits	351	182	1,058	547
Total before tax	(1,186)	182	(835)	314
Income tax	(144)	(73)	(432)	(131)
Net of tax	$(1,330)	109	(1,267)	183

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

	Carrying Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,411	—	6,411	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	552,811	—	552,811	—
Federal National Mortgage Association	713,264	—	713,264	—
Government National Mortgage Association	25,978	—	25,978	—
Total mortgage-backed securities available-for-sale	1,292,053	—	1,292,053	—
Total securities available-for-sale	$1,298,464	—	1,298,464	—

	Carrying Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,523	—	8,523	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	507,283	—	507,283	—
Federal National Mortgage Association	681,992	—	681,992	—
Government National Mortgage Association	126	—	126	—
Total mortgage-backed securities available-for-sale	1,189,401	—	1,189,401	—
Total securities available-for-sale	$1,197,924	—	1,197,924	—
There have been no changes in the methodologies used at September 30, 2015 from December 31, 2014, and there were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance beginning of period (1)	$—	—	—	670
Transfers from held-to-maturity	—	—	—	—
Total net (losses) gains for the period included in:
Net income	—	—	—	470
Other comprehensive income (loss)	—	—	—	(229)
Sales	—	—	—	(911)
Settlements	—	—	—	—
Balance end of period	$—	—	—	—
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligations backed by trust preferred securities. The security was subsequently sold during the nine months ended September 30, 2014.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2015, the fair value model used prepayment speeds ranging from 6.30% to 41.70% and a discount rate of 10.21% for the valuation of the mortgage servicing rights. At December 31, 2014, the fair value model used prepayment speeds ranging from 5.70% to 29.40% and a discount rate of 10.17% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At September 30, 2015, appraisals were discounted in a range of 0%-25%.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014. For the three months ended September 30, 2015 there was no change to mortgage servicing rights measured at fair value on a non-recurring basis. For the year ended December 31, 2014, there was no change to carrying value of impaired loans measured at fair value on a non-recurring basis.

					Carrying Value at September 30, 2015
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable	Probability of default	0.0% - 25.0%	12.10%	1,647	—	—	1,647
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	20.18%	250	—	—	250
					$1,897	—	—	1,897

					Carrying Value at December 31, 2014
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	5.70% - 29.40%	11.22%	$13,081	—	—	13,081
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	15.87%	566	—	—	566
					$13,647	—	—	13,647
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

FHLB Stock
The fair value of the Federal Home Loan Bank of New York ("FHLB") stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to hold a minimum investment based upon the unpaid principal of home mortgage loans and/or FHLB advances outstanding.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$161,613	161,613	161,613	—	—
Securities available-for-sale	1,298,464	1,298,464	—	1,298,464	—
Securities held-to-maturity	1,796,779	1,865,137	—	1,786,318	78,819
Stock in FHLB	182,850	182,850	182,850	—	—
Loans held for sale	7,910	7,910	—	7,910	—
Net loans	16,152,763	16,195,604	—	—	16,195,604
Financial liabilities:
Deposits, other than time deposits	$9,979,352	9,979,352	9,979,352	—	—
Time deposits	3,361,806	3,370,572	—	3,370,572	—
Borrowed funds	3,358,553	3,140,460	—	3,140,460	—

	December 31, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$230,961	230,961	230,961	—	—
Securities available-for-sale	1,197,924	1,197,924	—	1,197,924	—
Securities held-to-maturity	1,564,479	1,609,365	—	1,544,129	65,236
Stock in FHLB	151,287	151,287	151,287	—	—
Loans held for sale	6,868	6,868	—	6,868	—
Net loans	14,887,570	14,747,319	—	—	14,747,319
Financial liabilities:
Deposits, other than time deposits	$9,601,988	9,601,988	9,601,988	—	—
Time deposits	2,570,338	2,580,572	—	2,580,572	—
Borrowed funds	2,766,104	2,796,969	—	2,796,969	—
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
13.    Recent Accounting Pronouncements
    In September 2015, the FASB issued ASU 2015-16, “Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments." Under the new rules, acquirers no longer have to retrospectively adjust provisional amounts included in acquisition-date financial statements, when final facts and circumstances are not known on the acquisition date, and later become known in the measurement period. Instead, adjustments that are made in a later period are to be reported in that period. However, acquirers must disclose the amount of adjustments to current period income relating to amounts that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.
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
On October 29, 2015, the Company declared a cash dividend of $0.05 per share. The $0.05 dividend per share will be paid to stockholders on November 25, 2015, with a record date of November 10, 2015.

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
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis. The Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For a period in which cash flows aren't reforecasted, the prior period's estimated cash flows are adjusted to reflect the actual cash received and credit events that occurred during the current reporting period.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the three months ended September 30, 2015, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
While an increase in intermediate-term treasury yields earlier in the year provided an opportunity to increase loan rates, the persistent low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at yields lower than the overall portfolio. However, we have been able to generally offset net interest income compression through interest earning asset growth.  We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and a potential rise in short-term interest rates beginning at the end of 2015.  If short-term interest rates increase, and the curve flattens, we may be subject to near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
Our results of operations are also significantly affected by general economic conditions. While the consumer has benefited from lower energy costs and national and regional unemployment rates have improved, the velocity of economic growth remains sluggish. The overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, our diligence in resolving our problem loans as well as the unseasoned nature of our loan portfolio.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $1.56 billion, or 8.3%, to $20.33 billion at September 30, 2015 from $18.77 billion at December 31, 2014. Net loans increased $1.27 billion to $16.15 billion at September 30, 2015, while securities increased by $332.8 million, or 12.0%, to $3.10 billion at September 30, 2015 from $2.76 billion at December 31, 2014. During the nine months ended September 30, 2015, we originated $1.50 billion in multi-family loans, $797.2 million in commercial real estate loans, $575.3 million in commercial and industrial loans, $505.6 million in residential loans, $172.1 million in consumer and other loans and $45.6 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
Capital management is a key component of our business strategy. With the completion of the second step conversion in May 2014, we raised net proceeds of $2.15 billion in equity. We plan to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s initial public offering, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 16.54% at September 30, 2015 from 19.90% at September 30, 2014. In March 2015, we commenced the first stock repurchase plan for 5% of our outstanding shares of common stock, or approximately 17.9 million shares. This repurchase plan was completed in June 2015 when we announced our second share repurchase program which authorizes the repurchase of an additional 10% of outstanding shares of common stock, or approximately 34.8 million shares. Stockholders' equity has been impacted for the nine months ended September 30, 2015 by the repurchase of 25.3 million shares of common stock for $304.2 million as well as cash dividends of $0.20 per share totaling $70.5 million.

We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, additional product offerings, investments in staff and opportunistic acquisitions in our market area. We will continue to build additional operational infrastructure and add key personnel as our company grows and our business changes. In August 2015, we completed the conversion of the Bank's core operating system. This conversion will allow us to provide an additional level of service to our customers and bring efficiencies to current processes. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and cash dividend payments.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets increased by $1.56 billion, or 8.3%, to $20.33 billion at September 30, 2015 from $18.77 billion at December 31, 2014. Net loans increased $1.27 billion to $16.15 billion at September 30, 2015, while securities increased by $332.8 million, or 12.0%, to $3.10 billion at September 30, 2015 from $2.76 billion at December 31, 2014.

Net Loans. Net loans increased by $1.27 billion, or 8.5%, to $16.15 billion at September 30, 2015 from $14.89 billion at December 31, 2014. At September 30, 2015, total loans were $16.38 billion which included $5.88 billion in multi-family loans, $5.12 billion in residential loans, $3.78 billion in commercial real estate loans, $922.4 million in commercial and industrial loans, $479.0 million in consumer and other loans and $207.4 million in construction loans. During the nine months ended September 30, 2015, we originated $1.50 billion in multi-family loans, $797.2 million in commercial real estate loans, $575.3 million in commercial and industrial loans, $505.6 million in residential loans, $172.1 million in consumer and other loans and $45.6 million in construction loans. In addition, during the three months ended September 30, 2015, we purchased $144.4 million of commercial real estate loans and sold $347.3 million in residential loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated $187.0 million for the nine months ended September 30, 2015 in residential mortgage loans that were sold to third party investors.

We also hold in our loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at September 30, 2015 and December 31, 2014 was $199.0 million and $288.0 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of September 30, 2015, we had $866.3 million commercial real estate interest only loans in our loan portfolio. We maintained stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
    Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial Corporation and Marathon Bank. For the period ending September 30, 2015, PCI loans totaled $12.8 million. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by the Bank. The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios.

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	4	$3.0	6	$4.1	5	$3.9	2	$3.0	1	$1.9
Commercial real estate	40	13.8	36	12.9	35	11.6	36	13.9	29	14.6
Commercial and industrial	9	6.5	7	2.2	8	2.3	11	2.9	4	0.8
Construction	5	1.0	3	0.9	7	4.3	7	4.4	6	12.8
Total commercial loans	58	24.3	52	20.1	55	22.1	56	24.2	40	30.1
Residential and consumer	506	99.8	422	86.6	423	88.0	406	84.2	383	85.9
Total non-accrual loans	564	$124.1	474	$106.7	478	$110.1	462	$108.4	423	$116.0
Accruing troubled debt restructured loans	38	$25.2	48	$29.6	50	$31.5	55	$35.6	55	$32.3
Non-accrual loans to total loans		0.76%		0.68%		0.70%		0.72%		0.81%
Allowance for loan loss as a percent of non-accrual loans		175.97%		200.51%		189.02%		184.83%		164.68%
Allowance for loan loss as a percent of total loans		1.33%		1.36%		1.33%		1.33%		1.33%
Total non-accrual loans increased to $124.1 million at September 30, 2015 compared to $108.4 million at December 31, 2014, which is primarily related to an increase in residential non accrual loans. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At September 30, 2015, our allowance for loan loss as a percent of total loans is 1.33%. At September 30, 2015, there were $47.7 million of loans deemed as troubled debt restructurings, of which $24.2 million were residential and consumer loans, $19.4 million were commercial real estate loans, $1.4 million were construction loans, $1.6 million were multi-family loans and $1.1 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $25.2 million were classified as accruing and $22.5 million were classified as non-accrual at September 30, 2015.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2015, the Company has deemed potential problem loans excluding PCI loans, totaling $22.6 million, which comprised of 9 multi-family loans totaling $11.2 million, 14 commercial real estate loans totaling $7.6 million and 12 commercial and industrial loans totaling $3.8 million. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.76% at September 30, 2015 compared to 0.72% at December 31, 2014. The allowance for loan losses as a percentage of non-accrual loans was 175.97% at September 30, 2015 compared to 184.83% at December 31, 2014. At September 30, 2015 and December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.33% for both periods.
At September 30, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $57.4 million, of which $20.7 million of impaired loans had a specific allowance for credit losses of $4.4 million and $36.7 million of impaired loans had no specific allowance for credit losses. At December 31, 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $60.5 million, of which $19.6 million had a related allowance for credit losses of $2.1 million and $40.9 million had no related allowance for credit losses.

The allowance for loan losses increased by $18.2 million to $218.5 million at September 30, 2015 from $200.3 million at December 31, 2014. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending and commercial and industrial loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at September 30, 2015 and December 31, 2014 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2015		December 31, 2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$78,866	35.88%	$71,147	33.44%
Commercial real estate loans	48,410	23.07%	44,030	20.84%
Commercial and industrial loans	32,897	5.63%	20,759	3.61%
Construction loans	8,194	1.28%	6,488	0.98%
Residential mortgage loans	43,583	31.22%	47,936	38.21%
Consumer and other loans	3,705	2.92%	3,347	2.92%
Unallocated	2,803	—	6,577	—
Total allowance	$218,458	100.00%	$200,284	100.00%

Securities. Securities, in the aggregate, increased by $332.8 million, or 12.0%, to $3.10 billion at September 30, 2015 from $2.76 billion at December 31, 2014. This increase was a result of purchases partially offset by paydowns.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $31.6 million, or 20.9%, to $182.9 million at September 30, 2015 from $151.3 million at December 31, 2014. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $158.2 million at September 30, 2015 and $161.6 million at December 31, 2014. Other assets were $2.2 million at September 30, 2015 and $10.3 million at December 31, 2014.
Deposits. Deposits increased by $1.17 billion, or 9.6%, from $12.17 billion at December 31, 2014 to $13.34 billion at September 30, 2015. Certificates of deposit increased $791.5 million to $3.36 billion at September 30, 2015 from $2.57 billion at December 31, 2014. Core deposits represent approximately 75% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased by $592.5 million, or 21.4%, to $3.36 billion at September 30, 2015 from $2.77 billion at December 31, 2014 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $215.7 million to $3.36 billion at September 30, 2015 from $3.58 billion at December 31, 2014. The decrease is primarily attributed to the repurchase of 25.3 million shares of common stock for $304.2 million as well as cash dividends of $0.20 per share totaling $70.5 million for the nine months ended September 30, 2015. These decreases are offset by an increase related to net income of $137.1 million for the nine months ended September 30, 2015.
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

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$224,276	$68	0.12%	$253,280	$70	0.11%
Securities available-for-sale	1,274,256	5,759	1.81%	1,069,550	4,715	1.76%
Securities held-to-maturity	1,772,043	9,983	2.25%	1,449,443	8,364	2.31%
Net loans	15,843,434	169,216	4.27%	13,931,314	152,397	4.38%
Stock in FHLB	177,616	1,871	4.21%	141,283	1,512	4.28%
Total interest-earning assets	19,291,625	186,897	3.88%	16,844,870	167,058	3.97%
Non-interest-earning assets	773,225			729,113
Total assets	$20,064,850			$17,573,983
Interest-bearing liabilities:
Savings deposits	$2,178,877	$1,732	0.32%	$2,219,351	$1,679	0.30%
Interest-bearing checking	2,632,445	2,255	0.34%	2,596,455	2,364	0.36%
Money market accounts	3,571,504	5,602	0.63%	2,255,112	3,059	0.54%
Certificates of deposit	3,283,262	9,075	1.11%	3,084,715	7,387	0.96%
Total interest-bearing deposits	11,666,088	18,664	0.64%	10,155,633	14,489	0.57%
Borrowed funds	3,245,751	16,959	2.09%	2,489,116	14,724	2.37%
Total interest-bearing liabilities	14,911,839	35,623	0.96%	12,644,749	29,213	0.92%
Non-interest-bearing liabilities	1,766,491			1,388,052
Total liabilities	16,678,330			14,032,801
Stockholders’ equity	3,386,520			3,541,182
Total liabilities and stockholders’ equity	$20,064,850			$17,573,983
Net interest income		$151,274			$137,845
Net interest rate spread(1)			2.92%			3.05%
Net interest-earning assets(2)	$4,379,786			$4,200,121
Net interest margin(3)			3.14%			3.27%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29x			1.33x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$203,336	$124	0.08%	$350,906	$379	0.14%
Securities available-for-sale	1,236,175	16,675	1.80%	922,108	13,254	1.92%
Securities held-to-maturity	1,668,829	27,957	2.23%	1,235,518	22,820	2.46%
Net loans	15,515,391	493,783	4.24%	13,549,571	447,899	4.41%
Stock in FHLB	171,194	5,046	3.93%	156,209	5,420	4.63%
Total interest-earning assets	18,794,925	543,585	3.86%	16,214,312	489,772	4.03%
Non-interest-earning assets	768,739			731,942
Total assets	$19,563,664			$16,946,254
Interest-bearing liabilities:
Savings deposits	$2,275,965	$5,026	0.29%	$2,234,224	$4,998	0.30%
Interest-bearing checking	2,694,033	7,110	0.35%	2,394,235	6,274	0.35%
Money market accounts	3,504,684	17,538	0.67%	2,149,500	8,687	0.54%
Certificates of deposit	2,824,479	21,438	1.01%	3,284,864	23,286	0.95%
Total interest-bearing deposits	11,299,161	51,112	0.60%	10,062,823	43,245	0.57%
Borrowed funds	3,141,608	48,205	2.05%	2,811,826	44,728	2.12%
Total interest-bearing liabilities	14,440,769	99,317	0.92%	12,874,649	87,973	0.91%
Non-interest-bearing liabilities	1,637,013			1,531,647
Total liabilities	16,077,782			14,406,296
Stockholders’ equity	3,485,882			2,539,958
Total liabilities and stockholders’ equity	$19,563,664			$16,946,254
Net interest income		$444,268			$401,799
Net interest rate spread(1)			2.94%			3.12%
Net interest-earning assets(2)	$4,354,156			$3,339,663
Net interest margin(3)			3.15%			3.30%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30x			1.26x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014
Net Income. Net income for the for the three and nine months ended September 30, 2015 was $48.8 million and $137.1 million, respectively, compared to net income of $39.0 million and $88.6 million for the three and nine months ended September 30, 2014.
Net Interest Income. Net interest income increased by $13.4 million, or 9.7%, to $151.3 million for the three months ended September 30, 2015 from $137.8 million for the three months ended September 30, 2014. The increase was primarily due to the average balance of interest earning assets increasing $2.45 billion to $19.29 billion at September 30, 2015 compared to $16.84 billion at September 30, 2014. This was partially offset by the average balance of our interest bearing liabilities increasing $2.27 billion to $14.91 billion at September 30, 2015 compared to $12.64 billion at September 30, 2014. In addition, the weighted average yield on our interest-earning assets decreased 9 basis points to 3.88% for the three months ended September 30, 2015 from 3.97% for the three months ended September 30, 2014 and the weighted average cost of our interest bearing liabilities increased 4 basis points to 0.96% for the three months ended September 30, 2015 from 0.92% at September 30, 2014. The net interest spread decreased by 13 basis points to 2.92% for the three months ended September 30, 2015 from 3.05% for the three months ended September 30, 2014 as the weighted average yield on interest earning assets declined 9 basis points and the weighted average cost of interest bearing liabilities increased 4 basis points.
Net interest income increased by $42.5 million, or 10.6%, to $444.3 million for the nine months ended September 30, 2015 from $401.8 million for the nine months ended September 30, 2014. The increase was primarily due to the average balance of interest earning assets increasing $2.58 billion to $18.79 billion at September 30, 2015 compared to $16.21 billion at September 30, 2014. This was partially offset by the average balance of our interest bearing liabilities increasing $1.57 billion to $14.44 billion at September 30, 2015 compared to $12.87 billion at September 30, 2014, as well as the weighted average yield on our interest-earning assets decreasing 17 basis points to 3.86% for the nine months ended September 30, 2015 from 4.03% for the nine months ended September 30, 2014. The net interest spread decreased by 18 basis points to 2.94% for the nine months ended September 30, 2015 from 3.12% for the nine months ended September 30, 2014 as the weighted average yield on interest earning assets declined 17 basis points and cost of interest bearing liabilities increased one basis point.
Interest and Dividend Income. Total interest and dividend income increased by $19.8 million, or 11.9%, to $186.9 million for the three months ended September 30, 2015 from $167.1 million for the three months ended September 30, 2014. This increase is attributed to the average balance of interest-earning assets increasing $2.45 billion, or 14.5%, to $19.29 billion for the three months ended September 30, 2015 from $16.84 billion for the three months ended September 30, 2014 as a result of organic growth. This was partially offset by the weighted average yield on interest-earning assets decreasing 9 basis points to 3.88% for the three months ended September 30, 2015 compared to 3.97% for the three months ended September 30, 2014.
Interest income on loans increased by $16.8 million, or 11.0%, to $169.2 million for the three months ended September 30, 2015 from $152.4 million for the three months ended September 30, 2014 as a result of a $1.91 billion, or 13.7%, increase in the average balance of net loans to $15.84 billion for the three months ended September 30, 2015 from $13.93 billion for the three months ended September 30, 2014. The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.25 billion, $728.3 million and $503.2 million, respectively, partially offset by the average balance of residential loans decreasing $591.5 million for the three months ended September 30, 2015. The weighted average yield on net loans decreased 11 basis points to 4.27% for the three months ended September 30, 2015 from 4.38% for the three months ended September 30, 2014. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment and the sale of $347.3 million of residential loans for the three months ended September 30, 2015. Prepayment penalties, which are included in interest income, increased to $6.4 million for the three months ended September 30, 2015 from $4.3 million for the three months ended September 30, 2014.
Interest income on all other interest-earning assets, excluding loans, increased by $3.0 million, or 20.6%, to $17.7 million for the three months ended September 30, 2015 from $14.7 million for the three months ended September 30, 2014. The increase is attributed to a $534.6 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.45 billion for the three months ended September 30, 2015 from $2.91 billion for the three months ended September 30, 2014. In addition, the weighted average yield on interest-earning assets, excluding loans increased 4 basis points to 2.05% for the three months ended September 30, 2015 compared to 2.01% for the three months ended September 30, 2014.
Total interest and dividend income increased by $53.8 million, or 11.0%, to $543.6 million for the nine months ended September 30, 2015 from $489.8 million for the nine months ended September 30, 2014. This increase is attributed to the average balance of interest-earning assets increasing $2.58 billion, or 15.9%, to $18.79 billion for the nine months ended September 30, 2015 from $16.21 billion for the nine months ended September 30, 2014. This was partially offset by the weighted average yield on interest-earning assets decreasing 17 basis points to 3.86% for the nine months ended September 30, 2015 compared to 4.03% for the nine months ended September 30, 2014.

Interest income on loans increased by $45.9 million, or 10.2%, to $493.8 million for the nine months ended September 30, 2015 from $447.9 million for the nine months ended September 30, 2014, reflecting a $1.97 billion, or 14.5%, increase in the average balance of net loans to $15.52 billion for the nine months ended September 30, 2015 from $13.55 billion for the nine months ended September 30, 2014. The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.20 billion, $696.2 million and $407.9 million, respectively, partially offset by the average balance of residential loans decreasing $324.4 million for the nine months ended September 30, 2015. The weighted average yield on net loans decreased 17 basis points to 4.24% for the nine months ended September 30, 2015 from 4.41% for the nine months ended September 30, 2014. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $16.6 million for the nine months ended September 30, 2015 from $13.2 million for the nine months ended September 30, 2014.
Interest income on all other interest-earning assets, excluding loans, increased by $7.9 million, or 18.9%, to $49.8 million for the nine months ended September 30, 2015 from $41.9 million for the nine months ended September 30, 2014. The average balance of all other interest-earning assets, excluding loans, increased by $614.8 million to $3.28 billion for the nine months ended September 30, 2015 from $2.66 billion for the nine months ended September 30, 2014. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 8 basis points to 2.02% for the nine months ended September 30, 2015 compared to 2.10% for the nine months ended September 30, 2014.
Interest Expense. Total interest expense increased by $6.4 million, or 21.9%, to $35.6 million for the three months ended September 30, 2015 from $29.2 million for the three months ended September 30, 2014. This increase is due to the average balance of total interest-bearing liabilities increasing by $2.27 billion, or 17.9%, to $14.91 billion for the three months ended September 30, 2015 from $12.64 billion for the three months ended September 30, 2014. In addition, the weighted average cost of total interest-bearing liabilities increased 4 basis points to 0.96% for the three months ended September 30, 2015 compared to 0.92% for the three months ended September 30, 2014.

Interest expense on interest-bearing deposits increased $4.2 million, or 28.8% to $18.7 million for the three months ended September 30, 2015 from $14.5 million for the three months ended September 30, 2014. This increase is attributed to the average balance of total interest-bearing deposits increasing $1.51 billion, or 14.9% to $11.67 billion for the three months ended September 30, 2015 from $10.16 billion for the three months ended September 30, 2014. In addition, the weighted average cost of interest-bearing deposits increased by 7 basis point to 0.64% for the three months ended September 30, 2015 from 0.57% for the three months ended September 30, 2014.

Interest expense on borrowed funds increased by $2.2 million, or 15.2%, to $17.0 million for the three months ended September 30, 2015 from $14.7 million for the three months ended September 30, 2014. The average balance of borrowed funds increased $756.6 million or 30.4%, to $3.25 billion for the three months ended September 30, 2015 from $2.49 billion for the three months ended September 30, 2014. This increase was offset by a decrease to the weighted average cost of borrowings to 2.09% for the three months ended September 30, 2015 from 2.37% for the three months ended September 30, 2014.
Total interest expense increased by $11.3 million, or 12.9%, to $99.3 million for the nine months ended September 30, 2015 from $88.0 million for the nine months ended September 30, 2014. This increase is attributed to the average balance of total interest-bearing liabilities increasing by $1.57 billion, or 12.2%, to $14.44 billion for the nine months ended September 30, 2015 from $12.87 billion for the nine months ended September 30, 2014. In addition, the weighted average cost of total interest-bearing liabilities increased 1 basis point to 0.92% for the nine months ended September 30, 2015 from 0.91% at September 30, 2014.
Interest expense on interest-bearing deposits increased $7.9 million, or 18.2%, to $51.1 million for the nine months ended September 30, 2015 from $43.2 million for the nine months ended September 30, 2014. This increase is attributed to the average balance of total interest-bearing deposits increasing $1.24 billion, or 12.3% to $11.30 billion for the nine months ended September 30, 2015 from $10.06 billion for the nine months ended September 30, 2014. In addition, the average cost of interest-bearing deposits increased 3 basis point to 0.60% for the nine months ended September 30, 2015 from 0.57% for the nine months ended September 30, 2014.
Interest expense on borrowed funds increased by $3.5 million, or 7.8%, to $48.2 million for the the nine months ended September 30, 2015 from $44.7 million for the nine months ended September 30, 2014. The average balance of borrowed funds increased $329.8 million or 11.7%, to $3.14 billion for the nine months ended September 30, 2015 from $2.81 billion for the nine months ended September 30, 2014. This was partially offset by the weighted average cost of borrowings decreasing 7 basis points to 2.05% for the nine months ended September 30, 2015 from 2.12% for the nine months ended September 30, 2014.
Provision for Loan Losses. Our provision for loan losses was $5.0 million for the three months ended September 30, 2015 compared to $9.0 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, net charge-offs were $504,000 compared to $4.0 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our provision for loan losses was $21.0 million compared to $26.0 million for the nine months ended

September 30, 2014. For the nine months ended September 30, 2015, net charge-offs were $2.8 million compared to $8.8 million for the nine months ended September 30, 2014. Our provision for the three and nine months ended September 30, 2015 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans.
Non-Interest Income. Total non-interest income increased by $1.4 million, or 14.5% to $11.3 million for the three months ended September 30, 2015 from $9.9 million for the three months ended September 30, 2014. For the three months ended September 30, 2015 the Company recognized gain on security transactions of $933,000, resulting in an increase of $904,000 compared to the three months ended September 30, 2014. In addition, gain on loans increased $1.3 million which includes $611,000 attributable to the sale of $347.3 million of residential loans. Gains on other real estate owned increased $560,000 for the three months ended September 30, 2015. These increases were partially offset by decreases to fees and service charges and income on bank owned life insurance of $826,000 and $683,000, respectively, for the three months ended September 30, 2015.
Total non-interest income decreased by $562,000, or 1.8% to $31.4 million for the nine months ended September 30, 2015 from $32.0 million for the nine months ended September 30, 2014. The reduction is mainly attributed to decreases in fees and service charges and other income of $2.4 million and $1.0 million, respectively, for the nine months ended September 30, 2015. Included in other income for the nine months ended September 30, 2014 was a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. These decreases were partially offset by an increase in the gain on loans to $6.5 million for the nine months ended September 30, 2015 compared to $3.8 million for the nine months ended September 30, 2014.
Non-Interest Expenses. Total non-interest expenses increased by $9.3 million, or 12.2%, to $85.9 million for the three months ended September 30, 2015 from $76.6 million for the three months ended September 30, 2014. Compensation and fringe benefits increased $8.9 million for the three months ended September 30, 2015. This increase is primarily related to equity incentive expense of $4.5 million for the three months ended September 30, 2015. On June 23, 2015, the compensation committee of the Board of Directors approved restricted stock and stock option grants to employees, officers and directors of the Company, pursuant to the Investors Bancorp, Inc. 2015 Equity Incentive Plan. The remaining increase to compensation and fringe benefits relate to staff additions to support our continued growth as well as normal merit increases. Office occupancy and stationary, printing, supplies and telephone expense increased $816,000 and $803,000, respectively, for the three months ended September 30, 2015. For the three months ended September 30, 2015, stationary, printing, supplies and telephone expense included expenses for supplies to support our core conversion as well as mailings to customers in preparation of the conversion. These increases were offset by a decrease in FDIC insurance premium of $550,000 for the three months ended September 30, 2015 due to the continued improvement in asset quality and additional capital raised in the second step offering in May 2014.
Total non-interest expenses decreased by $23.3 million, or 8.8%, to $242.7 million for the nine months ended September 30, 2015 from $265.9 million for the nine months ended September 30, 2014. Compensation and fringe benefits increased $4.5 million for the nine months ended September 30, 2015, which included $4.8 million related to the 2015 Equity Incentive Plan. For the 2014 period, compensation expense includes a charge of $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. Absent the acceleration in 2014 and the $4.8 in equity incentive expense for 2015, compensation and fringe benefits increased $12.7 million for the nine months ended September 30, 2015 related to staff additions to support our continued growth as well as normal merit increases. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering in 2014. FDIC insurance premium decreased $4.8 million for the nine months ended September 30, 2015 due to the continued improvement in asset quality and additional capital raised in the second step offering. Data processing service fees decreased $2.9 million for the nine months ended September 30, 2015 to $16.8 million. Included in the nine months ended September 30, 2014 was $1.7 million of one time expense items related to acquisitions.
Income Tax Expense. Income tax expense was $22.9 million for the three months ended September 30, 2015, representing a 31.91% effective tax rate compared to income tax expense of $23.1 million for the three months ended September 30, 2014 representing a 37.17% effective tax rate. For the three months ended September 30, 2015, income tax expense includes a one time discrete item related to a NOL carryforward of $4.1 million. Excluding this discrete item, the effective tax rate for the three months ended September 30, 2015 would be 37.60%.
Income tax expense was $74.9 million for the nine months ended September 30, 2015, representing a 35.34% effective tax rate compared to income tax expense of $53.2 million for the nine months ended September 30, 2014 representing a 37.99% effective tax rate. Excluding this discrete item referenced above, the effective tax rate for the nine months ended September 30, 2015 would be 37.26%.
In April 2015, New York City changed their tax law to conform with that of New York State. As a result, the Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company revalued the deferred tax asset as of December 31, 2014 and applied the new adjusted tax rate for 2015. This analysis resulted in increasing our deferred tax asset by $5.6 million, which is being recognized in the effective tax rate for 2015. While this analysis resulted in lowering the effective tax rate for 2015, this change will result in the Company's effective tax rate increasing in future periods.
Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit, brokered deposits and other borrowings from the FHLB and other correspondent banks.

At September 30, 2015, the Company had overnight borrowings outstanding of $270.0 million with FHLB as compared to $265.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.36 billion at September 30, 2015, an increase of $592.5 million from $2.77 billion at December 31, 2014.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2015, outstanding commitments to originate loans totaled $660.3 million; outstanding unused lines of credit totaled $876.5 million; standby letters of credit totaled $22.2 million and outstanding commitments to sell loans totaled $22.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.44 billion at September 30, 2015. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

As of September 30, 2015, the Bank and the Company exceeded all regulatory capital requirements as follows:

	September 30, 2015
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,503,988	12.57%	$796,785	4.00%	$995,982	5.00%
Common equity tier 1 risk-based	2,503,988	16.08%	700,629	4.50%	1,012,020	6.50%
Tier 1 Risk Based Capital	2,503,988	16.08%	934,172	6.00%	1,245,563	8.00%
Total Risk-Based Capital	2,698,909	17.33%	1,245,563	8.00%	1,556,953	10.00%

Company:
Tier 1 Leverage Ratio	$3,300,019	16.55%	$797,456	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,300,019	21.17%	701,320	4.50%	n/a	n/a
Tier 1 Risk Based Capital	3,300,019	21.17%	935,093	6.00%	n/a	n/a
Total Risk-Based Capital	3,495,128	22.43%	1,246,791	8.00%	n/a	n/a
(1) Prompt corrective action provisions do not apply to the Bank holding company.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2015:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$3,358,553	495,000	931,676	1,325,835	606,042
Commitments to originate and purchase loans	$660,256	660,256	—	—	—
Commitments to sell loans	$22,000	22,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $29.6 million of the borrowings are callable at the option of the lender. Additionally, at September 30, 2015, the Company’s commitments to fund unused lines of credit totaled $876.5 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of September 30, 2015 have not changed significantly from December 31, 2014.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At September 30, 2015 approximately 36% of our residential portfolio was in variable rate products, while 64% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans have outpaced the growth in the residential portfolio, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2015, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$4,358,927	(228,414)	(5.0)%	$541,555	(31,907)	(5.6)%
0bp	$4,587,341	—	—	$573,462	—	—
-100bp	$4,412,460	(174,881)	(3.8)%	$576,181	2,719	0.47%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at September 30, 2015, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 5.0% decrease in NPV and a $31.9 million, or 5.6%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 3.8% decrease in NPV and a $2.7 million, or 0.47%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2015 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1) (2)
July 1, 2015 through July 31, 2015	2,200,000	$12.35	$27,173,960	32,539,310
August 1, 2015 through August 31, 2015	2,661,385	12.00	31,933,918	29,877,925
September 1, 2015 through September 30, 2015	2,500,000	12.03	30,064,355	27,377,925
Total	7,361,385	$12.11	$89,172,233	27,377,925
(1) On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of its second step conversion. Accordingly, the Board of Directors authorized the repurchase of up to 17,911,561 shares.
(2) On June 9, 2015, the Board of Directors authorized the repurchase of an additional 10% of the Company's outstanding shares of common stock or 34,779,211 million shares which commenced upon the completion of the first repurchase plan on June 30, 2015. This program has no expiration date and has 27,377,925 shares yet to be repurchased as of September 30, 2015.

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

INVESTORS BANCORP, INC.

Date: November 9, 2015	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)