Form 10-K
period 2015-12-31
Investors Bancorp, Inc.
filed 2016-02-29
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 23, 2016, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 328,014,181 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2015, as reported by the NASDAQ Global Select Market, was approximately $3.94 billion.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2016 Annual Meeting of Stockholders of the registrant (Part III).

INVESTORS BANCORP, INC.
2015 ANNUAL REPORT ON FORM 10-K

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
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon the completion of the mutual-to-stock conversion of Investors Bancorp, MHC in May 2014. Old Investors Bancorp was a Delaware corporation organized in January 1997 for the purpose of being a holding company for Investors Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, Old Investors Bancorp completed its initial public stock offering in which it sold 131,649,089 shares, or 43.74% of its outstanding common stock, to subscribers in the offering, including 10,847,883 shares purchased by the Investors Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC (the “MHC”), Old Investors Bancorp's New Jersey chartered mutual holding company parent, held 165,353,151 shares, or 54.94% of Old Investors Bancorp’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, Old Investors Bancorp contributed $5,163,000 in cash and issued 3,949,473 shares of common stock, or 1.32% of its outstanding shares, to the Investors Bank Charitable Foundation.

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
The Company is subject to regulation as a bank holding company by the Federal Reserve Board. Our primary business has been that of owning the common stock of the Bank and a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies. At December 31, 2015, our consolidated assets totaled $20.89 billion and our consolidated deposits totaled $14.06 billion.
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
The Bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, commercial and industrial ("C&I") loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are home equity loans and home equity lines of credit. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 15% of consolidated assets at December 31, 2015. The Bank offers a variety of deposit accounts and emphasizes quality customer service. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance ("NJDBI"), the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau ("CFPB").
The Company’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on assets, primarily loans and securities portfolios, and the interest paid on deposits and borrowings. Earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, the impact of real estate in the Company's lending area, government policies and actions of regulatory authorities. Net income is also affected by provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes fees and service charges; income on bank owned life insurance, or BOLI; net gain on loan transactions; net gain on securities transactions; impairment losses on investment securities; net gain on sale of other real estate owned and other income. Non-interest expense consists of compensation and fringe benefits; advertising and promotional expense; office occupancy and equipment expense; federal deposit insurance premiums; stationary, printing, supplies and telephone expense; professional fees; data processing fees service and other operating expenses.
Investors Bancorp, Inc.'s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company's website, www.myinvestorsbank.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company's SEC filings are also available through the SEC's website at www.sec.gov.

Our Business Strategy
Since the initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits. Our transformation can be attributed to a number of factors, including organic growth, de novo branches, bank and branch acquisitions, as well as expanding our product offerings. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.

Opportunities through Our Attractive Markets
The markets we operate in are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. We have expanded our franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. Additionally, we have strengthened our presence in our historic markets throughout New Jersey. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, Investors Bank is one of the largest New Jersey headquartered banking institutions as measured by both assets and deposits. The markets we operate in are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions and much smaller local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area.
Many of the counties we serve are projected to experience moderate to strong population and household income growth through 2021. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market with median household incomes greater than $49,000. The household incomes in the counties we serve are all expected to increase in a range from 3.43% to11.22% through 2021. The December 2015 unemployment rates for New Jersey and New York were 5.1% and 4.8%, respectively, while the national rate was 5.0%.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions and insurance companies. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2015, the latest date for which statistics are available, our market share of deposits was 3.96% of total deposits in the State of New Jersey.

Growing and Diversifying the Loan Portfolio
Our business plan has been, and will continue to be, to grow and diversify our loan portfolio. We have accomplished the majority of this growth by focusing on originating more multi-family and commercial real estate loans in our market area through our New York City and New Jersey loan production offices. For the year ended December 31, 2015, we originated $2.08 billion in multi-family loans and $936.9 million in commercial real estate loans. We are focusing on growing our commercial loan portfolio because it helps to diversify the loan portfolio and reduces our credit and interest rate exposure to mortgage-backed securities and one- to four-family mortgages.
To further diversify our loan portfolio we have increased commercial and industrial (“C&I”) lending by building relationships with small to medium sized companies in our market area. We have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry and a team of experienced lenders specializing in asset based lending. For the year ended December 31, 2015, we originated $930.8 million of C&I loans. We have diversified our loan portfolio, as evidenced by the fact that commercial loans (including commercial real estate, multi-family, C&I and construction loans) represent approximately 67% of our loan portfolio at December 31, 2015 as compared to December 31, 2011, when commercial loans were approximately 35% of total loans. Growing and diversifying our loan portfolio will continue to be a major focus of our business strategy going forward.

Changing the Mix of Deposits
We have focused on changing our deposit mix from certificates of deposit to core deposits (savings, checking and money market accounts). Core deposits are an attractive funding alternative because they are a more stable source of low cost funding and are less sensitive to changes in market interest rates. As of December 31, 2015, we had core deposits of $10.65 billion, representing approximately 76% of total deposits, compared to December 31, 2011 when core deposits were $4.02 billion, representing 55% of total deposits. In order to maintain these favorable results and trends, we will continue to invest in additional de novo branches, branch staff training and product development. Over the past few years we have developed a suite of commercial deposit and cash management products, designed to appeal to small business owners and non-profit organizations including electronic deposit services such as remote deposit capture. Mobile banking services have also been developed to serve our customers’ needs and adapt to a changing environment. We will continue to enhance our web site and use social media as a way to stay connected to our customers.
Our deposit business has become more diversified over the past few years as we attract more deposits from commercial entities, including most of the businesses that borrow from us. Investors Bank has become one of the largest depositories for government and municipal deposits in New Jersey, which provides us with an additional funding source. Our branch network, concentrated in markets with attractive demographics and a high density population will continue to provide us with opportunities to grow and improve our deposit base.

Acquisitions
A significant portion of our historic growth can be attributed to our acquisition strategy. Over the past several years we have completed eight bank or branch acquisitions. Although management evaluates a number of factors when considering an acquisition, we have maintained a fundamental focus on preserving tangible book value per share. Some of our most recent transactions have included the following acquisitions:

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

Capital Management
Capital management is a key component of our business strategy. With the completion of the second step conversion, we raised net proceeds of $2.15 billion in equity. As of December 31, 2015 our tangible equity to asset ratio was 15.43% and our tangible book value per share was $9.97. We manage our capital through a combination of organic growth, acquisitions and stock repurchases and dividends. In March 2015 we received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of our second step conversion and announced our first share repurchase program. Our second share repurchase program authorized an additional 10% buyback program. For the year ended December 31, 2015 we purchased 31.6 million shares.
On September 28, 2012, we declared our first quarterly cash dividend of $0.02 per share as part of a dividend program for stockholders and have paid a dividend in every subsequent quarter. Our dividend payout ratio for the year ending December 31, 2015 was 45.45% which includes a special cash dividend of $.05 paid in February 2015.

Involvement in Our Communities
Investors Bank proudly promotes a higher quality of life in the communities it serves in New Jersey and New York through employee volunteer efforts and the Investors Charitable Foundation. Employees are continually encouraged to become leaders in their communities and use Investors Bank’s support to help others. Through the Charitable Foundation, established in 2005, Investors Bank has contributed or committed $20.3 million in donations to enrich the lives of New Jersey and New York citizens by supporting initiatives in the arts, education, youth development, affordable housing, and health and human services.

Community involvement is one of the principal values of Investors Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at Investors Bank that promotes high employee morale while enhancing the presence of Investors Bank in our local markets.
Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans, residential mortgage loans and consumer and other loans. At December 31, 2015, multi-family loans totaled $6.26 billion, or 37.0% of our total loan portfolio, commercial real estate loans totaled $3.83 billion, or 22.7% of our total loan portfolio, commercial and industrial loans totaled $1.04 billion, or 6.2% of our total loan portfolio and construction loans totaled $225.8 million, or 1.3% of our total loan portfolio. Residential mortgage loans represented $5.04 billion, or 29.8% of our total loans at December 31, 2015. We also offer consumer loans, which consist primarily of home equity loans, home equity lines of credit and to a lesser degree, cash surrender value lending on life insurance contracts. At December 31, 2015, consumer and other loans totaled $496.6 million, or 2.9% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, including Purchased Credit-Impaired ("PCI") loans at the dates indicated. PCI loans are loans acquired at a discount that is due, in part, to credit quality and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. Included in total loans below are PCI loans of $11.1 million, $17.8 million, $36.0 million, $6.7 million $0.9 million, respectively for the year ended December 31, 2015, 2014, 2013, 2012 and 2011. Commercial loans are comprised of multi-family loans, commercial real estate loans, commercial and industrial loans and construction loans. Our primary focus over recent years has been on the origination of commercial loans.

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands )
Commercial loans:
Multi-family loans	$6,255,904	37.04%	$5,049,114	33.44%	$3,986,208	30.51%	$2,995,471	28.70%	$1,816,118	20.42%
Commercial real estate loans	3,829,099	22.67	3,147,153	20.84	2,505,327	19.18	1,971,689	18.89	1,418,636	15.95
Commercial and industrial loans	1,044,385	6.18	544,458	3.61	268,422	2.05	169,258	1.62	106,299	1.20
Construction loans	225,843	1.34	148,396	0.98	202,261	1.55	224,816	2.15	277,625	3.12
Total commercial loans	11,355,231	67.23	8,889,121	58.87	6,962,218	53.29	5,361,234	40.69	3,618,678	34.94
Residential mortgage loans	5,039,543	29.83	5,769,477	38.21	5,698,351	43.62	4,838,315	46.35	5,034,161	56.59
Consumer and other loans:
Home equity loans	201,063	1.19	222,871	1.48	245,653	1.88	101,163	0.97	121,134	1.36
Home equity credit lines	220,357	1.30	200,066	1.32	150,796	1.15	131,808	1.26	117,445	1.32
Other	75,136	0.45	18,017	0.12	7,600	0.06	5,951	0.06	3,648	0.04
Total consumer and other loans	496,556	2.94	440,954	2.92	404,049	3.09	238,922	2.29	242,227	2.72
Total loans	$16,891,330	100.00%	$15,099,552	100.00%	$13,064,618	100.00%	$10,438,471	100.00%	$8,895,066	100.00%
Premiums on purchased loans and deferred loan fees, net	(11,692)		(11,698)		(8,146)		10,487		16,387
Allowance for loan losses	(218,505)		(200,284)		(173,928)		(142,172)		(117,242)
Net loans	$16,661,133		$14,887,570		$12,882,544		$10,306,786		$8,794,211

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio based on contractual maturity, including PCI loans at December 31, 2015. Overdraft loans are reported as being due in one year or less.

	At December 31, 2015
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$57,791	$175,859	$244,421	$139,183	$95,943	$168,576	$881,773
After one year:
One to three years	285,766	370,073	91,911	86,416	107,647	33,729	975,542
Three to five years	935,307	587,299	103,183	—	201,256	83,323	1,910,368
Five to ten years	3,489,535	1,902,597	474,054	244	326,639	72,089	6,265,158
Ten to twenty years	1,485,316	758,429	99,496	—	1,244,549	104,960	3,692,750
Over twenty years	2,189	34,842	31,320	—	3,063,509	33,879	3,165,739
Total due after one year	6,198,113	3,653,240	799,964	86,660	4,943,600	327,980	16,009,557
Total loans	$6,255,904	$3,829,099	$1,044,385	$225,843	$5,039,543	$496,556	$16,891,330
Premiums on purchased loans and deferred loan fees, net							(11,692)
Allowance for loan losses							(218,505)
Net loans							$16,661,133

The following table sets forth fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$2,193,377	$4,004,736	$6,198,113
Commercial real estate loans	1,417,761	2,235,479	3,653,240
Commercial and industrial loans	551,361	248,603	799,964
Construction loans	10,744	75,916	86,660
Total commercial loans	4,173,243	6,564,734	10,737,977
Residential mortgage loans	3,348,003	1,595,597	4,943,600
Consumer and other loans:
Home equity loans	192,914	—	192,914
Home equity credit lines	—	58,979	58,979
Other	76,087	—	76,087
Total consumer and other loans	269,001	58,979	327,980
Total loans	$7,790,247	$8,219,310	$16,009,557
Multi-family Loans. At December 31, 2015, $6.26 billion, or 37.0% of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 75% for multi-family loans. At December 31, 2015, our largest multi-family loan was $49.5 million, which consists of an apartment building with 395 units and was performing in accordance with its contractual terms.
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
Multi-family loans are generally lower credit risk than other types of commercial real estate lending due to the diversification of cash flows from multiple tenants to service the debt. However, loans secured by multi-family generally are larger than residential mortgage loans and can involve greater credit risk. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, management annually reviews the performance of all multi-family loans in excess of $2.0 million.
Commercial Real Estate Loans. At December 31, 2015, $3.83 billion, or 22.7% of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans in New Jersey, New York and surrounding states, which are secured by industrial properties, retail buildings, office buildings and other commercial properties. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans. Included in commercial real estate loans are owner occupied commercial mortgage loans which totaled $625.7 million at December 31, 2015. At December 31, 2015, our largest commercial real estate loan was $39.6 million loan secured by a commercial retail property located in New Jersey and is performing in accordance with its contractual terms.
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
Loans secured by commercial real estate generally are larger than residential mortgage loans and can involve greater credit risk than residential and multi-family loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, management annually reviews the performance of all commercial real estate loans in excess of $1.0 million.
Commercial and Industrial Loans. At December 31, 2015, $1.04 billion, or 6.2% of our total loan portfolio was commercial and industrial loans. We offer a wide range of credit facilities to commercial and industrial clients throughout our geographic footprint. Our credit offerings are lines of credit, term loans and letters of credit. The collateral for these types of loans can be comprised of real estate and/or a lien on the general assets, including inventory and receivables of the business and in many cases are further supported by a personal guarantee of the owner. For a real estate backed loan, the maximum loan to value limit is 75% and the underlying businesses will typically have at least a two year history. Other C&I loans are collateralized by accounts receivable and inventory. As of December 31, 2015 asset based lending loans totaled $64.9 million. Included in the Company's commercial and industrial loans were $110.1 million of loans to Co-operative housing corporations and groups ("Co-Op loans"). At December 31, 2015, our largest commercial and industrial loan was a $31.3 million loan to a large educational organization with the collateral representing a pledge of certain revenues. This loan is performing in accordance with its contractual terms.
As the Company and its footprint have grown it has broadened its product offerings to create certain commercial and industrial lending subspecialties, including expanded lending to the healthcare industry.
Construction Loans.  At December 31, 2015, we held $225.8 million in construction loans representing 1.3% of our total loan portfolio. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to be repaid over a three-year period and generally are made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.
At December 31, 2015, the Bank’s largest construction loan was a $40.0 million note with an outstanding balance of $24.2 million on a 5-story multi unit apartment building located in New Jersey which was performing in accordance with contractual terms.
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
Residential Mortgage Loans. At December 31, 2015, $5.04 billion or 29.8%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases, we acquire the loans with servicing rights. In addition, we occasionally purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions after appropriate due diligence. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors.
Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $1,250,000. Loans over $1,250,000 require a lower loan-to-value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2015, we held $3.22 billion in fixed-rate residential mortgage loans which represented 64% of our residential mortgage loan portfolio.
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
Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2015, we held $1.82 billion in adjustable-rate, residential mortgage loans, of which $172.2 million were interest-only, one- to four-family mortgages. Adjustable-rate residential mortgage loans represented 36% of our residential mortgage loan portfolio.
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

Consumer and Other Loans. At December 31, 2015, consumer and other loans totaled $496.6 million, or 2.9% of our total loan portfolio. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to a maximum of 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.
During 2014, we started to offer cash surrender value lending on life insurance contracts. At December 31, 2015, cash surrender value loans totaled $76.0 million, or 15% of consumer and other loans. The underwriting on these loans allows a policy owner to borrow a minimum credit line of $65,000 up to $3,000,000. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier.

Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$2,079,201	$1,671,514	$1,592,509
Commercial real estate loans	936,889	869,705	454,152
Commercial and industrial loans	930,777	445,360	250,981
Construction loans	82,455	44,817	57,524
Total commercial loans	4,029,322	3,031,396	2,355,166
Residential mortgage loans	646,521	608,076	1,069,518
Consumer and other loans:
Home equity loans	23,177	19,742	19,197
Home equity credit lines	131,533	103,689	58,936
Other	93,081	842	1,440
Total consumer and other loans	247,791	124,273	79,573
Total loan originations	4,923,634	3,763,745	3,504,257
Loan purchases:
Commercial loans:
Multi-family loans	2,760	—	—
Commercial real estate loans	141,564	—	—
Commercial and industrial loans	—	—	—
Construction loans	—	—	—
Total commercial loans	144,324	—	—
Residential mortgage loans	54,300	233,856	1,054,395
Consumer and other loans:
Home equity loans	—	—	—
Home equity credit lines	—	—	—
Other	—	—	—
Total consumer and other loans	—	—	—
Total loan purchases	198,624	233,856	1,054,395
Loans sold and principal repayments	(3,340,595)	(2,172,088)	(2,931,593)
Other items, net(1)	(8,100)	(24,562)	(42,271)
Net loans acquired in acquisition	—	204,075	990,970
Net increase in loan portfolio	$1,773,563	$2,005,026	$2,575,758

(1)Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs, discounts and premiums, and purchase accounting adjustments.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures approved by our Board of Directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial loans we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans, except for home equity loans and home equity lines of credit, in which case we may use the tax-assessed value of the property securing such loan or a lesser form of valuation, such as a home value estimator or by a drive-by value estimated performed by an approved appraisal company. Appraisals are performed by independent licensed appraisers who are approved by our Board of Directors. We require borrowers, except for home equity loans and home equity lines of credit, to obtain title insurance. All real estate secured loans require fire and casualty insurance and, if warranted, flood insurance in amounts at least equals to the principal amount of the loan or the maximum amount available.
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
Loans to One Borrower. The Bank’s regulatory limit on total loans to any one borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2015, the regulatory lending limit was $414.0 million. The Bank’s internal policy limit is $150.0 million, with the option to exceed that limit with the Board of Directors’ ratification on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2015, the Bank’s largest relationship with an individual borrower and its related entities was $121.5 million commercial loans consisting of six shopping centers and one retail store.
Asset Quality
One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. While our portfolio contains interest only and no income verification residential mortgage loans, we no longer originate or purchase these types of residential loan products. Included in residential and consumer loans for the period ended December 31, 2015 are $175.6 million interest only and $299.5 million in no income verification loans. The Bank does, however from time to time and for competitive purposes, originate commercial loans with limited interest only periods. Included in total commercial loans for the period ended December 31, 2015 are $843.3 million in interest only loans. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans.

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
Collection Procedures. We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 90 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are 90 days delinquent, but may be placed on non-accrual status earlier if the timely collection of principal and/or income is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized in the period collected unless the ultimate collection of principal is considered doubtful. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports.
Our collection procedures for non mortgage related consumer and other loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with the borrower once a loan becomes 30 days past due. The Collection Manager reviews loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection efforts and/or we may charge-off the loan.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Commercial loans:
Multi-family loans	—	$—	2	$1,886	2	$1,886
Commercial real estate loans	3	352	18	6,429	21	6,781
Commercial and industrial loans	2	—	13	4,386	15	4,386
Construction loans	—	—	4	792	4	792
Total commercial loans	5	352	37	13,493	42	13,845
Residential mortgage loans	60	14,956	301	68,560	361	83,516
Consumer and other loans	31	427	137	8,976	168	9,403
Total	96	$15,735	475	$91,029	571	$106,764

At December 31, 2014
Commercial loans:
Multi-family loans	1	$239	2	$2,989	3	$3,228
Commercial real estate loans	4	778	36	13,940	40	14,718
Commercial and industrial loans	2	395	11	2,903	13	3,298
Construction loans	0	—	7	4,345	7	4,345
Total commercial loans	7	1,412	56	24,177	63	25,589
Residential mortgage loans	36	8,900	311	75,610	347	84,510
Consumer and other loans	21	1,006	80	4,211	101	5,217
Total	64	$11,318	447	$103,998	511	$115,316
Non-Performing Assets. Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest, performing troubled debt restructurings and real estate owned, or REO, and excludes PCI loans. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2015 and 2014. At December 31, 2015, we had REO of $6.3 million consisting of 33 residential properties and 9 commercial properties. Non-accrual loans increased by $7.0 million to $115.4 million at December 31, 2015 from $108.4 million at December 31, 2014. During 2015, the Company sold a pool of non-performing loans (including PCI loans) totaling $20.9 million on a bulk basis. During 2014, the Company sold a $26.0 million pool of non-performing and PCI loans on a bulk basis as well as a $6.4 million non performing loan on a stand alone basis.
The ratio of non-accrual loans to total loans decreased to 0.68% at December 31, 2015 from 0.72% at December 31, 2014. Our ratio of non-performing assets to total assets decreased to 0.69% at December 31, 2015 from 0.81% at December 31, 2014. The allowance for loan losses as a percentage of total non-accrual loans increased to 189.30% at December 31, 2015 from 184.83% at December 31, 2014. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,
	2015 (1)	2014 (2)	2013 (3)	2012(4)	2011 (5)
		(Dollars in thousands)
Non-accrual loans:
Multi-family and commercial real estate loans	$14,287	$16,929	$8,616	$11,896	$73
Commercial and industrial loans	9,225	2,903	1,281	375	—
Construction loans	792	4,345	16,181	25,764	57,070
Total commercial loans	24,304	24,177	26,078	38,035	57,143
Residential mortgage loans	81,816	79,971	72,309	81,295	84,056
Consumer and other loans	9,306	4,211	1,973	1,238	1,009
Total non-accrual loans	115,426	108,359	100,360	120,568	142,208
Real estate owned	6,283	7,839	8,516	8,093	3,081
Performing troubled debt restructurings	22,489	35,624	39,570	15,756	10,465
Total non-performing assets	$144,198	$151,822	$148,446	$144,417	$155,754
Total non-accrual loans to total loans	0.68%	0.72%	0.77%	1.16%	1.60%
Total non-performing assets to total assets	0.69%	0.81%	0.95%	1.14%	1.48%

(1)
Non-accrual loans include troubled debt restructurings that are current but classified as non-accrual. These loans are comprised of 15 residential and consumer TDR loans totaling $3.4 million, 2 C&I TDR loans for $2.2 million, 1 multi-family TDR loan for $1.0 million and 2 commercial real estate TDR loans totaling $240,000. In addition, there were 11 residential TDR loans totaling $3.3 million, 5 commercial real estate TDR loans totaling $2.3 million and 1 commercial and industrial TDR loans totaling $360,000 that were classified as non-accrual which were 30-89 days delinquent.

(2)
Non-accrual loans include troubled debt restructurings that are current but classified as non-accrual. These loans are comprised of 5 residential TDR loans totaling $1.5 million. In addition, there were 10 TDR residential loans totaling $2.9 million that were classified as non-accrual which were 30-89 days delinquent.

(3)
Non-accrual loans include troubled debt restructurings which are current but classified as non-accrual. Included in TDR loans, there was one multi-family loan for $2.3 million, 1 commercial loan for $620,000, one C&I loan for $506,000 and 14 residential loans totaling $4.6 million. There were five TDR residential loans totaling $1.6 million which were 30-89 days delinquent classified as non-accrual.

(4)
There were 3 construction troubled debt restructuring loans totaling $6.9 million and 21 residential and consumer loans totaling $5.1 million which were current but classified as non-accrual as of December 31, 2012.

(5)
An $8.1 million construction loan that was 60-89 days delinquent at December 31, 2011 was classified as non-accrual. There were also 6 residential troubled debt restructurings totaling $3.0 million and 2 construction troubled debt restructurings totaling $8.6 million that were current as of December 31, 2011 but classified as non-accrual.

At December 31, 2015, there were $47.4 million of loans deemed trouble debt restructurings, of which $22.5 million were classified as accruing and $24.9 million were classified as non-accrual. For the year ended December 31, 2015, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $8.5 million. We recognized interest income of $2.7 million on such loans for the year ended December 31, 2015.
Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2015, we had REO of $6.3 million consisting of 33 residential properties and 9 commercial properties.
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
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2015, loans meeting the Company’s definition of an impaired loan totaled $57.0 million. The allowance for loan losses related to loans classified as impaired at December 31, 2015, amounted to $4.2 million. Interest income received during the year ended December 31, 2015 on loans classified as impaired totaled $2.8 million. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 15, “Financial Statements and Supplementary Data.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2015 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
As an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance balance (beginning of period)	$200,284	$173,928	$142,172	$117,242	$90,931
Provision for loan losses	26,000	37,500	50,500	65,000	75,500
Charge-offs:
Multi-family loans	(284)	(323)	(1,266)	(9,058)	(363)
Commercial real estate loans	(1,021)	(6,147)	(1,101)	(479)	(7,637)
Commercial and industrial loans	(516)	(2,447)	(516)	(99)	(1,621)
Construction loans	(466)	(640)	(3,424)	(13,227)	(30,548)
Residential mortgage loans	(9,526)	(7,715)	(15,508)	(20,180)	(9,304)
Consumer and other loans	(403)	(972)	(795)	(1,107)	(714)
Total charge-offs	(12,216)	(18,244)	(22,610)	(44,150)	(50,187)
Recoveries:
Multi-family loans	445	3,784	219	—	19
Commercial real estate loans	807	201	65	43	—
Commercial and industrial loans	295	516	604	23	13
Construction loans	317	799	315	3,387	576
Residential mortgage loans	2,295	1,783	2,528	593	388
Consumer and other loans	278	17	135	34	2
Total recoveries	4,437	7,100	3,866	4,080	998
Net charge-offs	(7,779)	(11,144)	(18,744)	(40,070)	(49,189)
Allowance balance (end of period)	$218,505	$200,284	$173,928	$142,172	$117,242
Total loans outstanding	$16,891,330	$15,099,552	$13,064,618	$10,438,471	$8,895,066
Average loans outstanding	15,716,010	13,776,250	11,065,190	9,271,550	8,461,031
Allowance for loan losses as a percent of total loans outstanding	1.29%	1.33%	1.33%	1.36%	1.32%
Net loans charged off as a percent of average loans outstanding	0.05%	0.08%	0.17%	0.43%	0.58%
Allowance for loan losses to non-performing loans (1)	158.43%	139.10%	124.30%	104.29%	76.79%
(1) Non performing loans include non-accrual loans and performing troubled debt restructured loans.

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

	December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$88,223	37.0%	$71,147	33.4%	$42,103	30.5%	$29,853	28.7%	$13,863	20.42%
Commercial real estate loans	46,999	22.7	44,030	20.8	46,657	19.2	33,347	18.9	30,947	15.95
Commercial and industrial loans	40,585	6.2	20,759	3.6	9,273	2.1	4,094	1.6	3,677	1.20
Construction loans	6,794	1.3	6,488	1.0	8,947	1.6	16,062	2.2	22,839	3.12
Residential mortgage loans	31,443	29.8	47,936	38.2	51,760	43.6	45,369	46.4	32,447	56.59
Consumer and other loans	3,155	2.9	3,347	2.9	2,161	3.1	2,086	2.3	1,335	2.72
Unallocated	1,306		6,577		13,027		11,361		12,134
Total allowance	$218,505	100.0%	$200,284	100.0%	$173,928	100.0%	$142,172	100.0%	$117,242	100.00%

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
At December 31, 2015, our securities portfolio totaled $3.15 billion representing 15.1% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2015, $1.84 billion of our securities were classified as held-to-maturity and reported at amortized cost and $1.30 billion were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2015, agency-issued mortgage-backed securities including CMOs, totaled $3.06 billion, or 97.2%, of our total securities portfolio.
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
Our mortgage-backed securities portfolio had a weighted average yield of 1.91% for the year ended December 31, 2015. The estimated fair value of our mortgage-backed securities at December 31, 2015 was $3.06 billion, which is $2.3 million more than the carrying value. The increase to the fair value is attributed to a decline to interest rates during 2015.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. The Company currently has no non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. The interest rates on these securities reset quarterly in relation to 3 month Libor rate. These securities have been classified in the held-to-maturity portfolio since their purchase.
At December 31, 2015, the trust preferred securities portfolio have an amortized cost of $35.1 million, or 1.12% of our total securities portfolio, and a fair value of $77.8 million with none of the securities in an unrealized loss position. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. At December 31, 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the periods ended December 31, 2015 and 2014. At December 31, 2013, the discounted cash flow projected for one of the Company's pooled trust preferred securities fell below its adjusted book value. Based on the review of underlying collateral, the credit of this security has continued to deteriorate and therefore the Company recorded net other-than-temporary impairment ("OTTI") charge of $977,000 for the year ended December 31, 2013. For the year ended December 31, 2015 the Company recognized a loss of $646,000 on a TruPS security which was entirely liquidated by its Trustee.
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. One of our securities backed by trust preferred securities issued by insurance companies was deemed to be a "covered fund" under the Volker Rule and the Company sold the security during 2014. The Company has no intent to sell the remaining securities, nor is it more likely than not that it would be required to sell these securities.

We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. We will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.
Municipal Bonds.  At December 31, 2015, we had $43.1 million in municipal bonds which represents 1.4% of our total securities portfolio. These bonds are comprised of $38.3 million in short-term Bond Anticipation or Tax Anticipation notes and $4.8 million of longer term New Jersey Revenue Bonds. These purchases were made to diversify the securities portfolio and are designated as held to maturity.

Government Sponsored Enterprises. At December 31, 2015, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $4.2 million representing less than 0.2% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio; they are held for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.
Marketable Equity Securities. At December 31, 2015, we had $6.5 million in equity securities representing 0.2% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2015		2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$5,778	$6,495	$6,887	$8,523	$7,148	$8,444
Debt securities:
Government sponsored enterprises	—	—	—	—	3,004	3,004
Corporate and other debt securities	—	—	—	—	670	670
Total debt securities	—	—	—	—	3,674	3,674
Mortgage-backed securities:
Federal National Mortgage Association	724,851	726,072	675,535	681,992	408,794	409,559
Federal Home Loan Mortgage Corporation	546,652	547,451	503,268	507,283	362,876	363,088
Government National Mortgage Association	24,841	24,679	125	126	267	267
Total mortgage-backed securities available for sale	1,296,344	1,298,202	1,178,928	1,189,401	771,937	772,914
Total available-for-sale securities	$1,302,122	$1,304,697	$1,185,815	$1,197,924	$782,759	$785,032
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$4,232	$4,243	$4,388	$4,403	$4,542	$4,524
Municipal bonds	43,058	44,365	24,320	25,321	14,992	15,479
Corporate and other debt securities	35,113	77,817	33,440	65,236	29,681	48,604
Total debt securities	82,403	126,425	62,148	94,960	49,215	68,607
Mortgage-backed securities:
Federal National Mortgage Association	1,226,140	1,227,325	974,376	984,787	478,616	472,214
Federal Home Loan Mortgage Corporation	514,339	513,470	500,637	502,320	303,617	297,872
Government National Mortgage Association	21,330	21,455	27,136	27,116	—	—
Federal housing authorities	11	11	182	182	371	371
Total mortgage-backed securities held-to-maturity	1,761,820	1,762,261	1,502,331	1,514,405	782,604	770,457
Total held-to-maturity securities	$1,844,223	$1,888,686	$1,564,479	$1,609,365	$831,819	$839,064
Total securities	$3,146,345	$3,193,383	$2,750,294	$2,807,289	$1,614,578	$1,624,096

At December 31, 2015, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Coupon. The composition, maturities and coupon rate of the securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities coupons have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—	$—	—	$—	—	$5,778	—	$5,778	$6,495	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	5,793	3.70%	67,680	2.75%	473,179	2.04%	546,652	547,451	2.15%
Federal National Mortgage Association	—	—	41,745	3.15%	136,446	2.01%	546,660	2.03%	724,851	726,072	2.09%
Government National Mortgage Association	—	—	—	—	26	1.05%	24,815	1.79%	24,841	24,679	1.79%
Total mortgage-backed securities	—	—	47,538	3.22%	204,152	2.26%	1,044,654	1.99%	1,296,344	1,298,202	2.11%
Total available-for- sale securities	$—	—	$47,538	3.22%	$204,152	2.26%	$1,050,432	1.98%	$1,302,122	$1,304,697	2.10%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$2,014	0.49%	$2,218	1.54%	$—	—	$—	—	$4,232	$4,243	1.04%
Municipal bonds	38,123	1.10%	145	3.63%	—	—	4,790	9.13%	43,058	44,365	2.00%
Corporate and other debt securities	—	—	—	—	—	—	35,113	2.84%	35,113	77,817	2.84%
	40,137	1.07%	2,363	1.67%	—	—	39,903	3.60%	82,403	126,425	2.31%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	924	4.54%	22,325	2.07%	491,090	2.16%	514,339	513,470	2.16%
Federal National Mortgage Association	—	—	25,996	1.97%	36,877	2.14%	1,163,267	2.33%	1,226,140	1,227,325	2.31%
Government National Mortgage Association	—	—	—	—	—	—	21,330	2.18%	21,330	21,455	2.18%
Federal Housing Authorities	11	8.90%	—	—	—	—	—	—	11	11	8.90%
Total mortgage-backed securities	11	8.90%	26,920	2.06%	59,202	2.11%	1,675,687	2.28%	1,761,820	1,762,261	2.27%
Total held-to-maturity securities	$40,148	1.07%	$29,283	2.03%	$59,202	2.11%	$1,715,590	2.25%	$1,844,223	$1,888,686	2.19%

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
Deposits. At December 31, 2015, we held $14.06 billion in total deposits, representing 80% of our total liabilities. For several years, we revised our deposit strategy from one focused on attracting certificates of deposit to one focused on core deposits (savings, checking and money market accounts). The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates. At December 31, 2015, we held $10.65 billion in core deposits, representing 75.7% of total deposits, of which $614.2 million are brokered money market deposits. At December 31, 2015, $3.42 billion, or 24.3%, of our total deposit balances were certificates of deposit, which included $417.4 million of brokered certificates of deposits.
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
We intend to continue to invest in de novo branches and technology platforms, branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from consumers, businesses and municipalities which operate in our marketplace.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2015			2014			2013
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Checking accounts	$4,636,025	32.96%	0.17%	$3,892,839	31.98%	0.20%	$3,163,250	29.50%	0.17%
Money market deposits	3,861,317	27.46	0.67	3,390,238	27.85	0.71	1,958,982	18.28	0.34
Savings	2,150,004	15.29	0.29	2,318,911	19.05	0.27	2,212,034	20.64	0.28
Total core deposits	10,647,346	75.71	0.38	9,601,988	78.88	0.40	7,334,266	68.42	0.25
Certificates of deposit	3,416,310	24.29	1.14	2,570,338	21.12	1.00	3,384,545	31.58	0.83
Total deposits	$14,063,656	100.00%	0.56%	$12,172,326	100.00%	0.53%	$10,718,811	100.00%	0.43%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$606,970	$703,630	$880,344
0.26% - 0.50%	304,458	511,058	482,603
0.51% - 1.00%	384,941	389,815	525,751
1.01% - 2.00%	1,791,549	512,383	941,224
2.01% - 3.00%	301,930	386,775	420,101
Over 3.00%	26,462	66,677	134,522
Total	$3,416,310	$2,570,338	$3,384,545
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2015.

	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$266,551	$136,978	$153,227	$474	$24,610	$25,130	$606,970
0.26% - 0.50%	58,772	99,584	58,563	87,090	157	292	304,458
0.51% - 1.00%	54,256	23,544	77,159	119,004	56,057	54,921	384,941
1.01% - 2.00%	10,595	424,426	936,814	266,081	84,923	68,710	1,791,549
2.01% - 3.00%	43,046	105,342	120,623	15,149	641	17,129	301,930
Over 3.00%	5,591	6,426	4,580	8,489	641	735	26,462
Total	$438,811	$796,300	$1,350,966	$496,287	$167,029	$166,917	$3,416,310
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2015.

At December 31, 2015
(In thousands)
Three months or less	$265,306
Over three months through six months	258,588
Over six months through one year	478,400
Over one year	318,374
Total	$1,320,668

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

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$3,106,783	$2,598,186	$3,099,593	$2,650,652	$2,005,486
Average balance during period	2,997,873	2,548,744	3,015,058	2,068,006	1,793,958
Maximum outstanding at any month end	3,548,000	3,230,000	3,586,000	2,650,652	2,167,000
Weighted average interest rate at end of period	2.12%	2.24%	1.83%	2.14%	2.68%
Average interest rate during period	2.06%	2.19%	1.90%	2.60%	2.88%
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

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$156,307	$167,918	$267,681	$55,000	$250,000
Average balance during period	159,438	192,865	164,415	156,120	347,300
Maximum outstanding at any month end	163,000	261,205	267,681	250,000	500,000
Weighted average interest rate at end of period	2.21%	2.28%	1.60%	3.94%	3.90%
Average interest rate during period	2.25%	2.02%	1.50%	3.93%	4.26%
Subsidiary Activities
Investors Bancorp, Inc. has two direct subsidiaries: Marathon Statutory Trust II and Investors Bank.
Marathon Statutory Trust II. Marathon Statutory Trust II is a Delaware statutory trust incorporated in December 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. The purpose of this subsidiary was to issue and sell trust preferred securities. At December 31, 2015, the balance of securities issued was $5.0 million.
Investors Bank. Investors Bank is a New Jersey chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926, the bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. Investors Bank has the following direct and indirect subsidiaries: Investors Home Mortgage, American Savings Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., My Way Development LLC, MNBNY Holdings Inc., Marathon Realty Investors Inc., Roma Capital Investment Corp., Roma Service Corporation and 84 Hopewell, LLC. In addition, Investors Bank also acquired additional subsidiaries in 2012 as a result of the merger with Brooklyn Federal Bancorp, Inc. These subsidiaries were inactive and substantially all assets held by the subsidiaries were cash. We are currently in the process of liquidating and dissolving those subsidiaries.

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
Investors Bank has two additional subsidiaries which are inactive. The subsidiaries are Investors Financial Services, Inc. and Investors Real Estate Corporation.
Personnel
As of December 31, 2015, we had 1,712 full-time employees and 56 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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
The Bank has developed a process to comply with the stress testing requirements, which involves Senior Management, Risk Management, along with third-party consultants who assist in this process. The Risk Committee of the Board of Directors receives quarterly updates as to the progress and challenges in complying with this new regulatory requirement. We submitted our stress tests results by March 31, 2014, as required and published updated stress test results on June 26, 2015. The stress testing results affirmed the adequacy of the Bank’s capital, even under severe economic conditions. As the related methodologies and best practices for banks of Investors’ size continue to evolve, the stress testing process requires significant investment and we continue to seek ways to maximize shareholder value from the process while complying with regulatory requirements.
In addition, in December 2013 federal regulators adopted a final rule implementing the “Volcker Rule” enacted as part of the Dodd-Frank Act. The Volcker Rule prohibits (subject to certain exceptions) banks and their affiliates from engaging in short-term proprietary trading in securities and derivatives and from investing in and sponsoring certain unregistered investment companies (including not only such things as hedge funds, commodity pools and private equity funds, but also a range of asset securitization structures that do not meet exemptive criteria in the final rules). The rules also require banks to develop compliance and control programs, including board of directors' oversight, appropriate for the size of the bank and the types and complexity of its activities.  Investors Bank has complied with the provisions of the Volcker Rule and has developed a governance and control program to ensure appropriate oversight and on-going compliance.
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
The Dodd-Frank Act also established the new federal CFPB. This agency is responsible for interpreting and enforcing a broad range of consumer protection laws (“Federal Consumer Financial Laws”) that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. This includes laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. In 2012, the CFPB proposed an integrated disclosure in connection with mortgage origination that incorporates disclosure requirements under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. The CFPB issued a final rule regarding the integrated disclosure in December 2013, and the disclosure requirement became effective in October 2015.
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
Additionally the CFPB has the authority to take enforcement action against banks and other financial services companies that fail to satisfy the standards imposed by it. As an insured depository institution with total assets of more than $10 billion, the Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Financial Laws. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank is operating in a consumer compliance environment that will be far less certain. Therefore, the Bank is likely to incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act.

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

Federal Banking Regulation
Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
For the purposes of the capital standards, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
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

The following table shows the Bank and the Company's Tier 1 leverage ratio, Common Equity Tier 1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios as of December 31, 2015:

	As of December 31, 2015 (1)
	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,558,334	12.41%
Common Equity Tier 1 Risk-Based Capital	2,558,334	15.87
Tier 1 Risk-Based Capital	2,558,334	15.87
Total Risk-Based Capital	2,760,081	17.12

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$3,259,928	15.80%
Common Equity Tier 1 Risk-Based Capital	3,259,928	20.20
Tier 1 Risk-Based Capital	3,259,928	20.20
Total Risk-Based Capital	3,461,649	21.45

(1)
For purposes of calculating Tier 1 leverage ratio, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2015, both the Bank and the Company were considered “well capitalized” under applicable regulations.
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

Investors Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Bank, the membership stock purchase requirement is 0.15% of Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Bank. The activity-based stock purchase requirement for Investors Bank is equal to the sum of: (1) 4.50% of outstanding borrowing from the FHLB; (2) 4.50% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2015, the amount of FHLB stock held by us satisfies these requirements.
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

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. Those regulations were amended effective January 1, 2015 to incorporate the previously mentioned increased regulatory capital standards that were effective on the same date. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

Investors Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2015.

Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.
Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Investors Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC issued a final rule which implemented that directive effective April 1, 2011 and adjusted its assessment schedule so that it now ranges from 2.5 basis points to 45 basis points of average total assets less tangible capital. At the same time, the FDIC adopted a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as Investors Bank. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions (i.e., $10 billion more in assets) became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarified and refined its large bank assessment formula. In October 2015, the FDIC issued a proposed rule that would impose an annual 4.5 basis point surcharge on institutions with assets of $10 billion or more. The surcharge would exist until the Deposit Insurance Fund ratio reaches 1.35% (which the FDIC estimates as eight calendar quarters). The proposed rule would implement a requirement of the Dodd-Frank Act that institutions with assets of $10 billion or more be responsible for increasing the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%.
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
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 basis points of total assets less tangible capital.

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

Federal Reserve System

Under Federal Reserve Board regulations, Investors Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $15.2 million and up to $110.2 million, and 10% against that portion of total transaction accounts in excess of up to $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. Investors Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.
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
Holding Company Regulation
Federal Regulation. Bank holding companies, like Investors Bancorp, Inc. are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. Federal Reserve Board regulations imposed consolidated capital adequacy requirements on bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Among other things, that eliminated the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that were previously includable for bank holding companies. The Dodd-Frank Act grandfathered instruments issued prior to May 19, 2010 by mutual holding companies and all bank holding companies of less than $15 billion in assets. The previously referenced final rules on regulatory capital, effective January 1, 2015, implemented the Dodd-Frank Act directive. The capital requirements applicable to Investors Bancorp, Inc. are now identical to those applying to the Bank. As of December 31, 2015, Investors Bancorp, Inc.’s regulatory capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.”
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
In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
As a bank holding company, Investors Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is also required for Investors Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by Section 613 of the Dodd-Frank Act, regulates interstate banking activities by establishing a framework for nationwide interstate banking and branching. As amended, this interstate banking and branching authority generally permits a bank in one state to establish a de novo branch at a location in another host state if state banks chartered in such host state would also be permitted to establish a branch at that location in the state. Under these amendments, Investors Bank is permitted to establish branch offices in other states in addition to our existing New Jersey and New York branch offices.
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
Taxation
Federal Taxation
General. Investors Bancorp, Inc. and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Investors Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return. Investors Bancorp, Inc.’s 2013 federal tax return is currently under audit by the IRS. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or its subsidiaries.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2015, our total federal pre-base year reserve was approximately $45.2 million.
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
Net Operating Loss Carryovers. A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. On May 7, 2014, the second step conversion was completed. The new consolidated group resulting from the second step has the ability to carry back claims normally allowed under federal tax law to the old consolidated group. As of December 31, 2015, the Company had total federal net operating loss carryforwards of $8.8 million related to prior acquisitions.
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
Investors Bancorp, Inc. is required to file a New Jersey income tax return and is generally subject to a state income tax at a 9% rate. If Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. At December 31, 2015, Investors Bancorp, Inc. did not meet the eligibility requirements to be taxed as a New Jersey Investment Company.
New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.
In connection with the Company’s second step conversion, a $20.0 million charitable contribution was made to the Investors Charitable Foundation, $10.0 million of which was made by Investors Bank and the remaining $10.0 million by Investors Bancorp, Inc. For Investors Bancorp, Inc., the excess contribution over the allowable deduction limit for the standalone entity may be carried forward to the succeeding 5 taxable years. Based on the entity’s standalone future state taxable income, a valuation allowance was established for the portion of the state tax benefit related to the contribution that is not more likely than not to be realized.
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The new legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations will now be taxed under the State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.1%. At this time, the changes to the New York tax code has caused our effective tax rate to increase. The amount of such increase will depend on the amount of revenues that are sourced to New York State under the new legislation, which can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2015 was 25.6% of a recomputed New York State franchise tax, calculated using a 9% tax rate on allocated and apportioned entire net income. Investors Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2013 and 2014.
New York City Taxation. In 2015, New York City enacted provisions to its tax law to conform its corporate and banking tax laws to those of New York State, retroactive to January 1, 2015. The Company and its affiliates are subject to the new combined corporate tax for New York City calculated on a similar basis as the New York State franchise tax, subject to the New York City apportionment rules. While the majority of the Company’s entire net income is derived from outside of the New York City jurisdiction, the new sourcing rules enacted by the tax law provisions have increased the income apportioned to New York City and in turn, caused an increase to our effective tax rate.
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
At December 31, 2015, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $11.36 billion, or 67.2% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses at December 31, 2015 of $218.5 million was 1.29% of total loans and 158.43% of non-performing loans at such date.
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
Our multi-family loan portfolio has increased to $6.26 billion at December 31, 2015 from $1.82 billion at December 31, 2011. Our commercial real estate portfolio has increased to $3.83 billion at December 31, 2015 from $1.42 billion at December 31, 2011. Our C&I loan portfolio has increased to $1.04 billion at December 31, 2015 from $106.3 million at December 31, 2011. Consequently, a large portion of our multi-family loans, commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the economic environment since 2011. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2015, the fair value of our total securities portfolio was $3.19 billion. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2015, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 7.1% or $42.3 million decrease in net interest income and 8.7% or $381.2 million decrease in net portfolio value.

Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, over the past several years, this has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability.
We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $10.70 billion at December 31, 2011 to $20.89 billion at December 31, 2015. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other banks and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2015, $2.75 billion, or 19.6% of our total deposits, consisted of public funds deposits from local government entities, primarily domiciled in the state of New Jersey, such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.
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

We may incur impairments to goodwill.
At December 31, 2015, we had approximately $77.6 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Investors Bank is subject to extensive regulation, supervision and examination by the NJDBI, our chartering authority, by the FDIC, as insurer of our deposits, and by the CFPB, with respect to consumer protection laws. As a bank holding company, Investors Bancorp is subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, restrictions on our ability to pay dividends and make other capital distributions to shareholders, the classification of our assets and the adequacy of our allowance for loan losses, compliance and privacy issues (including anti-money laundering and Bank Secrecy Act Compliance) and approval of merger transactions. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Investors Bank, Investors Bancorp and our operations.
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
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability. Declines in real estate values and sales volumes and unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
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
The Dodd-Frank Act, among other things, created the CFPB, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.
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
The Dodd-Frank Act required minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which excludes (subject to certain grandfathering rules) certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities. Regulations implementing this requirement were effective January 1, 2015.
Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.
The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provided that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
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
In July 2013, the FDIC and the Federal Reserve Board approved a new rule, effective January 1, 2015, that substantially amended the regulatory risk-based capital rules applicable to Investors Bank and Investors Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Investors Bank and Investors Bancorp on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 to risk-based capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4% under prior rules); (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% of common equity Tier 1 capital, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital to risk-based assets ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
The CFPB has issued a final rule which implements certain provisions of the Dodd-Frank Act, which requires lenders to make a reasonable, good faith determination of a borrower's ability to repay a mortgage loan. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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
We have hired an asset based lending team and expanded our business lending into the healthcare market, both of which may expose us to increased lending risks and may have a negative effect on our results of operations.
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
At December 31, 2015, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with an operation center located in Iselin, New Jersey as well as lending offices in Short Hills, Robbinsville, Mount Laurel, Spring Lake, Newark, Sewell, Manhattan, Queens, Brooklyn, as well as a full-service branch network of 140 offices.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 23, 2016 was approximately 10,500. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. As a result of the second step conversion, all per share information prior to the completion of the second step conversion on May 7, 2014 has been revised to reflect the 2.55- to- one exchange ratio.
The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2015			Year Ended December 31, 2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$11.98	$10.70	$0.10	$11.26	$9.68	$0.02
Second Quarter	12.72	11.55	0.05	11.19	10.18	0.02
Third Quarter	12.59	11.27	0.05	11.21	10.00	0.04
Fourth Quarter	13.13	11.99	0.05	11.36	9.80	0.04

On September 28, 2012, we declared our first quarterly cash dividend of $0.02 per share since completing our initial public offering in October 2005. Since declaring this dividend, we have paid a dividend to stockholders in each subsequent quarter, with the most recent paid in February 2016. The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors.  Although we have begun paying quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock. In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2010 through December 31, 2015, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Investors Bancorp, Inc.	100.00	102.74	135.88	197.38	223.41	252.79
SNL U.S. Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83
SNL U.S. Thrift	100.00	84.12	102.32	131.30	141.22	158.80
Source: SNL Financial LC, Charlottesville, VA
Stock Repurchases

In connection with the second step conversion completed on May 7, 2014, the existing stock repurchase plan was terminated. Under applicable federal regulations, the Company was not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from the Federal Reserve Board. On March 16, 2015, the Company received approval from the Board of Governors of the Federal Reserve System to commence a buyback program prior to the one-year anniversary of the completion of its second step conversion.

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2015 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	2,030,000	$12.53	2,030,000	25,347,925
November 1, 2015 through November 30, 2015	1,553,494	12.63	1,553,494	23,794,431
December 1, 2015 through December 31, 2015	2,680,080	12.55	2,680,080	21,114,351
Total	6,263,574		6,263,574
(1) On March 16, 2015, the Company announced a 5% buyback program, which authorized the repurchase of 17,911,561 shares of its publicly-held outstanding shares of common stock. On June 9, 2015, the Company announced its second share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 34,779,211 shares. The new repurchase program commenced immediately upon completion of the first repurchase plan on June 30, 2015. This program has no expiration date and has 21,114,351 shares yet to be purchased as of December 31, 2015.
Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. As a result of the completion of the second step conversion on May 7, 2014, all share information prior to that date has been revised to reflect the 2.55- to- one exchange ratio. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$20,888,684	$18,773,639	$15,623,070	$12,722,574	$10,701,585
Loans receivable, net	16,661,133	14,887,570	12,882,544	10,306,786	8,794,211
Loans held-for-sale	7,431	6,868	8,273	28,233	18,847
Securities held to maturity	1,844,223	1,564,479	831,819	179,922	287,671
Securities available for sale, at estimated fair value	1,304,697	1,197,924	785,032	1,385,328	983,715
Bank owned life insurance	159,152	161,609	152,788	113,941	112,990
Deposits	14,063,656	12,172,326	10,718,811	8,768,857	7,362,003
Borrowed funds	3,263,090	2,766,104	3,367,274	2,705,652	2,255,486
Goodwill	77,571	77,571	77,571	77,063	21,972
Stockholders’ equity	3,311,647	3,577,855	1,334,327	1,066,817	967,440

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:
Interest and dividend income	$731,723	$660,862	$545,068	$496,189	$473,572
Interest expense	136,639	118,891	109,642	123,444	144,488
Net interest income	595,084	541,971	435,426	372,745	329,084
Provision for loan losses	26,000	37,500	50,500	65,000	75,500
Net interest income after provision for loan losses	569,084	504,471	384,926	307,745	253,584
Non-interest income	40,125	41,861	36,571	44,112	29,170
Non-interest expenses	328,332	339,860	245,711	207,007	157,587
Income before income tax expense	280,877	206,472	175,786	144,850	125,167
Income tax expense	99,372	74,751	63,755	56,083	46,281
Net income	$181,505	$131,721	$112,031	$88,767	$78,886
Earnings per share — basic and diluted	$0.55	$0.38	$0.40	$0.32	$0.29

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.92%	0.76%	0.83%	0.77%	0.78%
Return on equity (ratio of net income to average equity)	5.26%	4.71%	10.00%	8.68%	8.43%
Net interest rate spread(1)	2.91%	3.08%	3.24%	3.26%	3.22%
Net interest margin(2)	3.12%	3.27%	3.37%	3.40%	3.39%
Efficiency ratio(3)	51.69%	58.21%	52.06%	49.66%	43.68%
Efficiency ratio - Adjusted (4)	51.48%	52.45%	50.66%	46.47%	43.68%
Non-interest expenses to average total assets	1.66%	1.96%	1.82%	1.81%	1.54%
Average interest-earning assets to average interest-bearing liabilities	1.30x	1.28x	1.15x	1.13x	1.11x
Dividend payout ratio (5)	45.45%	31.58%	19.61%	6.02%	—
Asset Quality Ratios:
Non-performing assets to total assets	0.69%	0.81%	0.95%	1.14%	1.48%
Non-accrual loans to total loans	0.68%	0.72%	0.77%	1.16%	1.60%
Allowance for loan losses to non-performing loans (6)	158.43%	139.10%	124.30%	104.29%	76.79%
Allowance for loan losses to total loans	1.29%	1.33%	1.33%	1.36%	1.32%
Capital Ratios:
Tier 1 leverage ratio (7)	12.41%	12.79%	8.20%	7.59%	8.21%
Common equity tier 1 risk-based (7)	15.87%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital (7)	15.87%	17.01%	10.14%	9.98%	11.65%
Total-risk-based capital (7)	17.12%	18.26%	11.39%	11.24%	12.91%
Equity to total assets	15.85%	19.06%	8.54%	8.39%	9.04%
Tangible equity to tangible assets (8)	15.43%	18.60%	7.90%	7.67%	8.71%
Average equity to average assets	17.41%	16.16%	8.32%	8.92%	9.26%
Other Data:
Book value per common share	$10.30	$10.39	$9.85	$9.81	$8.98
Tangible book value per common share (8)	$9.97	$10.08	$9.04	$8.89	$8.62
Number of full service offices	140	132	129	101	81
Full time equivalent employees	1,734	1,682	1,541	1,193	959

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
The efficiency ratio- adjusted represents non-interest expense divided by the sum of net interest income and non-interest income adjusted; For the year ended December 31, 2015, excludes a one time item related to a payout under an employment agreement with a former executive. For the year ended December 31, 2014, excludes $13.0 million of compensation expense related to the accelerated vesting of all stock option and restricted stock plans upon the completion of the second step capital transaction, the contribution of $20 million to the Investors Charitable Foundation and one-time items related to the acquisition of Gateway, completed in January 2014. For the year ended December 31, 2013, excludes pre-tax acquisition charges related to Roma Financial of $5.6 million and a non-cash OTTI charge of

$977,000. Excludes pre-tax acquisition charges related to Marathon and BFSB of $13.3 million for the year ended December 31, 2012.

(5)	The dividend payout ratio represents dividends paid per share divided by net income per share.

(6)	Non performing loans include non-accrual loans and performing troubled debt restructured loans.

(7)
Ratios are for Investors Bank and do not include capital retained at the holding company level. The information presented prior to December 31, 2015 reflect the requirements in effect at that time, as the Basel III requirements became effective on January 1, 2015, see Supervision and Regulation, Part I, Item 1.

(8)	Excludes goodwill and intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
While an increase in intermediate-term treasury yields earlier in the year provided an opportunity to increase loan rates, the persistent low interest rate environment has resulted in a significant portion of our interest-earning assets being originated or re-priced at yields lower than the overall portfolio. However, we have been able to generally offset net interest income compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the increase in short-term interest rates at the end of 2015. If short-term interest rates increase, and the yield curve flattens, we may be subject to near-term net interest margin compression. Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
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
We continue to grow and transform the composition of our balance sheet. Total assets increased by $2.12 billion, or 11.3%, to $20.89 billion at December 31, 2015 from $18.77 billion at December 31, 2014. Net loans increased $1.77 billion to $16.66 billion at December 31, 2015, while securities increased by $386.5 million, or 14.0%, to $3.15 billion at December 31, 2015 from $2.76 billion at December 31, 2014. During the year ended December 31, 2015, we originated $2.08 billion in multi-family loans, $936.9 million in commercial real estate loans, $930.8 million in commercial and industrial loans, $646.5 million in residential loans, $247.8 million in consumer and other loans and $82.5 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate are secured by properties located primarily in New Jersey and New York.
Capital management is a key component of our business strategy. With the completion of the second step conversion in May 2014, we raised $2.15 billion in equity. We plan to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s initial public offering, while being mindful of tangible book value for stockholders. We continue to leverage our capital, resulting in our capital to total assets ratio decreasing to 15.85% at December 31, 2015 from 19.06% at December 31, 2014. In March 2015, we commenced the first stock repurchase plan for 5% of our outstanding shares of common stock, or approximately 17.9 million shares. This repurchase plan was completed in June 2015 when we announced our second share repurchase program which authorizes the repurchase of an additional 10% of outstanding shares of common stock, or approximately 34.8 million shares. Stockholders' equity has been impacted for the year ended December 31, 2015 by the repurchase of 31.6 million shares of common stock for $382.9 million as well as cash dividends of $0.25 per share totaling $87.4 million.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, enhanced product offerings, investments in our people and opportunistic acquisitions in our market area. In August 2015, we completed the conversion of the Bank's core operating system. In 2016 we plan to enhance our employee training and development programs, build additional risk management and operational infrastructure and add key personnel as our company grows and our business changes. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR"), and other commercial loans greater than $1.0 million if management has specific information that it is probable we will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. We also analyze historical loss experience using the appropriate look-back and loss emergence period. The loss factors used are based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, geographic concentrations, lending policies and procedures and industry and peer comparisons, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
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

On a quarterly basis, management reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. Loans determined to be impaired are evaluated for potential loss. Any shortfall results in a recommendation of a charge-off or specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses. Acquired loans are marked to fair value on the date of acquisition.
The allowance contains reserves identified as unallocated. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained bi-annually for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
For homogeneous residential mortgage loans, the Company's policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and estimated declines in the real estate market.
Management believes the potential risk for outdated appraisals for impaired and other non-performing loans has been mitigated due to the fact that the loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2015, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”. We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black- Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets. The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Total Assets.Total assets increased by $2.12 billion, or 11.3%, to $20.89 billion at December 31, 2015 from $18.77 billion at December 31, 2014. Net loans increased $1.77 billion to $16.66 billion at December 31, 2015, and securities increased by $386.5 million, or 14.0%, to $3.15 billion at December 31, 2015 from $2.76 billion at December 31, 2014.
Net Loans. Net loans increased by $1.77 billion, or 11.9%, to $16.66 billion at December 31, 2015 from $14.89 billion at December 31, 2014. At December 31, 2015, total loans were $16.89 billion which included $6.26 billion in multi-family loans, $5.04 billion in residential loans, $3.83 billion in commercial real estate loans, $1.04 billion in commercial and industrial loans, $496.6 million in consumer and other loans and $225.8 million in construction loans. During the year ended December 31, 2015, we originated $2.08 billion in multi-family loans, $936.9 million in commercial real estate loans, $930.8 million in commercial and industrial loans, $646.5 million in residential loans, $247.8 million in consumer and other loans and $82.5 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated $238.6 million for the year ended December 31, 2015 in residential mortgage loans that were sold to third party investors.

Our accruing past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the Company's acquisitions. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by the Bank. The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held for sale) on the dates indicated as well as certain asset quality ratios.

	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	4	$3.5	4	$3.0	6	$4.1	5	$3.9	2	$3.0
Commercial real estate	37	10.8	40	13.8	36	12.9	35	11.6	36	13.9
Commercial and industrial	17	9.2	9	6.5	7	2.2	8	2.3	11	2.9
Construction	4	0.8	5	1.0	3	0.9	7	4.3	7	4.4
Total commercial loans	62	24.3	58	24.3	52	20.1	55	22.1	56	24.2
Residential and consumer	500	91.1	506	99.8	422	86.6	423	88	406	84.2
Total non-accrual loans	562	$115.4	564	$124.1	474	$106.7	478	$110.1	462	$108.4
Accruing troubled debt restructured loans	39	$22.5	38	$25.2	48	$29.6	50	$31.5	55	$35.6
Non-accrual loans to total loans		0.68%		0.76%		0.68%		0.70%		0.72%
Allowance for loan loss as a percent of non-accrual loans		189.30%		175.97%		200.51%		189.02%		184.83%
Allowance for loan loss as a percent of total loans		1.29%		1.33%		1.36%		1.33%		1.33%
Total non-accrual loans increased to $115.4 million at December 31, 2015 compared to $108.4 million at December 31, 2014. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At December 31, 2015, our allowance for loan loss as a percent of total loans is 1.29%. At December 31, 2015, there were $47.4 million of loans deemed as troubled debt restructurings, of which $22.9 million were residential and consumer loans, $19.0 million were commercial real estate loans, $0.7 million were construction loans, $1.6 million were multi-family loans and $3.2 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $22.5 million were classified as accruing and $24.9 million were classified as non-accrual at December 31, 2015.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2015, the Company has deemed potential problems loans excluding PCI loans, totaling $19.7 million, which comprised of 16 commercial real estate loans totaling $4.5 million, 6 commercial and industrial loans totaling $962,000 and 6 multi-family loans totaling $14.2 million. Management is actively monitoring these loans.
The allowance for loan losses increased by $18.2 million to $218.5 million at December 31, 2015 from $200.3 million at December 31, 2014. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans. Our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, our diligence in resolving our problem loans as well as the unseasoned nature of our loan portfolio. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."
Securities. Securities, in the aggregate, increased by $386.5 million, or 14.0%, to $3.15 billion at December 31, 2015 from $2.76 billion at December 31, 2014. This increase was a result of purchases partially offset by paydowns.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets,. The amount of stock we own in the FHLB increased by $27.1 million, or 18.0% to $178.4 million at December 31, 2015 from $151.3 million at December 31,

2014. The amount of stock we own in the FHLB is related to the balance of borrowings, therefore the increase in borrowings has an impact in the FHLB stock owned. Bank owned life insurance was $159.2 million at December 31, 2015 and $161.6 million at December 31, 2014. Other assets was $4.7 million at December 31, 2015 and $10.3 million at December 31, 2014.
Deposits. Deposits increased by $1.89 billion, or 15.5%, from $12.17 billion at December 31, 2014 to $14.06 billion at December 31, 2015. Core deposits accounts (savings, checking, and money market) represent approximately 76% of our total deposits as of December 31, 2015.
Borrowed Funds. Borrowed funds increased by $497.0 million, or 18.0%, to $3.26 billion at December 31, 2015 from $2.77 billion at December 31, 2014 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $266.2 million to $3.31 billion at December 31, 2015 from $3.58 billion at December 31, 2014. The decrease is primarily attributed to the repurchase of 31.6 million shares of common stock for $382.9 million as well as cash dividends of $0.25 per share totaling $87.4 million for the year ended December 31, 2015. These decreases are offset by net income of $181.5 million for the year ended December 31, 2015.
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

	For the Year Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$207,331	$225	0.11%	$371,636	$552	0.15%	$136,656	$49	0.04%
Securities available-for-sale	1,245,745	22,646	1.82	965,969	18,164	1.88	1,092,496	18,638	1.71
Securities held-to-maturity	1,708,176	38,547	2.26	1,315,604	31,847	2.42	449,742	15,362	3.42
Net loans	15,716,010	663,424	4.22	13,776,250	603,438	4.38	11,065,190	504,622	4.56
Stock in FHLB	172,367	6,881	3.99	152,330	6,861	4.50	168,028	6,397	3.81
Total interest-earning assets	19,049,629	731,723	3.84	16,581,789	660,862	3.99	12,912,112	545,068	4.22
Non-interest-earning assets	770,262			732,469			564,765
Total assets	$19,819,891			$17,314,258			$13,476,877
Interest-bearing liabilities:
Savings deposits	$2,235,703	$6,976	0.31%	$2,241,747	$6,638	0.30%	$1,775,454	$6,320	0.36%
Interest-bearing checking	2,735,513	9,642	0.35	2,478,047	8,755	0.35	1,791,345	6,245	0.35
Money market accounts	3,564,311	23,562	0.66	2,355,982	13,664	0.58	1,646,235	7,537	0.46
Certificates of deposit	2,972,611	31,234	1.05	3,180,032	30,149	0.95	2,849,573	29,867	1.05
Total interest-bearing deposits	11,508,138	71,414	0.62	10,255,808	59,206	0.58	8,062,607	49,969	0.62
Borrowed funds	3,157,311	65,225	2.07	2,741,609	59,685	2.18	3,180,473	59,673	1.88
Total interest-bearing liabilities	14,665,449	136,639	0.93	12,997,417	118,891	0.91	11,243,080	109,642	0.98
Non-interest-bearing liabilities	1,702,945			1,518,331			1,113,121
Total liabilities	16,368,394			14,515,748			12,356,201
Stockholders’ equity	3,451,497			2,798,510			1,120,676
Total liabilities and stockholders’ equity	$19,819,891			$17,314,258			$13,476,877
Net interest income		$595,084			$541,971			$435,426
Net interest rate spread(1)			2.91%			3.08%			3.24%
Net interest-earning assets(2)	$4,384,180			$3,584,372			$1,669,033
Net interest margin(3)			3.12%			3.27%			3.37%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30x			1.28x			1.15x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2015 vs. 2014			Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$(203)	(124)	(327)	$178	325	503
Securities available-for-sale	5,112	(630)	4,482	(2,257)	1,783	(474)
Securities held-to-maturity	8,367	(1,667)	6,700	17,976	(1,491)	16,485
Net loans	87,885	(27,899)	59,986	121,987	(23,171)	98,816
Stock in FHLB	847	(827)	20	(635)	1,099	464
Total interest-earning assets	102,008	(31,147)	70,861	137,249	(21,455)	115,794
Interest-bearing liabilities:
Savings deposits	(18)	356	338	1,490	(1,172)	318
Interest-bearing checking	908	(21)	887	2,425	85	2,510
Money market accounts	7,778	2,120	9,898	3,785	2,342	6,127
Certificates of deposit	(2,047)	3,132	1,085	3,282	(3,000)	282
Total deposits	6,621	5,587	12,208	10,982	(1,745)	9,237
Borrowed funds	8,668	(3,128)	5,540	(9,071)	9,083	12
Total interest-bearing liabilities	15,289	2,459	17,748	1,911	7,338	9,249
Increase in net interest income	$86,719	(33,606)	53,113	$135,338	(28,793)	106,545
Comparison of Operating Results for the Year Ended December 31, 2015 and 2014
Net Income. Net income for the year ended December 31, 2015 was $181.5 million compared to net income of $131.7 million for the year ended December 31, 2014.
Net Interest Income. Net interest income increased by $53.1 million, or 9.8%, to $595.1 million for the year ended December 31, 2015 from $542.0 million for the year ended December 31, 2014. The increase was primarily due to the average balance of interest earning assets increasing $2.47 billion to $19.05 billion at December 31, 2015 compared to $16.58 billion at December 31, 2014. This was partially offset by the average balance of our interest bearing liabilities increasing $1.67 billion to $14.67 billion at December 31, 2015 compared to $13.00 billion at December 31, 2014, as well as the weighted average yield on our interest-earning assets decreasing 15 basis points to 3.84% for the year ended December 31, 2015 from 3.99% for the year ended December 31, 2014. The net interest spread decreased by 17 basis points to 2.91% for the year ended December 31, 2015 from 3.08% for the year ended December 31, 2014 as the weighted average yield on interest-earning assets declined 15 basis points and cost of interest bearing liabilities increased 2 basis points.
Interest and Dividend Income. Total interest and dividend income increased by $70.9 million, or 10.7%, to $731.7 million for the year ended December 31, 2015 from $660.9 million for the year ended December 31, 2014. This increase is attributed to the average balance of interest-earning assets increasing $2.47 billion, or 14.9%, to $19.05 billion for the year ended December 31, 2015 from $16.58 billion for the year ended December 31, 2014. This was partially offset by the weighted average yield on interest-earning assets decreasing 15 basis points to 3.84% for the year ended December 31, 2015 compared to 3.99% for the year ended December 31, 2014.
Interest income on loans increased by $60.0 million, or 9.9%, to $663.4 million for the year ended December 31, 2015 from $603.4 million for the year ended December 31, 2014, reflecting a $1.94 billion, or 14.1%, increase in the average balance of net loans to $15.72 billion for the year ended December 31, 2015 from $13.78 billion for the year ended December 31, 2014.

The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.20 billion, $732.5 million and $427.1 million, respectively, partially offset by the average balance of residential loans decreasing $424.4 million for the year ended December 31, 2015. The weighted average yield on net loans decreased 16 basis points to 4.22% for the year ended December 31, 2015 from 4.38% for the year ended December 31, 2014. The decrease in the weighted average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment. Prepayment penalties, which are included in interest income, increased to $21.0 million for the year ended December 31, 2015 from $16.3 million for the year ended December 31, 2014.
Interest income on all other interest-earning assets, excluding loans, increased by $10.9 million, or 18.9%, to $68.3 million for the year ended December 31, 2015 from $57.4 million for the year ended December 31, 2014. The average balance of all other interest-earning assets, excluding loans, increased by $528.1 million to $3.33 billion for the year ended December 31, 2015 from $2.81 billion for the year ended December 31, 2014. The weighted average yield on interest-earning assets, excluding loans, was 2.05% for the years ended December 31, 2015 and 2014.
Interest Expense. Total interest expense increased by $17.7 million, or 14.9%, to $136.6 million for the year ended December 31, 2015 from $118.9 million for the year ended December 31, 2014. This increase is attributed to the average balance of total interest-bearing liabilities increasing by $1.67 billion, or 12.8%, to $14.67 billion for the year ended December 31, 2015 from $13.00 billion for the year ended December 31, 2014. In addition, the weighted average cost of total interest-bearing liabilities increased 2 basis points to 0.93% for the year ended December 31, 2015 from 0.91% for the year ended December 31, 2014.
Interest expense on interest-bearing deposits increased $12.2 million, or 20.6%, to $71.4 million for the year ended December 31, 2015 from $59.2 million for the year ended December 31, 2014. This increase is attributed to the average balance of total interest-bearing deposits increasing $1.25 billion, or 12.2% to $11.51 billion for the year ended December 31, 2015 from $10.26 billion for the year ended December 31, 2014. In addition the average cost of interest-bearing deposits increased 4 basis points to 0.62% for the year ended December 31, 2015 from 0.58% for the year ended December 31, 2014.
Interest expense on borrowed funds increased by $5.5 million, or 9.3%, to $65.2 million for the year ended December 31, 2015 from $59.7 million for the year ended December 31, 2014. The average balance of borrowed funds increased $415.7 million or 15.2%, to $3.16 billion for the year ended December 31, 2015 from $2.74 billion for the year ended December 31, 2014. This was partially offset by the weighted average cost of borrowings decreasing 11 basis points to 2.07% for the year ended December 31, 2015 from 2.18% for the year ended December 31, 2014.
Provision for Loan Losses. For the year ended December 31, 2015, our provision for loan losses was $26.0 million compared to $37.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, net charge-offs were $7.8 million compared to $11.1 million for the year ended December 31, 2014. Our provision for the year ended December 31, 2015 is a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-performing loans.
Non-Interest Income. Total non-interest income decreased by $1.7 million, or 4.1%, to $40.1 million for the year ended December 31, 2015 from $41.9 million for the year ended December 31, 2014. The reduction is mainly attributed to decreases in fees and service charges and other income of $2.3 million and $1.6 million, respectively, for the year ended December 31, 2015. Included in other income for the year ended December 31, 2014 was a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. These decreases were partially offset by an increase of $2.5 million in gain on loans sales, net for the year ended December 31, 2015.
Non-Interest Expenses. Total non-interest expenses decreased by $11.5 million, or 3.4%, to $328.3 million for the year ended December 31, 2015 from $339.9 million for the year ended December 31, 2014. Included in the year ended December 31, 2014 is a contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering in 2014. In addition, FDIC insurance premium decreased $5.3 million for the year ended December 31, 2015 due to the continued improvement in asset quality and additional capital raised in the second step offering. Data processing service fees decreased $3.0 million for the year ended December 31, 2015 to $22.4 million. Compensation and fringe benefits increased $14.3 million for the year ended December 31, 2015, which included $9.2 million related to the 2015 Equity Incentive Plan. For the 2014 period, compensation expense included a charge of $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. In addition, for the year ended December 31, 2015, there was a $1.3 million expense related to a payout under an employment agreement with a former executive. Absent the accelerated vesting in 2014, the payout of an employment agreement and the $9.2 million in equity incentive expense for 2015, compensation and fringe benefits increased $16.7 million for the year ended December 31, 2015. This increase was related to staff additions to support our continued growth, normal merit increases and increasing costs associated with employee benefits.

For the year ended December 31, 2015 non-interest expenses included $972,000 of expenses to support our core conversion which was completed in August 2015.
Income Tax Expense. Income tax expense was $99.4 million for the year ended December 31, 2015, representing a 35.4% effective tax rate compared to income tax expense of $74.8 million for the year ended December 31, 2014 representing a 36.2% effective tax rate.
In April 2015, New York City changed their tax law to conform with that of New York State. As a result, the Company analyzed the impact of this change relative to its deferred tax positions. Based on that analysis, the Company revalued the deferred tax asset as of December 31, 2014, resulting in a tax benefit of $4.9 million for the year ended December 31, 2015. This change will result in the Company's effective tax rate increasing in future periods. In addition, for the year ended December 31, 2015 income taxes include a net operating loss carryforward related to a prior acquisition of $4.1 million.
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
Interest Expense. Total interest expense decreased by $9.2 million, or 8.4%, to $118.9 million for the year ended December 31, 2014 from $109.6 million for the year ended December 31, 2013.  This increase is attributed to the average balance of total interest-bearing liabilities increasing by $1.75 billion, or 15.6%, to $13.00 billion for the year ended December 31, 2014 from $11.24 billion for the year ended December 31, 2013. This increase was partially offset by the weighted average cost of total interest-bearing liabilities decreasing 7 basis points to 0.91% for the year ended December 31, 2014 compared to 0.98% for the year ended December 31, 2013, which is partially attributable to lower deposit costs.

Interest expense on interest-bearing deposits increased $9.2 million, or 18.5% to $59.2 million for the year ended December 31, 2014 from $50.0 million for the year ended December 31, 2013.  This increase is attributed to the average balance of total interest-bearing depoits increasing $2.19 billion, or 27.2%, to $10.26 billion for the year ended December 31, 2014 from $8.06 billion for the year ended December 31, 2013. This increase was partially offset by a 4 basis point decrease in the average cost of interest-bearing deposits to 0.58% for the year ended December 31, 2014 from 0.62% for the year ended December 31, 2013 as deposit rates declined due to the lower interest rate environment.

Interest expense on borrowed funds was $59.7 million for the year ended December 31, 2014 and December 31, 2013. Although the average of balance of borrowed funds decreased by $438.9 million or 13.8%, to $2.74 billion for the year ended December 31, 2014 from 3.18 billion for the year ended December 31, 2013, the average cost of borrowed funds increased 30 basis points to 2.18% for the year ended December 31, 2014 from 1.88% for the year ended December 31, 2013, as maturing lower rate short-term borrowings were paid off.
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
Non-Interest Expenses. Total non-interest expenses increased by $94.1 million, or 38.3%, to $339.9 million for the year ended December 31, 2014 from $245.7 million for the year ended December 31, 2013. Compensation and fringe benefits increased $43.3 million for the year ended December 31, 2014, which includes $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. In addition, compensation expense included approximately $1.0 million related to retention and severance payments to former RomaFinancial Corporation employees and $807,000 related to retention and severance payments to former Gateway employees. The remaining increase in compensation and fringe benefits relate to staff additions to support our continued growth, including the acquisitions of Roma Financial Corporation and Gateway, as well as normal merit increases. Other operating expenses increased by $7.5 million to $27.3 million for the year ended December 31, 2014 from $19.8 million for the year ended December 31, 2013. Contribution to charitable foundation represents the Company's contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering, comprised of 1,000,000 shares of common stock and $10.0 million in cash. Occupancy expense, data processing fees, professional fees and advertising expenses have increased by $10.4 million, $5.5 million, $3.5 million and $3.6 million, respectively, for the year ended December 31, 2014. These increases are primarily the result of our recent acquisitions and organic growth.
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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At December 31, 2015 approximately 36% of our residential portfolio was in variable rate products, while 64% was in fixed rate products. Our variable rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans have outpaced the growth in the residential portfolio, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.

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
Quantitative Analysis.The table below sets forth, as of December 31, 2015, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,996,076	(381,238)	(8.7)%	$552,036	(42,294)	(7.1)%
0bp	$4,377,314	—	—	$594,330	—	—
-100bp	$4,226,036	(151,278)	(3.5)%	$596,590	2,260	0.4%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at December 31, 2015, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 8.7% decrease in NPV and a $42.3 million, or 7.1%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 3.5% decrease in NPV and a $2.3 million, or 0.4% increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations. As mentioned above, we retain two nationally recognized firms to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes no growth and that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV and net interest income.
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
Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the years ended December 31, 2015, 2014 and 2013 were $2.95 billion, $2.14 billion and $2.75 billion, respectively. Principal repayments on securities for the years ended December 31, 2015, 2014 and 2013were $515.7 million, $354.6 million and $385.5 million, respectively. There were sales of securities during years ended December 31, 2015, 2014 and 2013 of $37.5 million, $73.3 million and $426.1 million, respectively. In connection with the second step conversion in 2014, the Company raised net proceeds of $2.15 billion and used approximately half of the proceeds to pay down maturing, short term borrowings.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 totaled $533.1 million, $277.4 million and $176.1 million, respectively. For the year ended

December 31, 2015, deposits increased $1.89 billion. For the year ended December 31, 2014, excluding the deposits from the Gateway Financial acquisition, total deposits increased by $1.20 billion. For the year ended December 31, 2013, excluding the deposits from the Roma acquisition, total deposits increased by $608.8 million. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
For the year ended December 31, 2015 borrowed funds increased $497.0 million. Excluding borrowed funds assumed in the Gateway Financial acquisition, net borrowed funds decreased by $606.4 million for the year ended December 31, 2014. The Company used approximately half of the proceeds from its second step capital offering in May 2014 to pay down maturing, short-term borrowings. Excluding borrowed funds assumed in the Roma acquisition, net borrowed funds increased by $569.6 million for the year ended December 31, 2013. The increases in borrowings was largely due to new loan originations outpacing the deposit growth.
Our primary use of funds are for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2015, 2014 and 2013, we originated loans of $4.92 billion, $3.76 billion and $3.50 billion, respectively. During the year ended December 31, 2015 we purchased loans of $198.6 million. During the year ended December 31, 2014, excluding loans acquired in the acquisition of Gateway Financial, we purchased loans of $233.9 million. During the year ended December 31, 2013, excluding loans acquired in the acquisition of Roma, we purchased loans of $1.05 billion. During the year ended December 31, 2015 we purchased securities of $957.9 million. During the year ended December 31, 2014, excluding the securities acquired in the Gateway Financial acquisition, we purchased securities of $1.52 billion. During the year ended December 31, 2013, excluding the securities acquired in the Roma acquisition, we purchased securities of $508.4 million. In addition, we utilized $382.9 million, $13.5 million, $1.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, to repurchase shares of our common stock under our stock repurchase plans.
At December 31, 2015, we had commitments to originate total commercial loans of $566.9 million. Additionally, we had commitments to originate residential loans of approximately $57.4 million, commitments to purchase residential loans of $82.7 million and unused home equity and overdraft lines of credit, and undisbursed business and constructions loans, totaling approximately $960.5 million. Certificates of deposit due within one year of December 31, 2015 totaled $2.59 billion, or 18.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $148.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.30 billion at December 31, 2015. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At December 31, 2015, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2015, our borrowing capacity at the FHLB was $8.78 billion, of which the Company had outstanding borrowings of $3.12 billion and outstanding letters of credit of $1.83 billion. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $125 million, of which no balance was outstanding at December 31, 2015.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$500,000	$956,000	$1,119,782	$531,001	$3,106,783
Repurchase agreements	—	156,307	—	—	156,307
Operating leases	20,310	57,833	47,756	90,134	216,033
Total	$520,310	$1,170,140	$1,167,538	$621,135	$3,479,123
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the its financial condition and results of operations.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In April 2015, the FASB issued a proposed ASU to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This report appears on page 76.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 24, 2016.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 24, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 24, 2016. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 24, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 24, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 24, 2016.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.:
We have audited Investors Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Investors Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
February 29, 2016

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In thousands except share data)
ASSETS
Cash and cash equivalents	$148,904	230,961
Securities available-for-sale, at estimated fair value	1,304,697	1,197,924
Securities held-to-maturity, net (estimated fair value of $1,888,686 and $1,609,365 at December 31, 2015 and 2014, respectively)	1,844,223	1,564,479
Loans receivable, net	16,661,133	14,887,570
Loans held-for-sale	7,431	6,868
Stock in the Federal Home Loan Bank	178,437	151,287
Accrued interest receivable	58,563	55,267
Other real estate owned	6,283	7,839
Office properties and equipment, net	172,519	160,899
Net deferred tax asset	237,367	231,898
Bank owned life insurance	159,152	161,609
Goodwill and Intangible assets	105,311	106,705
Other assets	4,664	10,333
Total assets	$20,888,684	18,773,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$14,063,656	12,172,326
Borrowed funds	3,263,090	2,766,104
Advance payments by borrowers for taxes and insurance	108,721	69,893
Other liabilities	141,570	187,461
Total liabilities	17,577,037	15,195,784
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at December 31, 2015 and 2014; 334,894,181 and 358,012,895 outstanding at December 31, 2015 and 2014, respectively	3,591	3,591
Additional paid-in capital	2,785,503	2,864,406
Retained earnings	936,040	836,639
Treasury stock, at cost; 24,176,671and 1,057,957 shares at December 31, 2015 and 2014, respectively	(295,412)	(11,131)
Unallocated common stock held by the employee stock ownership plan	(90,250)	(93,246)
Accumulated other comprehensive loss	(27,825)	(22,404)
Total stockholders’ equity	3,311,647	3,577,855
Total liabilities and stockholders’ equity	$20,888,684	18,773,639
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$663,424	603,438	504,622
Securities:
Equity	123	115	61
Government-sponsored enterprise obligations	45	46	9
Mortgage-backed securities	55,096	44,183	28,057
Municipal bonds and other debt	5,929	5,667	5,873
Interest-bearing deposits	225	552	49
Federal Home Loan Bank stock	6,881	6,861	6,397
Total interest and dividend income	731,723	660,862	545,068
Interest expense:
Deposits	71,414	59,206	49,969
Borrowed Funds	65,225	59,685	59,673
Total interest expense	136,639	118,891	109,642
Net interest income	595,084	541,971	435,426
Provision for loan losses	26,000	37,500	50,500
Net interest income after provision for loan losses	569,084	504,471	384,926
Non-interest income
Fees and service charges	17,119	19,399	18,804
Income on bank owned life insurance	3,948	4,652	2,898
Gain on loans, net	7,786	5,257	8,748
Gain on securities transactions, net	1,036	1,546	772
Impairment losses on investment securities:
Impairment losses on investment securities	—	—	(939)
Non-credit related gains recognized in comprehensive income	—	—	(38)
Net impairment losses on investment securities recognized in earnings	—	—	(977)
Gain on sale of other real estate owned, net	1,631	809	1,451
Other income	8,605	10,198	4,875
Total non-interest income	40,125	41,861	36,571
Non-interest expense
Compensation and fringe benefits	186,320	172,068	128,765
Advertising and promotional expense	10,988	12,238	8,602
Office occupancy and equipment expense	50,865	49,668	39,226
Federal deposit insurance premiums	9,050	14,390	14,950
Stationery, printing, supplies and telephone	4,372	4,238	3,395
Professional fees	16,104	14,672	11,154
Data processing service fees	22,366	25,333	19,844
Contribution to charitable foundation	—	20,000	—
Other operating expenses	28,267	27,253	19,775
Total non-interest expenses	328,332	339,860	245,711

Income before income tax expense	280,877	206,472	175,786
Income tax expense	99,372	74,751	63,755
Net income	$181,505	131,721	112,031
Basic and Diluted earnings per share	$0.55	0.38	0.40
Weighted average shares outstanding
Basic	329,763,527	344,389,259	279,632,558
Diluted	332,933,448	347,731,571	283,035,844
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$181,505	131,721	112,031
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	(1,455)	(5,042)	10
Unrealized (loss) gain on securities available-for-sale	(4,933)	5,952	(12,827)
Net loss on securities reclassified from available for sale to held to maturity	—	—	(7,242)
Accretion of loss on securities reclassified to held to maturity	1,448	1,726	988
Unrealized gain on security reclassified from held-to-maturity to available for sale	—	—	138
Reclassification adjustment for security gains included in net income	(1,547)	(138)	(405)
Noncredit related component of other-than-temporary impairment on security	—	—	22
Other-than-temporary impairment accretion on debt securities	1,066	794	1,227
Total other comprehensive (loss) income	(5,421)	3,292	(18,089)
Total comprehensive income	$176,084	135,013	93,942

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Year ended December 31, 2015, 2014 and 2013

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands except share data)
Balance at December 31, 2012	$1,356	533,034	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	112,031	—	—	—	112,031
Other comprehensive loss, net of tax	—	—	—	—	—	(18,089)	(18,089)
Common stock issues to finance acquisition	163	179,008	—	—	—	—	179,171
Purchase of treasury stock (212,221 shares)	—	—	—	(1,531)	—	—	(1,531)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	3,478	—	—	—	—	3,478
Net tax benefit from stock-based compensation	—	1,262	—	—	—	—	1,262
Option Exercise	—	2,502	—	8,135	—	—	10,637
Cash dividend paid ($0.08 per common share)	—	—	(22,404)	—	—	—	(22,404)
ESOP shares allocated or committed to be released	—	1,537	—	—	1,418	—	2,955
Balance at December 31, 2013	1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	131,721	—	—	—	131,721
Other comprehensive income, net of tax	—	—	—	—	—	3,292	3,292
Corporate Reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—	—	—	(13,523)	—	—	(13,523)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,701	—	—	—	—	13,701
Net tax benefit from stock-based compensation	—	3,710	—	—	—	—	3,710
Option exercise	9	8,764	—	5,037	—	—	13,810
Cash dividend paid ($0.12 per common share)	—	—	(42,555)	—	—	—	(42,555)

ESOP shares allocated or committed to be released	—	2,294	—	—	2,707	—	5,001
Balance at December 31, 2014	3,591	2,864,406	836,639	(11,131)	(93,246)	(22,404)	3,577,855
Net income	—	—	181,505	—	—	—	181,505
Other comprehensive loss, net of tax	—	—	—	—	—	(5,421)	(5,421)
Purchase of treasury stock (31,576,421 shares)	—	—	—	(382,922)	—	—	(382,922)
Treasury stock allocated to restricted stock plan (6,849,832 shares)	—	(85,897)	5,472	80,425	—	—	—
Compensation cost for stock options and restricted stock	—	9,220	—	—	—	—	9,220
Net tax benefit from stock-based compensation	—	2,985	—	—	—	—	2,985
Option exercise	—	(9,045)	—	19,164	—	—	10,119
Common stock repurchased for restricted stock plan (90,000 shares)		1,129	(181)	(948)
Cash dividend paid ($0.25 per common share)	—	—	(87,395)	—	—	—	(87,395)
ESOP shares allocated or committed to be released	—	2,705	—	—	2,996	—	5,701
Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$181,505	131,721	112,031
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	10,000	—
ESOP and stock-based compensation expense	14,921	18,702	6,433
Amortization of premiums and accretion of discounts on securities, net	13,943	10,173	9,735
Amortization of premiums and accretion of fees and costs on loans, net	(10,122)	(1,794)	10,517
Amortization of intangible assets	3,350	3,806	2,115
Provision for loan losses	26,000	37,500	50,500
Depreciation and amortization of office properties and equipment	13,930	13,151	8,540
Gain on securities, net	(1,036)	(1,546)	(772)
Other-than-temporary impairment losses on securities	—	—	977
Mortgage loans originated for sale	(238,608)	(150,099)	(379,806)
Proceeds from mortgage loan sales	590,636	186,747	405,973
Gain on sales of mortgage loans, net	(5,258)	(2,832)	(6,207)
Gain on sale of other real estate owned	(1,631)	(809)	(1,451)
Gain on bargain purchase of acquisitions	—	(1,482)	—
Income on bank owned life insurance	(3,948)	(4,652)	(2,898)
(Increase) decrease in accrued interest receivable	(3,296)	(7,100)	1,496
Deferred tax benefit	(3,180)	(9,786)	(20,818)
Decrease (increase) in other assets	4,245	4,425	(6,741)
(Decrease) increase in other liabilities	(48,317)	41,263	(13,530)
Total adjustments	351,629	145,667	64,063
Net cash provided by operating activities	533,134	277,388	176,094
Cash flows from investing activities:
Purchases of loans receivable	(198,623)	(233,856)	(1,054,395)
Net originations of loans receivable	(1,990,008)	(1,650,629)	(778,049)
Proceeds from sale of loans held for investment	49,938	2,425	184,668
Gain on disposition of loans held for investment	(2,528)	(2,425)	(2,541)
Net proceeds from sale of foreclosed real estate	7,104	7,614	10,833
Purchases of mortgage-backed securities held to maturity	(526,095)	(909,421)	(202,821)
Purchases of debt securities held-to-maturity	(56,242)	(20,835)	(9,729)
Purchases of mortgage-backed securities available-for-sale	(375,605)	(587,952)	(295,897)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	260,039	167,886	80,438
Proceeds from paydowns on equity securities available for sale	2,954	430	148
Proceeds from paydowns/maturities on debt securities held-to-maturity	28	12,596	20,159

Proceeds from calls/maturities on debt securities held-to-maturity	2,977	—	—
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	249,729	173,661	284,726
Proceeds from sales of mortgage-backed securities held-to-maturity	—	19,177	—
Proceeds from sales of mortgage-backed securities available-for-sale	—	37,682	401,573
Proceeds from maturity of US Government and Agency Obligations available-for-sale	—	3,000	—
Proceeds from maturities of Municipal Bonds	37,505	—	—
Proceeds from sale of equity securities available for sale	—	13,411	24,540
Redemption of equity securities available-for-sale	—	164	108
Proceeds from redemptions of Federal Home Loan Bank stock	157,342	143,707	143,081
Purchases of Federal Home Loan Bank stock	(184,492)	(116,403)	(161,866)
Purchases of office properties and equipment	(25,550)	(31,655)	(24,544)
Death benefit proceeds from bank owned life insurance	6,405	5,455	—
Cash received from MHC for merger	—	11,307	—
Cash received, net of cash consideration paid for acquisitions	—	17,917	118,246
Net cash used in investing activities	(2,585,122)	(2,936,744)	(1,261,322)
Cash flows from financing activities:
Net increase in deposits	1,891,330	1,198,843	608,801
Net proceeds from sale of common stock	—	2,149,893	—
Loan to ESOP for purchase of common stock	—	(66,174)	—
(Repayments) proceeds of funds borrowed under other repurchase agreements	(10,000)	(98,205)	143,205
Net increase (decrease) in other borrowings	506,986	(508,150)	426,347
Net increase in advance payments by borrowers for taxes and insurance	38,828	1,979	14,447
Dividends paid	(87,395)	(42,555)	(22,404)
Exercise of stock options	10,119	13,810	10,637
Purchase of treasury stock	(382,922)	(13,523)	(1,531)
Net tax benefit from stock-based compensation	2,985	3,710	1,262
Net cash provided by financing activities	1,969,931	2,639,628	1,180,764
Net (decrease) increase in cash and cash equivalents	(82,057)	(19,728)	95,536
Cash and cash equivalents at beginning of period	230,961	250,689	155,153
Cash and cash equivalents at end of period	$148,904	230,961	250,689
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	4,448	6,404	4,512
Transfer of loans to loans held for sale	347,955	32,411	—
Cash paid during the year for:
Interest	135,930	118,140	109,527
Income taxes	88,169	85,796	83,918
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	50,347	381,950

Loans	—	195,062	990,970
Goodwill and other intangible assets, net	—	1,853	9,782
Other assets	—	21,343	78,527
Total non-cash assets acquired	—	268,605	1,461,229
Liabilities assumed:
Deposits	—	254,672	1,341,153
Borrowings	—	5,185	92,070
Other liabilities	—	3,184	20,509
Total liabilities assumed	—	263,041	1,453,732
Net non-cash assets acquired	—	5,564	7,497
Common stock issued for acquisitions	—	—	179,171
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiaries (collectively, the Company) conform to U.S. generally accepted accounting principles (GAAP), and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation
The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the years ended December 31, 2015, 2014 and 2013 are not necessarily indicative of the results of operations that may be expected for subsequent years.
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
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $43.4 million at December 31, 2015 and $39.1 million at December 31, 2014.

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
The allowance for loan losses is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the Company’s past loan loss experience (using the appropriate look-back and loss emergence periods), known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic or other conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgments and information available to them at the time of their examinations.
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
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $152.5 million at December 31, 2015 and $155.8 million at December 31, 2014 and a claims stabilization reserve of $6.6 million at December 31, 2015 and $5.8 million at December 31, 2014. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2015 and 2014.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.

At December 31, 2015, the carrying amount of our goodwill totaled $77.6 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2015, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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

The Company has two Supplemental Employee Retirement Plans (SERPs). The SERPs are a nonqualified, defined benefit plans which provide benefits to certain eligible employees of the Company whose benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by participants and recognizes expense as its contributions are made.
The employee stock ownership plan (ESOP) is accounted for in accordance with the provisions of Statement ASC 718-40, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants due to the repayment of the loan by the ESOP to the Company.
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”. The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

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

2.     Stock Transactions
Stock Offering
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp completed its initial public stock offering on October 11, 2005 selling 131,649,089 shares, or 43.74% of its outstanding common stock, to subscribers in the offering, including 10,847,883 shares purchased by the ESOP. Upon completion of the initial public offering, Investors Bancorp, MHC, a New Jersey chartered mutual holding company held 165,353,151 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, the Company contributed $5.2 million in cash and issued 3,949,473 shares of common stock, or 1.32% of its outstanding shares, to Investors Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million. Net proceeds from the initial offering were $509.7 million. The Company contributed $255.0 million of the net proceeds to the Bank.

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
During the year ended December 31, 2015, the Company purchased 31,576,421 shares at a cost of $382.9 million, or approximately $12.13 per share.
During the year ended December 31, 2014, prior to the second step conversion, the Company purchased 1,295,193 shares at a cost of $13.5 million, or approximately $10.44 per share. The second step conversion on May 7, 2014 resulted in the accelerated vesting of all outstanding stock awards. The withholding of shares for payments of taxes with respect to these awards resulted in the purchase of 1,101,694 shares. The remaining shares are held for general corporate use.
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
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At December 31, 2015
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,778	733	16	6,495
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	546,652	3,242	2,443	547,451
Federal National Mortgage Association	724,851	4,520	3,299	726,072
Government National Mortgage Association	24,841	1	163	24,679
Total mortgage-backed securities available-for-sale	1,296,344	7,763	5,905	1,298,202
Total available-for-sale securities	$1,302,122	8,496	5,921	1,304,697

	At December 31, 2015
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,232	—	4,232	11	—	4,243
Municipal bonds	43,058	—	43,058	1,307	—	44,365
Corporate and other debt securities	58,358	(23,245)	35,113	42,704		77,817
Total debt securities held-to-maturity	105,648	(23,245)	82,403	44,022	—	126,425
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	516,841	(2,502)	514,339	2,213	3,082	513,470
Federal National Mortgage Association	1,228,845	(2,705)	1,226,140	7,305	6,120	1,227,325
Government National Mortgage Association	21,330	—	21,330	125	—	21,455
Federal Housing Authorities	11	—	11	—	—	11
Total mortgage-backed securities held-to-maturity	1,767,027	(5,207)	1,761,820	9,643	9,202	1,762,261
Total held-to-maturity securities	$1,872,675	(28,452)	1,844,223	53,665	9,202	1,888,686

	At December 31, 2014
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$6,887	1,636	—	8,523
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	503,268	5,023	1,008	507,283
Federal National Mortgage Association	675,535	7,641	1,184	681,992
Government National Mortgage Association	125	1	—	126
Total mortgage-backed securities available-for-sale	1,178,928	12,665	2,192	1,189,401
Total available-for-sale securities	$1,185,815	14,301	2,192	1,197,924

	At December 31, 2014
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,388	—	4,388	15	—	4,403
Municipal bonds	24,320	—	24,320	1,001	—	25,321
Corporate and other debt securities	58,487	(25,047)	33,440	32,163	367	65,236
Total debt securities held-to-maturity	87,195	(25,047)	62,148	33,179	367	94,960
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	504,407	(3,770)	500,637	3,561	1,878	502,320
Federal National Mortgage Association	978,261	(3,885)	974,376	11,629	1,218	984,787
Government National Mortgage Association	27,136	—	27,136	—	20	27,116
Federal housing authorities	182	—	182	—	—	182
Total mortgage-backed securities held-to-maturity	1,509,986	(7,655)	1,502,331	15,190	3,116	1,514,405
Total held-to-maturity securities	$1,597,181	(32,702)	1,564,479	48,369	3,483	1,609,365

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
A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years; with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at December 31, 2015, by contractual maturity, are shown below.

	December 31, 2015
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$40,136	40,136
Due after one year through five years	2,363	2,375
Due after five years through ten years	—	—
Due after ten years	39,904	83,914
Total	$82,403	126,425

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014, was as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,692	16	—	—	4,692	16
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$263,255	2,443	—	—	263,255	2,443
Federal National Mortgage Association	375,792	2,850	14,821	449	390,613	3,299
Government National Mortgage Association	24,874	163			24,874	163
Total mortgage-backed securities available-for-sale	663,921	5,456	14,821	449	678,742	5,905
Total available-for-sale securities	$668,613	5,472	14,821	449	683,434	5,921
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	342,702	2,804	4,887	278	347,589	3,082
Federal National Mortgage Association	547,326	5,477	29,013	643	576,339	6,120
Total mortgage-backed securities held-to-maturity	890,028	8,281	33,900	921	923,928	9,202
Total held-to-maturity securities	$890,028	8,281	33,900	921	923,928	9,202
Total	$1,558,641	13,753	48,721	1,370	1,607,362	15,123

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	76,525	426	60,394	582	136,919	1,008
Federal National Mortgage Association	67,017	50	52,519	1,134	119,536	1,184
Total mortgage-backed securities available-for-sale	143,542	476	112,913	1,716	256,455	2,192
Total available-for-sale securities	143,542	476	112,913	1,716	256,455	2,192
Held-to-maturity:
Debt securities:
Corporate and other debt securities	674	40	233	327	907	367
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	199,962	1,043	47,892	835	247,854	1,878
Federal National Mortgage Association	145,520	371	37,517	847	183,037	1,218
Government National Mortgage Association	27,116	20	—	—	27,116	20
Total mortgage-backed securities held-to-maturity	372,598	1,434	85,409	1,682	458,007	3,116
Total held-to-maturity securities	$373,272	1,474	85,642	2,009	458,914	3,483
Total	$516,814	1,950	198,555	3,725	715,369	5,675
At December 31, 2015 gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates. The gross unrealized losses at December 31, 2015 also relate to our corporate and other debt securities (trust preferred securities) whose estimated fair value has been adversely impacted by the economic environment, an increase in current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities.
At December 31, 2015, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities ("TruPS"), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. While all were investment grade at purchase, securities classified as non-investment grade at December 31, 2015 had an amortized cost and estimated fair value of $33.2 million and $71.1 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At December 31, 2015 and 2014, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended December 31, 2015 and 2014. At December 31, 2013, the discounted cash flow projected for one of the Company's pooled trust preferred securities fell below its adjusted book value. Based on the review of underlying collateral, the credit of this security continued to deteriorate and therefore the Company recorded net other-than-temporary impairment ("OTTI") charge of $977,000 for the year ended December 31, 2013. At December 31, 2015, the security had a fair value of $94,000. At December 31, 2015, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $23.2 million ($13.8 million after-tax) and is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance of credit related OTTI, beginning of period	$108,817	112,235	114,514
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	977
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(3,804)	(3,418)	(3,256)
Reduction for securities sold or paid off during the period	(4,813)	—	—
Balance of credit related OTTI, end of period	$100,200	108,817	112,235

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2015, the Company received proceeds of $2.6 million on an equity security from the available-for-sale portfolio resulting in a gross realized gain of $1.5 million. For the year ended December 31, 2015, the Company recognized gains on available-for-sale securities of $145,000 related to capital distributions of equity securities from the available-for-sale portfolio.
For the year ended December 31, 2015, there were no sales of securities from held-to-maturity portfolio, however for the year ended December 31, 2015, the Company recognized a loss of $646,000 on a TruP security which was entirely liquidated by its Trustee.

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
For the year ended December 31, 2014 total proceeds of securities from the held-to-maturity portfolio were $19.5 million, which resulted in gross realized gains of $927,000. For the year ended December 31, 2014, sales of mortgage back securities from the held-to-maturity portfolio, which had a book value of $18.3 million resulted in gross realized gains of $877,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. In addition, for the year ended December 31, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the year ended December 31, 2014 there were no losses recognized.
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

5.	Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2015 and December 31, 2014 was as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Multi-family loans	$6,255,904	5,048,477
Commercial real estate loans	3,821,950	3,139,824
Commercial and industrial loans	1,044,329	544,402
Construction loans	224,057	143,664
Total commercial loans	11,346,240	8,876,367
Residential mortgage loans	5,037,898	5,764,896
Consumer and other loans	496,103	440,500
Total loans excluding PCI loans	16,880,241	15,081,763
PCI loans	11,089	17,789
Net unamortized premiums/discounts and deferred loan fees/costs (1)	(11,692)	(11,698)
Allowance for loan losses	(218,505)	(200,284)
Net loans	$16,661,133	14,887,570
(1) Included in unamortized premiums/discounts and deferred loan fees/costs are accretable purchase accounting adjustments in connection with loans acquired.
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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired in the Gateway Financial acquisition as of January 10, 2014:

January 10, 2014
(In thousands)
Contractually required principal and interest	$4,172
Contractual cash flows not expected to be collected (non-accretable difference)	(1,024)
Expected cash flows to be collected	3,148
Interest component of expected cash flows (accretable yield)	(216)
Fair value of acquired loans	$2,932

The following table presents changes in the accretable yield for PCI loans during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$971	4,154
Acquisitions	—	216
Accretion (1)	(522)	(3,399)
Net reclassification from non-accretable difference	—	—
Balance, end of period	$449	971
(1) Includes the removal of $1.9 million accretable mark on PCI loans sold during the year ended December 31, 2014. This transfer had no impact on income for the year ended December 31, 2014.

An analysis of the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of the period	$200,284	173,928	142,172
Loans charged off	(12,216)	(18,244)	(22,610)
Recoveries	4,437	7,100	3,866
Net charge-offs	(7,779)	(11,144)	(18,744)
Provision for loan losses	26,000	37,500	50,500
Balance at end of the period	$218,505	200,284	173,928
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the year ended December 31, 2015, the Company recorded charge offs related to PCI loans acquired of $388,000.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. The loss factors used are based on the

Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, geographic concentrations, lending policies and procedures and industry and peer comparisons, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
On a quarterly basis, management reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. Loans determined to be impaired are evaluated for potential loss exposure. Any shortfall results in a recommendation of a a charge-off or specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses.
The allowance contains reserves identified as unallocated. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained bi-annually for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2015 and 2014:

	December 31, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(284)	(1,021)	(516)	(466)	(9,526)	(403)	—	(12,216)
Recoveries	445	807	295	317	2,295	278	—	4,437
Provision	16,915	3,183	20,047	455	(9,262)	(67)	(5,271)	26,000
Ending balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Individually evaluated for impairment	$—	—	2,409	—	1,773	9	—	4,191
Collectively evaluated for impairment	88,223	46,999	38,176	6,794	29,670	3,146	1,306	214,314
Loans acquired with deteriorated credit quality	—	—	—	—		—	—	—
Balance at December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Loans:
Individually evaluated for impairment	$3,219	18,941	9,395	2,504	22,539	389	—	56,987
Collectively evaluated for impairment	6,252,685	3,803,009	1,034,934	221,553	5,015,359	495,714	—	16,823,254
Loans acquired with deteriorated credit quality	—	7,149	56	1,786	1,645	453	—	11,089
Balance at December 31, 2015	$6,255,904	3,829,099	1,044,385	225,843	5,039,543	496,556	—	16,891,330

	December 31, 2014
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2013	$42,103	46,657	9,273	8,947	51,760	2,161	13,027	173,928
Charge-offs	(323)	(6,147)	(2,447)	(640)	(7,715)	(972)	—	(18,244)
Recoveries	3,784	201	516	799	1,783	17	—	7,100
Provision	25,583	3,319	13,417	(2,618)	2,108	2,141	(6,450)	37,500
Ending balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Individually evaluated for impairment	$—	274	—	—	1,865	—	—	2,139
Collectively evaluated for impairment	71,147	43,756	20,759	6,488	46,071	3,347	6,577	198,145
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284

Loans:
Individually evaluated for impairment	$4,111	22,995	3,310	6,798	23,285	—	—	60,499
Collectively evaluated for impairment	5,044,366	3,116,829	541,092	136,866	5,741,611	440,500	—	15,021,264
Loans acquired with deteriorated credit quality	637	7,329	56	4,732	4,581	454	—	17,789
Balance at December 31, 2014	$5,049,114	3,147,153	544,458	148,396	5,769,477	440,954	—	15,099,552
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
Watch - A "Watch" asset has all the characteristics of a Pass asset but warrant more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential loans delinquent 30-59 days are considered Watch.
Special Mention - A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential loans delinquent 60-89 days are considered special mention.
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
The following tables present the risk category of loans as of December 31, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,876,425	325,414	17,033	37,032	—	—	6,255,904
Commercial real estate	3,411,876	331,429	38,265	40,380	—	—	3,821,950
Commercial and industrial	793,527	223,474	13,782	13,546	—	—	1,044,329
Construction	207,499	12,833	—	3,725	—	—	224,057
Total commercial loans	10,289,327	893,150	69,080	94,683	—	—	11,346,240
Residential mortgage	4,930,961	24,584	13,796	68,557	—	—	5,037,898
Consumer and other	482,715	3,987	427	8,974	—	—	496,103
Total	$15,703,003	921,721	83,303	172,214	—	—	16,880,241

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$4,710,124	247,921	62,886	27,546	—	—	5,048,477
Commercial real estate	2,757,949	276,660	29,248	75,967	—	—	3,139,824
Commercial and industrial	405,021	110,374	20,321	8,686	—	—	544,402
Construction	134,356	2,228	2,075	5,005	—	—	143,664
Total commercial loans	8,007,450	637,183	114,530	117,204	—	—	8,876,367
Residential mortgage	5,641,184	22,059	7,657	93,996	—	—	5,764,896
Consumer and other	431,314	3,987	1,006	4,193	—	—	440,500
Total	$14,079,948	663,229	123,193	215,393	—	—	15,081,763

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2015 and December 31, 2014 by class of loans excluding PCI loans:

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,236	—	1,886	16,122	6,239,782	6,255,904
Commercial real estate	4,171	352	6,429	10,952	3,810,998	3,821,950
Commercial and industrial	957	—	4,386	5,343	1,038,986	1,044,329
Construction	—	—	792	792	223,265	224,057
Total commercial loans	19,364	352	13,493	33,209	11,313,031	11,346,240
Residential mortgage	27,092	14,956	68,560	110,608	4,927,290	5,037,898
Consumer and other	3,987	427	8,976	13,390	482,713	496,103
Total	$50,443	15,735	91,029	157,207	16,723,034	16,880,241

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$698	239	2,989	3,926	5,044,551	5,048,477
Commercial real estate	6,566	778	13,940	21,284	3,118,540	3,139,824
Commercial and industrial	792	395	2,903	4,090	540,312	544,402
Construction	—	—	4,345	4,345	139,319	143,664
Total commercial loans	8,056	1,412	24,177	33,645	8,842,722	8,876,367
Residential mortgage	23,712	8,900	75,610	108,222	5,656,674	5,764,896
Consumer and other	1,334	1,006	4,211	6,551	433,949	440,500
Total	$33,102	11,318	103,998	148,418	14,933,345	15,081,763
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	December 31, 2015		December 31, 2014
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Multi-family	4	$3,467	2	$2,989
Commercial real estate	37	10,820	36	13,940
Commercial and industrial	17	9,225	11	2,903
Construction	4	792	7	4,345
Total commercial loans	62	24,304	56	24,177
Residential and consumer	500	91,122	406	84,182
Total non-accrual loans	562	$115,426	462	$108,359
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2015, these loans are comprised of 15 residential and consumer

TDR loans totaling $3.4 million, 2 commercial and industrial TDR loans totaling $2.2 million, 2 commercial real estate TDR loans totaling $240,000 and 1 multifamily totaling $1.0 million. There were 11 residential TDR loans totaling $3.3 million which were also 30-89 days delinquent and classified as non-accrual, 1 commercial and industrial TDR for $360,000 which was 30-89 days delinquent and classified as non-accrual and 5 commercial real estate TDR loans for $2.3 million which were 30-89 days delinquent and classified as non-accrual. As of December 31, 2014, these loans are comprised of 5 residential TDR loans totaling $1.5 million. There were 10 residential TDR loans totaling $2.9 million which were also 30-89 days delinquent and classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2015, PCI loans with a carrying value of $11.1 million included $9.0 million of which were current and $2.1 of which were 90 days or more delinquent. As of December 31, 2014, PCI loans with a carrying value of $17.8 million included $9.2 million of which were current and $8.6 million of which were 90 days or more delinquent.
At December 31, 2015 and 2014, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $57.0 million and $60.5 million, respectively, with allocations of the allowance for loan losses of $4.2 million and $2.1 million for the periods ending December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, interest income received and recognized on these loans totaled $3.8 million and $2.5 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of December 31, 2015 and
December 31, 2014:

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$3,219	6,806	—	2,871	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	5,155	5,160	—	3,575	200
Construction	2,504	6,412	—	4,288	226
Total commercial loans	29,819	46,339	—	29,759	1,681
Residential mortgage and consumer	8,020	12,433	—	7,611	463
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	4,240	4,271	2,409	4,389	194
Construction	—	—	—	—	—
Total commercial loans	4,240	4,271	2,409	4,389	194
Residential mortgage and consumer	14,908	13,695	1,782	16,424	476
Total:
Multi-family	3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	9,395	9,431	2,409	7,964	394
Construction	2,504	6,412	—	4,288	226
Total commercial loans	34,059	50,610	2,409	34,149	1,875
Residential mortgage and consumer	22,928	26,128	1,782	24,035	939
Total impaired loans	$56,987	76,738	4,191	58,184	2,814

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$4,111	7,846	—	4,746	135
Commercial real estate	19,901	23,601	—	17,056	879
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	34,120	44,049	—	37,396	1,576
Residential mortgage	6,755	8,830	—	6,606	370
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	3,094	4,760	274	3,106	72
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	3,094	4,760	274	3,106	72
Residential mortgage	16,530	16,882	1,865	16,547	507
Total:
Multi-family	4,111	7,846	—	4,746	135
Commercial real estate	22,995	28,361	274	20,162	951
Commercial and industrial	3,310	3,310	—	1,985	152
Construction	6,798	9,292	—	13,609	410
Total commercial loans	37,214	48,809	274	40,502	1,648
Residential mortgage and consumer	23,285	25,712	1,865	23,153	877
Total impaired loans	$60,499	74,521	2,139	63,655	2,525
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

The following tables present the total troubled debt restructured loans at December 31, 2015 and December 31, 2014. There were three residential PCI loans that were classified as TDRs and are included in the table below at December 31, 2015. There were no PCI loans classified as a TDR for the period ended December 31, 2014.

	December 31, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	2	$1,580	2	$1,580
Commercial real estate	5	13,161	9	5,826	14	18,987
Commercial and industrial	1	640	3	2,586	4	3,226
Construction	1	313	2	405	3	718
Total commercial loans	7	14,114	16	10,397	23	24,511
Residential mortgage and consumer	32	8,375	49	14,553	81	22,928
Total	39	$22,489	65	$24,950	104	$47,439

	December 31, 2014
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	2	$1,122	—	$—	2	$1,122
Commercial real estate	8	15,250	1	3,197	9	18,447
Commercial and industrial	2	1,381	—	—	2	1,381
Construction	2	3,066	—	—	2	3,066
Total commercial loans	14	20,819	1	3,197	15	24,016
Residential mortgage and consumer	41	14,805	29	8,456	70	23,261
Total	55	$35,624	30	$11,653	85	$47,277

The following table presents information about troubled debt restructurings that occurred during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015			2014
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Multi-family	1	$1,115	$1,115	—	$—	$—
Commercial real estate	4	824	824	3	10,657	7,657
Construction	2	1,508	1,508	—	—	—
Commercial and industrial	2	2,246	2,246	—	—	—
Residential mortgage	19	3,413	3,413	11	3,217	3,217

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependent TDR during the year ended December 31, 2015. For the year ended December 31, 2014 there was $3.0 million in charges-offs for collateral dependent TDRs. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.8 million and $1.9 million for the periods at December 31, 2015 and 2014, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the year ended December 31, 2015, commercial loans which qualified as a TDR involved the maturity and payment terms being modified. As of December 31, 2015 and December 31, 2014, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015			2014
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Multi-family	1	3.88%	3.88%	—	—%	—%
Commercial real estate	4	4.53%	5.35%	3	6.59%	5.75%
Construction	2	4.97%	4.97%	—	—	—
Commercial and industrial	2	6.24%	6.24%	—	—	—
Residential mortgage	19	4.84%	3.40%	11	5.35%	3.90%
Payment defaults for loans modified as TDR during the period ended December 31, 2015 consisted of one construction loan with a recorded investment of $225,000 at December 31, 2015. There were no payment defaults for loans modified as TDRs during the period ended December 31, 2014.

Loan Sales
For the year ended December 31, 2015, the Company sold $20.9 million of non-performing and PCI residential loans which resulted in a $4.5 million charge off recorded through the allowance. In addition, the Company sold $347.3 million of performing residential loans resulting in a gain on sale of $611,000.
For the year ended December 31, 2014, the Company sold $32.4 million of non-performing and PCI loans previously transferred to held for sale. The sale resulted in a net gain of approximately $552,000.

6. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2015	2014
	(In thousands)
Land	$20,569	21,862
Office buildings	87,832	78,808
Leasehold improvements	79,898	66,857
Furniture, fixtures and equipment	77,096	68,420
Construction in process	12,075	17,121
	277,470	253,068
Less accumulated depreciation and amortization	104,951	92,169
	$172,519	160,899
Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $13.9 million, $13.2 million and $8.5 million, respectively.

7. Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Mortgage servicing rights	$16,248	14,261
Core deposit premiums	11,332	14,683
Other	160	190
Total other intangible assets	27,740	29,134
Goodwill	77,571	77,571
Goodwill and intangible assets	$105,311	106,705
The following table summarizes other intangible assets as of December 31, 2015 and December 31, 2014:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2015
Mortgage Servicing Rights	$23,411	(7,042)	(121)	16,248
Core Deposit Premiums	25,058	(13,726)	—	11,332
Other	300	(140)	—	160
Total other intangible assets	$48,769	(20,908)	(121)	27,740

December 31, 2014
Mortgage Servicing Rights	$23,925	(9,543)	(121)	14,261
Core Deposit Premiums	25,058	(10,375)	—	14,683
Other	300	(110)	—	190
Total other intangible assets	$49,283	(20,028)	(121)	29,134
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $2.12 billion and $1.59 billion at December 31, 2015 and December 31, 2014 respectively, all of which relate to residential mortgage loans. At December 31, 2015 and 2014, the servicing asset, included in intangible assets, had an estimated fair value of $16.2 million and $14.3 million, respectively. For the period ending December 31, 2015 fair value was based on expected future cash flows considering a weighted average discount rate of 10.20%, a weighted average constant prepayment rate on mortgages of 10.80% and a weighted average life of 6.1 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the year ended December 31, 2014, the Company recorded $1.9 million in core deposit premiums resulting from the acquisition of Gateway Financial in January 2014.

The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2016	$473	$2,900	$30
2017	506	2,441	30
2018	522	1,983	30
2019	538	1,524	30
2020	552	1,109	30

8. Deposits
Deposits are summarized as follows:

	December 31,
	2015			2014
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Checking accounts	0.17%	$4,636,025	32.96%	0.20%	$3,892,839	31.98%
Money market deposits	0.67%	3,861,317	27.46%	0.71%	3,390,238	27.85%
Savings	0.29%	2,150,004	15.29%	0.27%	2,318,911	19.05%
Total transaction accounts	0.38%	10,647,346	75.71%	0.40%	9,601,988	78.88%
Certificates of deposit	1.14%	3,416,310	24.29%	1.00%	2,570,338	21.12%
Total Deposits	0.56%	$14,063,656	100.00%	0.53%	$12,172,326	100.00%

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2015	2014
	(In thousands)
Within one year	$2,586,076	1,450,655
One to two years	496,288	660,523
Two to three years	167,028	278,190
Three to four years	57,443	74,526
After four years	109,475	106,444
	$3,416,310	2,570,338
The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.32 billion and $1.19 billion at December 31, 2015 and December 31, 2014, respectively.

Interest expense on deposits consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Checking accounts	$9,642	8,755	6,245
Money market deposits	23,562	13,664	7,537
Savings	6,976	6,639	6,320
Certificates of deposit	31,234	30,148	29,867
Total	$71,414	59,206	49,969

9. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2015		2014
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$24,383	3.90%	$25,071	3.90%
Other brokers	131,924	1.89%	142,847	2.00%
Total funds borrowed under repurchase agreements	156,307	2.21%	167,918	2.28%
Other borrowed funds:
FHLB advances	3,106,783	2.12%	2,598,186	2.24%
Total borrowed funds	$3,263,090	2.13%	$2,766,104	2.24%
Borrowed funds had scheduled maturities as follows:

	December 31,
	2015		2014
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Within one year	$500,000	1.99%	$576,250	2.03%
One to two years	249,383	3.00%	325,000	2.79%
Two to three years	862,924	2.13%	250,071	3.00%
Three to four years	469,782	1.78%	763,597	2.22%
Four to five years	650,000	1.99%	444,994	1.78%
After five years	531,001	2.30%	406,192	2.18%
Total borrowed funds	$3,263,090	2.13%	$2,766,104	2.24%
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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$475,984	195,890
Total amortized cost of collateral	$475,984	195,890
Fair value of collateral:
Mortgage-backed securities	$481,401	198,502
Total fair value of collateral	$481,401	198,502

During the years ended December 31, 2015, 2014 and 2013, the maximum month-end balance of the repurchase agreements was $163.0 million, $261.2 million and $267.7 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2015, 2014 and 2013 was $159.4 million, $192.9 million and $165.4 million, respectively, and the average interest rate was 2.25%, 2.02% and 1.50%, respectively.
At December 31, 2015, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2015, our borrowing capacity at the FHLB was $8.78 billion, of which the Company had outstanding borrowings of $3.12 billion and outstanding letters of credit of $1.83 billion. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $125 million, of which no balance was outstanding at December 31, 2015.

10. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current tax expense:
Federal	$87,748	77,029	76,692
State	14,804	7,508	7,881
	102,552	84,537	84,573
Deferred tax (benefit) expense:
Federal	4,310	(3,846)	(16,887)
State	(7,490)	(5,940)	(3,931)
	(3,180)	(9,786)	(20,818)
Total income tax expense	$99,372	74,751	63,755

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
“Expected” federal income tax expense	$98,307	72,265	61,525
State tax, net	4,753	1,019	2,567
Bank owned life insurance	(1,382)	(1,628)	(1,014)
Expiration of loss carryforward	—	—	645
Change in valuation allowance for federal deferred tax assets	—	—	(645)
Acquisition related net operating loss	(4,076)	—	—
ESOP fair market value adjustment	947	349	538
Non-deductible compensation	276	3,334	411
Non-deductible acquisition related expenses	—	—	297
Expiration of stock options	19	2	—
Other	528	(590)	(569)
Total income tax expense	$99,372	74,751	63,755
The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax asset:
Employee benefits	$36,372	30,832
Deferred compensation	1,417	1,332
Premises and equipment	2,262	1,532
Allowance for loan losses	88,894	79,255
Net unrealized loss on securities	10,420	9,101
Net other than temporary impairment loss on securities	42,085	44,225
ESOP	3,695	2,921
Allowance for delinquent interest	13,071	12,379
Fair value adjustments related to acquisitions	31,986	38,309
Charitable contribution carryforward	5,823	5,685
Loan origination costs	7,127	10,821
Intangible assets	45	—
Other	1,409	1,969
Gross deferred tax asset	244,606	238,361
Valuation allowance	(346)	(346)
	244,260	238,015
Deferred tax liability:
Intangible assets	—	251
Mortgage servicing rights	6,893	5,866
Gross deferred tax liability	6,893	6,117
Net deferred tax asset	$237,367	231,898

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
In connection with the Company’s second step conversion, a $20.0 million charitable contribution was made to Investors Charitable Foundation. $10.0 million was made in cash at the Bank level, and is expected to be fully realized based on the Bank’s future taxable income. The remaining $10.0 million contribution was made by Investors Bancorp, Inc., and based on the standalone future state taxable income at the Bancorp level, a valuation allowance of $346,000 was established as of December 31, 2014 for the portion of the state tax benefit related to the contribution that is not more likely than not to be realized. At December 31, 2015 the Company's valuation allowance pertaining to the charitable contributions remained at $346,000.
Based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the remaining deferred tax asset.
Retained earnings at December 31, 2015 included approximately $45.2 million for which deferred income taxes of approximately $19.2 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2015 and 2014.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey and New York. As of December 31, 2015, the Company was under audit by the IRS in connection with its 2013 federal consolidated tax return, however the Company is no longer subject to federal income tax examination for years prior to 2012. Investors Bank and its affiliates are currently under audit by the New York State Department of Taxation and Finance for tax years 2013 and 2014. The Company is no longer subject to income tax examination by New Jersey and New York for years prior to 2011 and 2012, respectively.

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
The funded status (fair value of plan assets divided by funding target) as of July 1, 2015 and 2014 was 99.17% and 107.60%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2015.

The Company’s required contribution and pension cost was $9.2 million, $5.3 million and $5.9 million in the years ended December 31, 2015, 2014 and 2013, respectively. The accrued pension liability was $727,000 and $672,000 million at December 31, 2015 and 2014, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan. The Company's expected contribution for the 2016 year is approximately $6.5 million.
SERPs, Directors’ Plan and Other Postretirement Benefits Plan
The Company has an Executive Supplemental Retirement Wage Replacement Plan ("Wage Replacement Plan") and the Supplemental ESOP and Retirement Plan ("Supplemental ESOP") (collectively, the "SERPs"). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation Committee of the Board of Directors. More specifically, the Wage Replacement Plan is designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant's highest annual base salary and cash inventive (over a consecutive 36-month period within the last 120 consecutive calendar months of employment) reduced by the sum of the benefits provided under the Pentagra DB Plan and the annualized value of their benefits payable under the defined benefit portion of the Supplemental ESOP.

The Supplemental ESOP compensates certain executives (as designated by the Compensation Committee of the Board of Directors) participating in the Pentegra DB Plan and the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan for certain directors, which is a nonqualified, defined benefit plan. This plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The Wage Replacement Plan, Supplemental ESOP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.

The following table sets forth information regarding the Wage Replacement Plan and the directors’ defined benefit plan:

	December 31,
	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$40,522	29,152
Service cost	3,096	2,319
Interest cost	1,497	1,322
(Gain) loss due to change in mortality assumption	(778)	3,289
(Gain) loss due to change in discount rate	(1,587)	4,816
Loss due to demographic changes	6,008	495
Benefits paid	(871)	(871)
Benefit obligation at end of year	47,887	40,522
Funded status	$(47,887)	(40,522)
The unfunded pension benefits of $47.9 million and $40.5 million at December 31, 2015 and 2014, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2015 and 2014, are summarized in the following table.

	December 31,
	2015	2014
	(In thousands)
Prior service cost	$—	49
Net actuarial gain	19,284	16,923
Total amounts recognized in accumulated other comprehensive income	$19,284	16,972
The accumulated benefit obligation for the Wage Replacement Plan and directors’ defined benefit plan was $28.6 million and $23.6 million at December 31, 2015 and 2014, respectively. The measurement date for our SERP and directors’ plan is December 31 for the years ended December 31, 2015 and 2014.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Discount rate	3.99%	3.71%
Rate of compensation increase	4.36%	4.19%

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Service cost	$3,096	2,319	1,799
Interest cost	1,497	1,322	908
Amortization of:
Prior service cost	49	98	98
Net gain	1,282	633	660
Total net periodic benefit cost	$5,924	4,372	3,465

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2015	2014	2013

Discount rate	3.71%	4.53%	3.56%
Rate of compensation increase	4.19%	4.00%	3.87%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2016	$1,175
2017	925
2018	906
2019	885
2020	2,882
2021 through 2025	22,174
401(k) Plan
The Company has a 401(k) plan covering substantially all employees providing they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2015, 2014 and 2013 were $2.2 million, $2.0 million and $1.5 million, respectively.

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company's initial public stock offering in October 2005 the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $3.92 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company's mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2015 was $94.9 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge pro-rata for allocation to participants as loan payments are made.
At December 31, 2015, shares allocated to participants were 4,201,759 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 13,263,545 at December 31, 2015, and had a fair value of $165.0 million.

ESOP compensation expense for the years ended December 31, 2015, 2014 and 2013 was $5.5 million, $5.1 million and $3.0 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The Supplemental ESOP also provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by ESOP's benefit formula due to the Internal Revenue Code. During the years ended December 31, 2015, 2014 and 2013, compensation expense related to this plan amounted to $656,000, $568,000 and $782,000, respectively.
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
During the year ended December 31, 2014, the Compensation and Benefits Committee approved the issuance of an additional 38,250 restricted stock awards and 144,177 stock options to certain officers under the Investors Bancorp, Inc. 2006 Equity Incentive Plan (the "2006 Plan").
During the year ended December 31, 2013, the Compensation and Benefits Committee approved the issuance of an additional 7,650 restricted stock awards and 504,696 stock options to certain officers under the 2006 Plan. In addition, as part of the Roma Financial acquisition 1,584,235 stock awards were granted for the conversion of outstanding Roma Financial stock awards. These shares had a weighted average exercise price of $6.11 per share and were fully vested upon acquisition. The company will not recognize compensation expense in the future on these awards as they have been accounted for as part of the acquisition.

The following table presents the share based compensation expense for the year ended December 31, 2015 2014 and 2013. Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC on May 7, 2014, vesting accelerated for both stock options and restricted stock outstanding awards and all applicable expenses were recognized during the period.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Stock option expense	$2,905	1,800	365
Restricted stock expense	6,314	11,900	3,100
Total share based compensation expense	$9,219	13,700	3,465

The following is a summary of the status of the Company’s restricted shares as of December 31, 2015 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	6,849,832	12.54
Vested	—	—
Forfeited	(90,000)	12.54
Non-vested at December 31, 2015	6,759,832	$12.64
Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2015 is $77.6 million over a weighted average period of 5.66 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,092,584	$6.06	2.8	$46,984
Granted	11,576,611	12.54	9.9
Exercised	(1,698,283)	5.96	1.6
Forfeited	(161,419)	12.41
Expired	(4,677)	9.90
Outstanding at December 31, 2015	18,804,816	$10.00	6.8	$46,996
Exercisable at December 31, 2015	7,366,289	$6.06	1.8	$46,975

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		December 31,
	2015	2014	2013

Expected dividend yield	1.59%	0.35%	0.16%
Expected volatility	25.33%	32.97%	33.20%
Risk-free interest rate	1.96%	1.69%	1.38%
Expected option life	7.4 years	6.5 years	6.5 years
The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $3.12 and $3.63 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2015 is $32.7 million over a weighted average period of 5.74 years.

12. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2015, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $19.2 million, $17.3 million and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2016	$20,310
2017	20,055
2018	19,190
2019	18,588
2020	17,013
Thereafter	120,877
$216,033
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
At December 31, 2015, the Company had commitments to originate total commercial loans of $566.9 million. Additionally, the Company had commitments to originate residential loans of approximately $57.4 million, commitments to purchase residential loans of $82.7 million and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $960.5 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
The Company also holds in its loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2015 and December 31, 2014 was $172.3 million, and $288.0 million, respectively. The Company maintained stricter underwriting criteria for these interest-only loans than it did for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2015, the Company had commitments of approximately $26.5 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $19.0 million to sell loans at December 31, 2015. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $23.7 million at December 31, 2015. The fair values of these obligations were immaterial at December 31, 2015. In addition, at December 31, 2015, the Company had $617,000 in commercial letters of credit outstanding.

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

	Carrying Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,495	6,495	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	547,451	—	547,451	—
Federal National Mortgage Association	726,072	—	726,072	—
Government National Mortgage Association	24,679	—	24,679	—
Total mortgage-backed securities available-for-sale	1,298,202	—	1,298,202	—
Total securities available-for-sale	$1,304,697	6,495	1,298,202	—

	Carrying Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,523	6,082	2,441	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	507,283	—	507,283	—
Federal National Mortgage Association	681,992	—	681,992	—
Government National Mortgage Association	126	—	126	—
Total mortgage-backed securities available-for-sale	1,189,401	—	1,189,401	—
Total securities available-for-sale	$1,197,924	6,082	1,191,842	—

There have been no changes in the methodologies used at December 31, 2015 from December 31, 2014, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2015.
The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014 are summarized below:

	Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance beginning of period (1)	$—	670
Total net (losses) gains for the period included in:
Net income	—	470
Other comprehensive income (loss)	—	(229)
Sales	—	(911)
Settlements	—	—
Balance end of period	$—	—
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligation backed by trust preferred securities. The security was subsequently sold during the twelve months ended December 31, 2014.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2015, the fair value model used prepayment speeds ranging from 6.30% to 26.28% and a discount rate of 10.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At December 31, 2015, appraisals were discounted in a range of 0%-25%.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014. For the year ended December 31, 2015, there was no change to carrying value of MSR and impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2015
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.90%	$510	—	—	510
					$510	—	—	510

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2014
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	5.70% - 29.40%	11.22%	$13,081	—	—	13,081
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	15.87%	566	—	—	566
					$13,647	—	—	13,647
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

Loans held for sale
The fair value of loans held for sale is its carrying value, since this is the amount for which the Company intends to sell it for. The fair value is determined based on quoted prices for similar instruments in active markets.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,904	148,904	148,904	—	—
Securities available-for-sale	1,304,697	1,304,697	6,495	1,298,202	—
Securities held-to-maturity	1,844,223	1,888,686	—	1,810,869	77,817
Stock in FHLB	178,437	178,437	178,437	—	—
Loans held for sale	7,431	7,431	—	7,431	—
Net loans	16,661,133	16,650,529	—	—	16,650,529
Financial liabilities:
Deposits, other than time deposits	$10,647,346	10,647,346	10,647,346	—	—
Time deposits	3,416,310	3,414,528	—	3,414,528	—
Borrowed funds	3,263,090	3,277,983	—	3,277,983	—

	December 31, 2014
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$230,961	230,961	230,961	—	—
Securities available-for-sale	1,197,924	1,197,924	6,082	1,191,842	—
Securities held-to-maturity	1,564,479	1,609,365	—	1,544,129	65,236
Stock in FHLB	151,287	151,287	151,287	—	—
Loans held for sale	6,868	6,868	—	6,868	—
Net loans	14,887,570	14,747,319	—	—	14,747,319
Financial liabilities:
Deposits, other than time deposits	$9,601,988	9,601,988	9,601,988	—	—
Time deposits	2,570,338	2,580,572	—	2,580,572	—
Borrowed funds	2,766,104	2,796,969	—	2,796,969	—
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). In July 2013, the Federal Deposit insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating riskweighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015.
As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company's category.
The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2015 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The information presented as of December 31, 2014 reflect the requirements in effect at that time, as the Basel III requirements became effective on January 1, 2015.

	Actual		Minimum Capital Requirement		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Bank:
Tier 1 Leverage Ratio	$2,558,334	12.41%	$824,607	4.00%	$1,030,759	5.00%
Common equity tier 1 risk-based	2,558,334	15.87%	725,523	4.50%	1,047,978	6.50%
Tier 1 Risk-Based Capital	2,558,334	15.87%	967,364	6.00%	1,289,819	8.00%
Total Risk-Based Capital	2,760,081	17.12%	1,289,819	8.00%	1,612,274	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,259,928	15.80%	$825,139	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,259,928	20.20%	726,146	4.50%	n/a	n/a
Tier 1 Risk-Based Capital	3,259,928	20.20%	968,194	6.00%	n/a	n/a
Total Risk-Based Capital	3,461,649	21.45%	1,290,926	8.00%	n/a	n/a

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Bank:
Tier 1 Leverage Ratio	$2,339,572	12.79%	$731,884	4.00%	$914,855	5.00%
Tier 1 Risk-Based Capital	2,339,572	17.01%	550,321	4.00%	825,481	6.00%
Total Risk-Based Capital	2,511,897	18.26%	1,100,641	8.00%	1,375,802	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,511,433	19.17%	$732,710	4.00%	n/a	n/a
Tier 1 Risk-Based Capital	3,511,433	25.48%	551,181	4.00%	n/a	n/a
Total Risk-Based Capital	3,684,024	26.74%	1,102,362	8.00%	n/a	n/a
 (1) Prompt corrective action provisions do not apply to the Bank holding company.

15. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2015	2014
	(In thousands)
Assets:
Cash and due from bank	$569,513	1,022,231
Securities available-for-sale, at estimated fair value	1,733	3,791
Investment in subsidiary	2,611,080	2,409,557
ESOP loan receivable	94,889	96,951
Other assets	45,898	52,499
Total Assets	$3,323,113	3,585,029
Liabilities and Stockholders’ Equity:
Total liabilities	$11,466	7,174
Total stockholders’ equity	3,311,647	3,577,855
Total Liabilities and Stockholders’ Equity	$3,323,113	3,585,029

Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income:
Interest on ESOP loan receivable	$3,151	2,499	1,125
Dividend from subsidiary	—	—	10,000
Interest on deposit with subsidiary	2	2	2
Interest and dividends on investments	65	64	49
Gain on securities transactions	1,682	145	89
	4,900	2,710	11,265
Expenses:
Interest expense	54	43	53
Other expenses	3,170	12,197	1,420
Income (loss) before income tax expense	1,676	(9,530)	9,792
Income tax (benefit) expense	540	(3,675)	233
Income (loss) before undistributed earnings of subsidiary	1,136	(5,855)	9,559
Equity in undistributed earnings of subsidiary	180,370	137,576	102,472
Net income	$181,506	131,721	112,031

 Other Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$181,506	131,721	112,031
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	433	1,482	1,316
Total other comprehensive income	433	1,482	1,316
Total comprehensive income	$181,939	133,203	113,347

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$181,506	131,721	112,031
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiary)	(180,370)	(137,576)	(102,472)
Contribution in stock to charitable foundation	—	10,000	—
Gain on securities transactions	1,682	145	89
Decrease in other assets	2,107	2,227	2,235
Increase in other liabilities	4,927	525	1,834
Net cash provided by operating activities	9,852	7,042	13,717
Cash flows from investing activities:
Capital contributed to the Bank	—	(1,074,947)	—
Cash received net of cash paid for acquisition	—	48	738
Purchase of investments available-for-sale	—	(493)	(668)
Redemption of equity securities available-for-sale	2,700	467	280
Principal collected on ESOP loan	2,062	3,093	1,101
Cash received from MHC merger	—	11,307	—
Net cash provided by (used in) investing activities	4,762	(1,060,525)	1,451
Cash flows from financing activities:
Loan to ESOP	—	(66,553)	—
Proceeds from issuance of common stock	—	2,149,893	—
Proceeds from sale of treasury stock	—	38,227	6,916
Purchase of treasury stock	(382,922)	(13,523)	(1,531)
Net tax benefit on stock awards	2,985	3,710	1,262
Dividends paid	(87,395)	(42,555)	(22,404)
Net cash (used in) provided by financing activities	(467,332)	2,069,199	(15,757)
Net (decrease) increase in cash and due from bank	(452,718)	1,015,716	(589)
Cash and due from bank at beginning of year	1,022,231	6,515	7,104
Cash and due from bank at end of year	$569,513	1,022,231	6,515

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2015 and 2014.

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$175,159	181,529	186,897	188,138
Interest expense	30,717	32,977	35,623	37,322
Net interest income	144,442	148,552	151,274	150,816
Provision for loan losses	9,000	7,000	5,000	5,000
Net interest income after provision for loan losses	135,442	141,552	146,274	145,816
Non-interest income	8,534	11,585	11,306	8,700
Non-interest expenses	76,909	79,836	85,921	85,666
Income before income tax expense	67,067	73,301	71,659	68,850
Income tax expense	25,120	26,939	22,865	24,448
Net income	$41,947	46,362	48,794	44,402
Basic and diluted earnings per common share	$0.12	0.14	0.15	0.14

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$158,625	164,089	167,058	171,090
Interest expense	29,434	29,326	29,212	30,919
Net interest income	129,191	134,763	137,846	140,171
Provision for loan losses	9,000	8,000	9,000	11,500
Net interest income after provision for loan losses	120,191	126,763	128,846	128,671
Non-interest income	11,942	10,173	9,872	9,874
Non-interest expenses	77,198	112,155	76,584	73,923
Income before income tax expense	54,935	24,781	62,134	64,622
Income tax expense	20,516	9,596	23,092	21,547
Net income	$34,419	15,185	39,042	43,075
Basic earnings per common share	$0.10	0.04	0.11	0.13
Diluted earnings per common share	0.10	0.04	0.11	0.12

17. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2015			2014			2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$181,505			$131,721			$112,031
Basic earnings per share:
Income available to common stockholders	$181,505	329,763,527	$0.55	$131,721	344,389,259	$0.38	$112,031	279,632,558	$0.40
Effect of dilutive common stock equivalents (1)		3,169,921			3,342,312			3,403,286
Diluted earnings per share:
Income available to common stockholders	$181,505	332,933,448	$0.55	$131,721	347,731,571	$0.38	$112,031	283,035,844	$0.40
(1) For the years ended December 31, 2015, 2014 and 2013, there were 18,200,877, 142,953, and 1,937,015 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

18. Comprehensive Income (Loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Year ended December 31, 2015			Year ended December 31, 2014			Year ended December 31, 2013
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$280,877	(99,372)	181,505	206,472	(74,751)	131,721	175,786	(63,755)	112,031
Other comprehensive income (loss):
Change in funded status of retirement obligations	(2,425)	970	(1,455)	(8,402)	3,360	(5,042)	16	(6)	10
Unrealized (loss) gain on securities available-for-sale	(7,982)	3,049	(4,933)	9,836	(3,884)	5,952	(21,930)	9,103	(12,827)
Net Loss on Securities reclassified from available for sale to held to maturity	—	—	—	—	—	—	(12,243)	5,001	(7,242)
Accretion of loss on securities reclassified to held to maturity available for sale	2,448	(1,000)	1,448	2,918	(1,192)	1,726	1,670	(682)	988
Unrealized gain on security reclassified from held to maturity to available for sale	—	—	—	—	—	—	233	(95)	138
Reclassification adjustment for security (gains) losses included in net income	(1,553)	6	(1,547)	(233)	95	(138)	(684)	279	(405)
Noncredit related component other-than-temporary impairment on security	—	—	—	—	—	—	38	(16)	22
Other-than-temporary impairment accretion on debt securities	1,802	(736)	1,066	1,343	(549)	794	2,075	(848)	1,227
Total other comprehensive (loss) income	(7,710)	2,289	(5,421)	5,462	(2,170)	3,292	(30,825)	12,736	(18,089)
Total comprehensive income	$273,167	(97,083)	176,084	211,934	(76,921)	135,013	144,961	(51,019)	93,942

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2015 and 2014:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2014	$(10,911)	(4,528)	7,851	—	(14,816)	(22,404)
Net change	(1,455)	1,448	(4,933)	(1,547)	1,066	(5,421)
Balance - December 31, 2015	$(12,366)	(3,080)	2,918	(1,547)	(13,750)	(27,825)

Balance - December 31, 2013	$(5,869)	(6,254)	1,899	138	(15,610)	(25,696)
Net change	(5,042)	1,726	5,952	(138)	794	3,292
Balance - December 31, 2014	$(10,911)	(4,528)	7,851	—	(14,816)	(22,404)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2015	2014
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(1,553)	(233)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Adjustment of net obligation	2,512	(175)
Amortization of net obligation or asset	—	25
Amortization of prior service cost	49	125
Amortization of net gain	1,354	580
Compensation and fringe benefits	3,915	555
Total before tax	2,362	322
Income tax benefit (expense)	976	(205)
Net of tax	$1,386	527

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 11 for additional details.

19. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the its financial condition and results of operations.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In April 2015, the FASB issued a proposed ASU to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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
On January 28, 2016, the Company declared a cash dividend of $0.06 per share. The $0.06 dividend per share was paid to stockholders on February 25, 2016, with a record date of February 10, 2016.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.3	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.4	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (3)

10.5	Employment Agreement Investors Bancorp, Inc. and Sean Burke (4)

10.6	Investors Bancorp, Inc. 2006 Equity Incentive Plan (5)

10.7	Roma Financial Corporation 2008 Equity Incentive Plan (6)

10.8	Investors Bank Executive Officer Annual Incentive Plan (7)

10.9	Investors Bank Amended and restated Supplemental ESOP and Retirement Plan (1)

10.10	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.11	Investors Bank Amended and Restated Director Retirement Plan (1)

10.12	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.13	Investors Bank Deferred Directors Fee Plan (1)
10.14	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (8)

10.15	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (8)

10.16	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (8)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)
Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on March 3, 2015.

(5)
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

(7)
Incorporated by reference to Annex D to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2013 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 29, 2013.

(8)
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

INVESTORS BANCORP, INC.

Date: February 29, 2016	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2016

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	February 29, 2016

/s/ Sean Burke Sean Burke	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 29, 2016

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	February 29, 2016

/s/ Robert C. Albanese Robert C. Albanese	Director	February 29, 2016

/s/ Dennis M. Bone Dennis M. Bone	Director	February 29, 2016

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	February 29, 2016

/s/ William Cosgrove William Cosgrove	Director	February 29, 2016

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	February 29, 2016

/s/ Brendan J. Dugan Brendan J. Dugan	Director	February 29, 2016

/s/ James Garibaldi James Garibaldi	Director	February 29, 2016

/s/ Michele N. Siekerka Michele N. Siekerka	Director	February 29, 2016

/s/ James H. Ward III James H. Ward III	Director	February 29, 2016