Form 10-Q
period 2016-03-31
Investors Bancorp, Inc.
filed 2016-05-10
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 2, 2016, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 319,090,253 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Cash and cash equivalents	$143,669	148,904
Securities available-for-sale, at estimated fair value	1,311,532	1,304,697
Securities held-to-maturity, net (estimated fair value of $1,954,346 and $1,888,686 at March 31, 2016 and December 31, 2015, respectively)	1,887,000	1,844,223
Loans receivable, net	16,922,727	16,661,133
Loans held-for-sale	3,852	7,431
Federal Home Loan Bank stock	190,240	178,437
Accrued interest receivable	63,678	58,563
Other real estate owned	4,431	6,283
Office properties and equipment, net	173,609	172,519
Net deferred tax asset	219,458	237,367
Bank owned life insurance	159,184	159,152
Goodwill and intangible assets	104,960	105,311
Other assets	5,630	4,664
Total assets	$21,189,970	20,888,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$14,201,387	14,063,656
Borrowed funds	3,527,630	3,263,090
Advance payments by borrowers for taxes and insurance	126,180	108,721
Other liabilities	119,046	141,570
Total liabilities	17,974,243	17,577,037
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at March 31, 2016 and December 31, 2015; 323,385,503 and 334,894,181 outstanding at March 31, 2016 and December 31, 2015, respectively	3,591	3,591
Additional paid-in capital	2,785,702	2,785,503
Retained earnings	959,790	936,040
Treasury stock, at cost; 35,685,349 and 24,176,671 shares at March 31, 2016 and December 31, 2015, respectively	(425,991)	(295,412)
Unallocated common stock held by the employee stock ownership plan	(89,501)	(90,250)
Accumulated other comprehensive loss	(17,864)	(27,825)
Total stockholders’ equity	3,215,727	3,311,647
Total liabilities and stockholders’ equity	$21,189,970	20,888,684
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$172,832	159,052
Securities:
Equity	51	24
Government-sponsored enterprise obligations	11	11
Mortgage-backed securities	15,097	12,817
Municipal bonds and other debt	1,952	1,592
Interest-bearing deposits	104	29
Federal Home Loan Bank stock	2,060	1,634
Total interest and dividend income	192,107	175,159
Interest expense:
Deposits	20,725	16,019
Borrowed Funds	16,819	14,699
Total interest expense	37,544	30,718
Net interest income	154,563	144,441
Provision for loan losses	5,000	9,000
Net interest income after provision for loan losses	149,563	135,441
Non-interest income
Fees and service charges	4,180	4,024
Income on bank owned life insurance	1,260	1,037
Gain on loans, net	437	1,219
Gain on securities transactions, net	1,388	42
(Loss) gain on sale of other real estate owned, net	(233)	72
Other income	1,675	2,139
Total non-interest income	8,707	8,533
Non-interest expense
Compensation and fringe benefits	51,817	43,332
Advertising and promotional expense	1,694	2,535
Office occupancy and equipment expense	13,810	12,546
Federal deposit insurance premiums	2,400	2,200
Stationery, printing, supplies and telephone	817	851
Professional fees	4,013	3,271
Data processing service fees	5,561	5,450
Other operating expenses	7,034	6,723
Total non-interest expenses	87,146	76,908
Income before income tax expense	71,124	67,066
Income tax expense	27,498	25,119
Net income	$43,626	$41,947
Basic and diluted earnings per share	$0.14	$0.12
Weighted average shares outstanding
Basic	309,166,680	344,237,371
Diluted	312,154,256	347,470,957
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$43,626	41,947
Other comprehensive income, net of tax:
Change in funded status of retirement obligations	317	208
Unrealized gain on securities available-for-sale	10,002	5,093
Accretion of loss on securities reclassified to held to maturity	284	379
Reclassification adjustment for security gains included in net income	(833)	—
Other-than-temporary impairment accretion on debt securities	191	196
Total other comprehensive income	9,961	5,876
Total comprehensive income	$53,587	47,823

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2014	$3,591	2,864,406	836,639	(11,131)	(93,246)	(22,404)	3,577,855
Net income	—	—	41,947	—	—	—	41,947
Other comprehensive income, net of tax	—	—	—	—	—	5,876	5,876
Purchase of treasury stock (2,950,000 shares)	—	—	—	(34,709)	—	—	(34,709)
Compensation cost for stock options and restricted stock	—	4	—	—	—	—	4
Net tax benefit from stock-based compensation	—	267	—	—	—	—	267
Option exercise	—	(1,098)	—	2,349	—	—	1,251
Cash dividend paid ($0.10 per common share)	—	—	(35,814)	—	—	—	(35,814)
ESOP shares allocated or committed to be released	—	594	—	—	749	—	1,343
Balance at March 31, 2015	$3,591	2,864,173	842,772	(43,491)	(92,497)	(16,528)	3,558,020

Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Net income	—	—	43,626	—	—	—	43,626
Other comprehensive income, net of tax	—	—	—	—	—	9,961	9,961
Purchase of treasury stock (12,150,000 shares)	—	—	—	(140,192)	—	—	(140,192)
Treasury stock allocated to restricted stock plan (161,890 shares)	—	(1,865)	(71)	1,936	—	—	—
Compensation cost for stock options and restricted stock	—	4,333	—	—	—	—	4,333
Net tax benefit from stock-based compensation	—	957	—	—	—	—	957
Option exercise	—	(3,842)	—	7,677	—	—	3,835
Cash dividend paid ($.06 per common share)	—	—	(19,805)	—	—	—	(19,805)
ESOP shares allocated or committed to be released	—	616	—	—	749	—	1,365
Balance at March 31, 2016	$3,591	2,785,702	959,790	(425,991)	(89,501)	(17,864)	3,215,727

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$43,626	41,947
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,698	1,347
Amortization of premiums and accretion of discounts on securities, net	3,203	3,406
Amortization of premiums and accretion of fees and costs on loans, net	(624)	(1,000)
Amortization of intangible assets	740	857
Provision for loan losses	5,000	9,000
Depreciation and amortization of office properties and equipment	3,756	2,800
Gain on securities, net	(1,388)	(42)
Mortgage loans originated for sale	(29,956)	(59,818)
Proceeds from mortgage loan sales	34,039	57,974
Gain on sales of mortgage loans, net	(504)	(1,043)
Loss (gain) on sale of other real estate owned	233	(72)
Income on bank owned life insurance	(1,260)	(1,037)
Increase in accrued interest receivable	(5,115)	(2,709)
Deferred tax expense	11,422	1,656
(Increase) decrease in other assets	(1,335)	4,881
(Decrease) increase in other liabilities	(21,227)	8,667
Total adjustments	2,682	24,867
Net cash provided by operating activities	46,308	66,814
Cash flows from investing activities:
Purchases of loans receivable	(9,419)	(21,248)
Net originations of loans receivable	(257,211)	(502,771)
Proceeds from sale of loans held for investment	—	176
Loss (gain) on disposition of loans held for investment	67	(176)
Net proceeds from sale of foreclosed real estate	2,190	881
Purchases of mortgage-backed securities held to maturity	(113,788)	(91,982)
Purchases of debt securities held-to-maturity	(7,532)	(6,659)
Purchases of mortgage-backed securities available-for-sale	(86,938)	(78,399)
Purchases of equity securities available-for-sale	(25)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	64,079	49,842
Proceeds from paydowns/maturities on debt securities held-to-maturity	12,034	15,646
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	61,590	52,810
Proceeds from sales of mortgage-backed securities available-for-sale	33,059	—
Proceeds from paydowns/ maturities of US Government and Agency Obligations held-to-maturity	2,007	—

Redemption of equity securities available-for-sale	—	122
Proceeds from redemptions of Federal Home Loan Bank stock	33,609	43,541
Purchases of Federal Home Loan Bank stock	(45,412)	(61,436)
Purchases of office properties and equipment	(4,846)	(6,538)
Death benefit proceeds from bank owned life insurance	468	3,205
Net cash used in investing activities	(316,068)	(602,986)
Cash flows from financing activities:
Net increase in deposits	137,731	184,534
Net increase in other borrowings	264,540	395,509
Net increase in advance payments by borrowers for taxes and insurance	17,459	23,247
Dividends paid	(19,805)	(35,814)
Exercise of stock options	3,835	1,251
Purchase of treasury stock	(140,192)	(34,709)
Net tax benefit from stock-based compensation	957	267
Net cash provided by financing activities	264,525	534,285
Net decrease in cash and cash equivalents	(5,235)	(1,887)
Cash and cash equivalents at beginning of period	148,904	230,961
Cash and cash equivalents at end of period	$143,669	229,074
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$591	2,024
Cash paid during the year for:
Interest	37,884	30,639
Income taxes	31,184	27,477
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was incorporated in December 2013 to be the successor to Investors Bancorp, Inc. (“Old Investors Bancorp”) upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC, the top tier holding company of Old Investors Bancorp. Old Investors Bancorp was the former mid tier holding company for Investors Bank. Prior to completion of the second step conversion, approximately 62% of the shares of common stock of Old Investors Bancorp was owned by Investors Bancorp, MHC. In conjunction with the second step conversion, Investors Bancorp, MHC merged into Old Investors Bancorp (and ceased to exist), and Old Investors Bancorp merged into the Company and the Company became its successor under the name Investors Bancorp, Inc. The second step conversion was completed May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Old Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. As such, all share information prior to May 7, 2014 has been adjusted to reflect the ratio. A total of 137,560,968 shares of Company common stock were issued in the exchange. The conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of Investors Bancorp, MHC were immaterial to the results of the Company and therefore upon completion of the conversion, the net assets of Investors Bancorp, MHC were merged into the Company and are reflected as an increase to stockholders' equity. In addition, the second step conversion resulted in the accelerated vesting of all outstanding stock awards as of the conversion date. The withholding of shares for payment of taxes with respect to these awards resulted in treasury stock of 1,101,694 shares.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2015 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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
On June 9, 2015, the Company announced its second share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 34,779,211 shares. The second repurchase program commenced immediately upon completion of the first repurchase plan on June 30, 2015.
During the three months ended March 31, 2016, the Company purchased 12,150,000 shares at a cost of $140.2 million, or approximately $11.54 per share.

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2016			2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$43,626			$41,947
Basic earnings per share:
Income available to common stockholders	$43,626	309,166,680	$0.14	$41,947	344,237,371	$0.12
Effect of dilutive common stock equivalents (1)		2,987,576			3,233,586
Diluted earnings per share:
Income available to common stockholders	$43,626	312,154,256	$0.14	$41,947	347,470,957	$0.12
(1) For the three months ended March 31, 2016 and 2015, there were 11,667,654 and 28,203 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At March 31, 2016
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,804	719	—	6,523
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	540,298	7,031	341	546,988
Federal National Mortgage Association	724,204	10,484	376	734,312
Government National Mortgage Association	23,540	169	—	23,709
Total mortgage-backed securities available-for-sale	1,288,042	17,684	717	1,305,009
Total available-for-sale securities	$1,293,846	18,403	717	1,311,532

	At March 31, 2016
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$2,196	—	2,196	29	—	2,225
Municipal bonds	38,868	—	38,868	1,434	—	40,302
Corporate and other debt securities	59,159	(22,925)	36,234	36,016	—	72,250
Total debt securities held-to-maturity	100,223	(22,925)	77,298	37,479	—	114,777
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	497,241	(2,265)	494,976	7,635	225	502,386
Federal National Mortgage Association	1,297,056	(2,463)	1,294,593	22,320	259	1,316,654
Government National Mortgage Association	20,133	—	20,133	396	—	20,529
Total mortgage-backed securities held-to-maturity	1,814,430	(4,728)	1,809,702	30,351	484	1,839,569
Total held-to-maturity securities	$1,914,653	(27,653)	1,887,000	67,830	484	1,954,346

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
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other than temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet.

	At December 31, 2015
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,778	733	16	6,495
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	546,652	3,242	2,443	547,451
Federal National Mortgage Association	724,851	4,520	3,299	726,072
Government National Mortgage Association	24,841	1	163	24,679
Total mortgage-backed securities available-for-sale	1,296,344	7,763	5,905	1,298,202
Total available-for-sale securities	$1,302,122	8,496	5,921	1,304,697

	At December 31, 2015
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,232	—	4,232	11	—	4,243
Municipal bonds	43,058	—	43,058	1,307	—	44,365
Corporate and other debt securities	58,358	(23,245)	35,113	42,704	—	77,817
Total debt securities held-to-maturity	105,648	(23,245)	82,403	44,022	—	126,425
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	516,841	(2,502)	514,339	2,213	3,082	513,470
Federal National Mortgage Association	1,228,845	(2,705)	1,226,140	7,305	6,120	1,227,325
Government National Mortgage Association	21,330	—	21,330	125	—	21,455
Federal housing authorities	11	—	11	—	—	11
Total mortgage-backed securities held-to-maturity	1,767,027	(5,207)	1,761,820	9,643	9,202	1,762,261
Total held-to-maturity securities	$1,872,675	(28,452)	1,844,223	53,665	9,202	1,888,686

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
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other than temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet.

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2016, by contractual maturity, are shown below.

	March 31, 2016
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$32,943	32,943
Due after one year through five years	3,331	3,360
Due after five years through ten years	—	—
Due after ten years	41,024	78,474
Total	$77,298	114,777

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$99,570	341	—	—	99,570	341
Federal National Mortgage Association	38,231	203	36,119	173	74,350	376
Total available-for-sale securities	$137,801	544	36,119	173	173,920	717
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$32,543	33	4,599	192	37,142	225
Federal National Mortgage Association	65,051	112	18,229	147	83,280	259
Total held-to-maturity securities	$97,594	145	22,828	339	120,422	484
Total	$235,395	689	58,947	512	294,342	1,201

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,692	16	—	—	4,692	16
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$263,255	2,443	—	—	263,255	2,443
Federal National Mortgage Association	375,792	2,850	14,821	449	390,613	3,299
Government National Mortgage Association	24,874	163	—	—	24,874	163
Total mortgage-backed securities available-for-sale	663,921	5,456	14,821	449	678,742	5,905
Total available-for-sale securities	$668,613	5,472	14,821	449	683,434	5,921
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	342,702	2,804	4,887	278	347,589	3,082
Federal National Mortgage Association	547,326	5,477	29,013	643	576,339	6,120
Total mortgage-backed securities held-to-maturity	890,028	8,281	33,900	921	923,928	9,202
Total held-to-maturity securities	$890,028	8,281	33,900	921	923,928	9,202
Total	$1,558,641	13,753	48,721	1,370	1,607,362	15,123
At March 31, 2016, gross unrealized losses relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been positively impacted by the recent decrease in intermediate-term market interest rates.
At March 31, 2016, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities ("TruPS"), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At March 31, 2016 the TruPS had a amortized cost and estimated fair value of $36.2 million and $72.3 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at March 31, 2016 had an amortized cost and estimated fair value of $34.3 million and $65.8 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.

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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At March 31, 2016 and 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended March 31, 2016 and 2015. At March 31, 2016, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $22.9 million ($13.6 million after-tax) and is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance of credit related OTTI, beginning of period	$100,200	108,817
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(1,112)	(973)
Balance of credit related OTTI, end of period	$99,088	107,844

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
Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2016, the Company received sale proceeds of $33.1 million on a pool of mortgage-backed securities from the available-for-sale portfolio resulting in a gross realized gain of $1.4 million. For the three months ended March 31, 2016, there were no sales of securities from held-to-maturity portfolio.

For the three months ended March 31, 2015, the Company recognized gains on available-for-sale securities of $42,000 which were related to capital distributions of equity securities from the available-for-sale portfolio. For the three months ended March 31, 2015, there were no sales of securities from held-to-maturity portfolio.

5.    Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Multi-family loans	$6,521,998	6,255,904
Commercial real estate loans	3,890,839	3,821,950
Commercial and industrial loans	1,052,139	1,044,329
Construction loans	237,334	224,057
Total commercial loans	11,702,310	11,346,240
Residential mortgage loans	4,927,653	5,037,898
Consumer and other loans	511,893	496,103
Total loans excluding PCI loans	17,141,856	16,880,241
PCI loans	11,329	11,089
Net unamortized premiums and deferred loan costs (1)	(13,845)	(11,692)
Allowance for loan losses	(216,613)	(218,505)
Net loans	$16,922,727	16,661,133
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

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of period	449	971
Acquisitions	—	—
Accretion	(67)	(116)
Net reclassification from non-accretable difference	1,221	—
Balance, end of period	$1,603	$855

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of the period	$218,505	$200,284
Loans charged off	(7,977)	(1,899)
Recoveries	1,085	796
Net charge-offs	(6,892)	(1,103)
Provision for loan losses	5,000	9,000
Balance at end of the period	$216,613	$208,181
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the three months ended March 31, 2016, the Company recorded charge-offs related to PCI loans acquired of $20,000.
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
On a quarterly basis, management reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. Loans determined to be impaired are evaluated for potential loss exposure. Any shortfall results in a recommendation of a charge-off or specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available for real property or a discounted cash flow analysis on a business. This appraised value for real property is then reduced to reflect estimated liquidation expenses.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained bi-annually for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(10)	(194)	(3,966)	(8)	(3,622)	(177)	—	(7,977)
Recoveries	491	170	18	100	287	19	—	1,085
Provision	1,898	1,875	2,567	(1,267)	516	(390)	(199)	5,000
Ending balance-March 31, 2016	$90,602	48,850	39,204	5,619	28,624	2,607	1,107	216,613

Individually evaluated for impairment	$—	—	—	—	1,344	8	—	1,352
Collectively evaluated for impairment	90,602	48,850	39,204	5,619	27,280	2,599	1,107	215,261
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2016	$90,602	48,850	39,204	5,619	28,624	2,607	1,107	216,613

Loans:
Individually evaluated for impairment	$2,664	8,659	4,807	1,486	22,954	368	—	40,938
Collectively evaluated for impairment	6,519,334	3,882,180	1,047,332	235,848	4,904,699	511,525	—	17,100,918
Loans acquired with deteriorated credit quality	—	7,900	55	1,354	1,623	397	—	11,329
Balance at March 31, 2016	$6,521,998	3,898,739	1,052,194	238,688	4,929,276	512,290	—	17,153,185

	December 31, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(284)	(1,021)	(516)	(466)	(9,526)	(403)	—	(12,216)
Recoveries	445	807	295	317	2,295	278	—	4,437
Provision	16,915	3,183	20,047	455	(9,262)	(67)	(5,271)	26,000
Ending balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Individually evaluated for impairment	$—	—	2,409	—	1,773	9	—	4,191
Collectively evaluated for impairment	88,223	46,999	38,176	6,794	29,670	3,146	1,306	214,314
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Loans:
Individually evaluated for impairment	$3,219	18,941	9,395	2,504	22,539	389	—	56,987
Collectively evaluated for impairment	6,252,685	3,803,009	1,034,934	221,553	5,015,359	495,714	—	16,823,254
Loans acquired with deteriorated credit quality	—	7,149	56	1,786	1,645	453	—	11,089
Balance at December 31, 2015	$6,255,904	3,829,099	1,044,385	225,843	5,039,543	496,556	—	16,891,330
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
The following tables present the risk category of loans as of March 31, 2016 and December 31, 2015 by class of loans excluding PCI loans:

	March 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,098,911	293,468	90,408	39,211	—	—	6,521,998
Commercial real estate	3,476,202	343,770	43,434	27,433	—	—	3,890,839
Commercial and industrial	801,245	220,093	23,258	7,543	—	—	1,052,139
Construction	214,836	17,627	1,200	3,671	—	—	237,334
Total commercial loans	10,591,194	874,958	158,300	77,858	—	—	11,702,310
Residential mortgage	4,816,324	30,745	16,825	63,759	—	—	4,927,653
Consumer and other	501,715	2,232	1,064	6,882	—	—	511,893
Total	$15,909,233	907,935	176,189	148,499	—	—	17,141,856

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,876,425	325,414	17,033	37,032	—	—	6,255,904
Commercial real estate	3,411,876	331,429	38,265	40,380	—	—	3,821,950
Commercial and industrial	793,527	223,474	13,782	13,546	—	—	1,044,329
Construction	207,499	12,833	—	3,725	—	—	224,057
Total commercial loans	10,289,327	893,150	69,080	94,683	—	—	11,346,240
Residential mortgage	4,930,961	24,584	13,796	68,557	—	—	5,037,898
Consumer and other	482,715	3,987	427	8,974	—	—	496,103
Total	$15,703,003	921,721	83,303	172,214	—	—	16,880,241

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans excluding PCI loans:

	March 31, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$17,963	—	1,886	19,849	6,502,149	6,521,998
Commercial real estate	25,370	423	7,430	33,223	3,857,616	3,890,839
Commercial and industrial	4,096	2,296	780	7,172	1,044,967	1,052,139
Construction	—	—	516	516	236,818	237,334
Total commercial loans	47,429	2,719	10,612	60,760	11,641,550	11,702,310
Residential mortgage	30,745	16,825	63,759	111,329	4,816,324	4,927,653
Consumer and other	2,232	1,064	6,882	10,178	501,715	511,893
Total	$80,406	20,608	81,253	182,267	16,959,589	17,141,856

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,236	—	1,886	16,122	6,239,782	6,255,904
Commercial real estate	4,171	352	6,429	10,952	3,810,998	3,821,950
Commercial and industrial	957	—	4,386	5,343	1,038,986	1,044,329
Construction	—	—	792	792	223,265	224,057
Total commercial loans	19,364	352	13,493	33,209	11,313,031	11,346,240
Residential mortgage	27,092	14,956	68,560	110,608	4,927,290	5,037,898
Consumer and other	3,987	427	8,976	13,390	482,713	496,103
Total	$50,443	15,735	91,029	157,207	16,723,034	16,880,241
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	March 31, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	3	$2,903	4	$3,467
Commercial real estate	35	10,342	37	10,820
Commercial and industrial	10	5,587	17	9,225
Construction	3	516	4	792
Total commercial loans	51	19,348	62	24,304
Residential mortgage and consumer	488	85,892	500	91,122
Total non-accrual loans	539	$105,240	562	$115,426

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2016 and December 31, 2015, these loans are comprised of the following:

	March 31, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	1	$1,016	1	$1,032
Commercial real estate	3	406	2	240
Commercial and industrial	2	2,208	2	2,226
Total commercial loans	6	3,630	5	3,498
Residential mortgage and consumer	18	2,980	15	3,378
Total current TDR classified as non-accrual	24	$6,610	20	$6,876
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	March 31, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$548
Commercial real estate	2	241	5	2,309
Commercial and industrial	1	345	1	360
Total commercial loans	3	586	7	3,217
Residential mortgage and consumer	14	5,485	11	3,338
Total current TDR classified as non-accrual	17	$6,071	18	$6,555
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of March 31, 2016, PCI loans with a carrying value of $11.3 million included $7.9 million of which were current, $1.4 million of which were 30-89 days delinquent and $2.0 million of which were 90 days or more delinquent. As of December 31, 2015, PCI loans with a carrying value of $11.1 million included $9.0 million of which were current and $2.1 million of which were 90 days or more delinquent.
At March 31, 2016 and December 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $40.9 million and $57.0 million, respectively, with allocations of the allowance for loan losses of $1.4 million and $4.2 million for the periods ending March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and 2015, interest income received and recognized on these loans totaled $393,000 and $667,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of March 31, 2016 and
December 31, 2015:

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$2,664	5,791	—	2,144	14
Commercial real estate	8,659	17,762	—	8,096	108
Commercial and industrial	4,807	8,761	—	3,362	32
Construction	1,486	5,324	—	2,795	12
Total commercial loans	17,616	37,638	—	16,397	166
Residential mortgage and consumer	9,653	12,601	—	8,191	113
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,669	14,023	1,352	15,809	114
Total:
Multi-family	2,664	5,791	—	2,144	14
Commercial real estate	8,659	17,762	—	8,096	108
Commercial and industrial	4,807	8,761	—	3,362	32
Construction	1,486	5,324	—	2,795	12
Total commercial loans	17,616	37,638	—	16,397	166
Residential mortgage and consumer	23,322	26,624	1,352	24,000	227
Total impaired loans	$40,938	64,262	1,352	40,397	393

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	5,155	5,160	—	3,575	200
Construction	2,504	6,412	—	4,288	226
Total commercial loans	29,819	46,339	—	29,760	1,681
Residential mortgage and consumer	8,020	12,433	—	7,611	463
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	4,240	4,271	2,409	4,389	194
Construction	—	—	—	—	—
Total commercial loans	4,240	4,271	2,409	4,389	194
Residential mortgage and consumer	14,908	13,695	1,782	16,424	476
Total:
Multi-family	3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	9,395	9,431	2,409	7,964	394
Construction	2,504	6,412	—	4,288	226
Total commercial loans	34,059	50,610	2,409	34,149	1,875
Residential mortgage and consumer	22,928	26,128	1,782	24,035	939
Total impaired loans	$56,987	76,738	4,191	58,184	2,814
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
Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. Restructured loans remain on non-accrual status until there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following table presents the total troubled debt restructured loans at March 31, 2016 and December 31, 2015. There were two residential PCI loans that were classified as TDRs and are included in the table below at March 31, 2016. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2015.

	March 31, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$1,016	1	$1,016
Commercial real estate	2	3,476	7	3,751	9	7,227
Commercial and industrial	—	—	3	2,553	3	2,553
Construction	—	—	1	132	1	132
Total commercial loans	2	3,476	12	7,452	14	10,928
Residential mortgage and consumer	28	7,191	59	16,132	87	23,323
Total	30	$10,667	71	$23,584	101	$34,251

	December 31, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	2	$1,580	2	$1,580
Commercial real estate	5	13,161	9	5,826	14	18,987
Commercial and industrial	1	640	3	2,586	4	3,226
Construction	1	313	2	405	3	718
Total commercial loans	7	14,114	16	10,397	23	24,511
Residential mortgage and consumer	32	8,375	49	14,553	81	22,928
Total	39	$22,489	65	$24,950	104	$47,439

The following table presents information about troubled debt restructurings that occurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Commercial real estate	2	$442	$442	—	$—	$—
Construction	—	—	—	1	1,326	1,326
Residential mortgage and consumer	7	958	958	7	1,542	1,542

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependant TDRs during the three months ended March 31, 2016 and 2015. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.4 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the three months ended March 31, 2016, commercial loans which qualified as a TDR involved the maturity and payment terms being modified. As of March 31, 2016 and 2015, the Company has no additional fundings to any borrowers classified as a troubled debt restructuring.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructings:
Commercial real estate	2	4.12%	4.44%	—	—%	—%
Construction	—	—%	—%	1	5.00%	5.00%
Residential mortgage and consumer	7	6.05%	3.99%	7	4.84%	3.36%

Payment defaults for loans modified as TDR in the previous 12 months to March 31, 2016 consisted of 4 residential loans, 3 commercial real estate loans and 1 construction loan with a recorded investment of $880,000, $246,000 and $132,000, respectively, at March 31, 2016. Payment defaults for loans modified as TDRs in the previous 12 months to March 31, 2015 consisted of 2 residential loans with a recorded investment of $1.1 million at March 31, 2015.

6.     Deposits
Deposits are summarized as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Checking accounts	$4,857,958	4,636,025
Money market deposits	3,837,226	3,861,317
Savings	2,082,122	2,150,004
Total transaction accounts	10,777,306	10,647,346
Certificates of deposit	3,424,081	3,416,310
Total deposits	$14,201,387	14,063,656

7.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights	$15,803	16,248
Core deposit premiums	10,593	11,332
Other	993	160
Total other intangible assets	27,389	27,740
Goodwill	77,571	77,571
Goodwill and intangible assets	$104,960	105,311

The following table summarizes other intangible assets as of March 31, 2016 and December 31, 2015:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2016
Mortgage servicing rights	$27,335	(11,411)	(121)	15,803
Core deposit premiums	25,059	(14,466)	—	10,593
Other	1,150	(157)	—	993
Total other intangible assets	$53,544	(26,034)	(121)	27,389

December 31, 2015
Mortgage servicing rights	$23,411	(7,042)	(121)	16,248
Core deposit premiums	25,058	(13,726)	—	11,332
Other	300	(140)	—	160
Total other intangible assets	$48,769	(20,908)	(121)	27,740

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $2.08 billion and $2.12 billion at March 31, 2016 and December 31, 2015 respectively, all of which relate to residential mortgage loans. At March 31, 2016 and December 31, 2015, the servicing asset, included in intangible assets, had an estimated fair value of $15.8 million and $16.2 million, respectively. For the three months ended March 31, 2016, fair value was based on expected future cash flows considering a weighted average discount rate of 10.20%, a weighted average constant prepayment rate on mortgages of 12.24% and a weighted average life of 6.2 years. Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

8.     Equity Incentive Plan

At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan ("2015 Plan") which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.

Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company's common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the three months ended March 31, 2016, the Company granted 161,890 shares of restricted stock awards under the 2015 Plan.

Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the three months ended March 31, 2016, the Company granted 90,000 stock options under the 2015 Plan.

The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below. Note that there were no grants for the three months ended March 31, 2015.

Three Months Ended March 31, 2016

Weighted average expected life (in years)	6.50
Weighted average risk-free rate of return	1.90%
Weighted average volatility	24.06%
Dividend yield	1.80%
Weighted average fair value of options granted	$2.93

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

The Company applied ASC 718 “Compensation- Stock Compensation," ("ASC 718") and began to expense the fair value of all share-based compensation granted over the requisite service periods. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”), the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

The following table presents the share based compensation expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Stock option expense	$1,380	4
Restricted stock expense	2,953	—
Total share based compensation expense	$4,333	4
The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended March 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	18,804,816	$10.00	6.8	$46,996
Granted	90,000	11.67	9.8
Exercised	(641,322)	5.98	0.6
Forfeited	(25,382)	12.54
Expired	—	—
Outstanding at March 31, 2016	18,228,112	$10.15	6.7	$37,491
Exercisable at March 31, 2016	6,724,865	$6.07	1.7	$37,452
Expected future expense relating to the non-vested options outstanding as of March 31, 2016 is $31.6 million over a weighted average period of 5.5 years.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2016 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date fair Value
Outstanding at December 31, 2015	6,759,832	$12.64
Granted	161,890	11.53
Vested	—	—
Forfeited	—	—
Outstanding and non vested at March 31, 2016	6,921,722	$12.52
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2016 is $76.4 million over a weighted average period of 5.4 years.

9.     Net Periodic Benefit Plan Expense
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
The Supplemental ESOP compensates certain executives (as designated by the Compensation Committee of the Board of Directors) participating in the Pentegra DB Plan and the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan ("Directors' plan") for certain directors, which is a nonqualified, defined benefit plan. This plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The Wage Replacement Plan, Supplemental ESOP and the Directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Service cost	$894	774
Interest cost	474	374
Amortization of:
Prior service cost	—	12
Net gain	536	321
Total net periodic benefit cost	$1,904	1,481
Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERPs and Directors’ plan during the three months ended March 31, 2016.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution to the defined benefit pension plan during the three months ended March 31, 2016. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2016.

10.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended March 31,
	2016			2015
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$71,124	(27,498)	43,626	67,066	(25,119)	41,947
Other comprehensive income:
Change in funded status of retirement obligations	536	(219)	317	352	(144)	208
Unrealized gain on securities available-for-sale	16,500	(6,498)	10,002	8,365	(3,272)	5,093
Accretion of loss on securities reclassified to held to maturity available for sale	480	(196)	284	641	(262)	379
Reclassification adjustment for security gains included in net income	(1,388)	555	(833)	—	—	—
Other-than-temporary impairment accretion on debt securities	322	(131)	191	329	(133)	196
Total other comprehensive income	16,450	(6,489)	9,961	9,687	(3,811)	5,876
Total comprehensive income	$87,574	(33,987)	53,587	76,753	(28,930)	47,823

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gain on securities available-for-sale	Reclassification adjustment for gains included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2015	$(12,366)	(3,080)	2,918	(1,547)	(13,750)	(27,825)
Net change	317	284	10,002	(833)	191	9,961
Balance - March 31, 2016	$(12,049)	(2,796)	12,920	(2,380)	(13,559)	(17,864)

Balance - December 31, 2014	$(10,911)	(4,528)	7,851	—	(14,816)	(22,404)
Net change	208	379	5,093	—	196	5,876
Balance - March 31, 2015	$(10,703)	(4,149)	12,944	—	(14,620)	(16,528)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(1,388)	—
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	—	—
Amortization of prior service cost	—	12
Amortization of net gain	536	340
Compensation and fringe benefits	536	352
Total before tax	(852)	352
Income tax benefit (expense)	336	(144)
Net of tax	$(516)	208

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

In accordance with Financial Accounting Standards Board ("FASB") ASC 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

	Carrying Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,523	6,523	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	546,988	—	546,988	—
Federal National Mortgage Association	734,312	—	734,312	—
Government National Mortgage Association	23,709	—	23,709	—
Total mortgage-backed securities available-for-sale	1,305,009	—	1,305,009	—
Total securities available-for-sale	$1,311,532	6,523	1,305,009	—

	Carrying Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,495	6,495	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	547,451	—	547,451	—
Federal National Mortgage Association	726,072	—	726,072	—
Government National Mortgage Association	24,679	—	24,679	—
Total mortgage-backed securities available-for-sale	1,298,202	—	1,298,202	—
Total securities available-for-sale	$1,304,697	6,495	1,298,202	—
There have been no changes in the methodologies used at March 31, 2016 from December 31, 2015, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2016, the fair value model used prepayment speeds ranging from 1.71% to 26.28% and a discount rate of 10.20% for the valuation of the mortgage servicing rights. At December 31, 2015, the fair value model used prepayment speeds ranging from 6.30% to 26.28% and a discount rate of 10.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2016, appraisals were discounted in a range of 0%-25%.
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
The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 there was no change to mortgage servicing rights measured at fair value on a non-recurring basis. For the year ended December 31, 2015, there was no change to carrying value of impaired loans or mortgage servicing rights measured at fair value on a non-recurring basis.

					Carrying Value at March 31, 2016
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable	Probability of default	0.0% - 25.0%	2.82%	116	—	—	116
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.54%	146	—	—	146
					$262	—	—	262

					Carrying Value at December 31, 2015
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.90%	510	—	—	510
					$510	—	—	510
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$143,669	143,669	143,669	—	—
Securities available-for-sale	1,311,532	1,311,532	6,523	1,305,009	—
Securities held-to-maturity	1,887,000	1,954,346	—	1,882,096	72,250
Stock in FHLB	190,240	190,240	190,240	—	—
Loans held for sale	3,852	3,852	—	3,852	—
Net loans	16,922,727	16,946,062	—	—	16,946,062
Financial liabilities:
Deposits, other than time deposits	$10,777,306	10,777,306	10,777,306	—	—
Time deposits	3,424,081	3,427,225	—	3,427,225	—
Borrowed funds	3,527,630	3,585,648	—	3,585,648	—

	December 31, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,904	148,904	148,904	—	—
Securities available-for-sale	1,304,697	1,304,697	6,495	1,298,202	—
Securities held-to-maturity	1,844,223	1,888,686	—	1,810,869	77,817
Stock in FHLB	178,437	178,437	178,437	—	—
Loans held for sale	7,431	7,431	—	7,431	—
Net loans	16,661,133	16,650,529	—	—	16,650,529
Financial liabilities:
Deposits, other than time deposits	$10,647,346	10,647,346	10,647,346	—	—
Time deposits	3,416,310	3,414,528	—	3,414,528	—
Borrowed funds	3,263,090	3,277,983	—	3,277,983	—
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

12.    Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that the guidance will have on its financial condition and results of operations.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on its financial condition and results of operations.
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
In September 2015, the FASB issued ASU 2015-16, “Business Combinations- Simplifying the Accounting for Measurement-Period Adjustments." Under the new rules, acquirers no longer have to retrospectively adjust provisional amounts included in acquisition-date financial statements, when final facts and circumstances are not known on the acquisition date, and later become known in the measurement period. Instead, adjustments that are made in a later period are to be reported in that period. However, acquirers must disclose the amount of adjustments to current period income relating to amounts that would have been recognized in previous periods if the adjustments were recognized as of the acquisition date. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance did not have a material impact to the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance did not have a material impact to the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The ASU gives an employer whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU also provides guidance on accounting for contributions to the plan and significant events that require a remeasurement that occur during the period between a month-end measurement date and the employer’s fiscal year-end. An entity should reflect the effects of those contributions or significant events in the measurement of the retirement benefit obligations and related plan assets. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance did not have a material impact to the Company's consolidated financial statements.
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
On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31 million shares. The new repurchase program commenced immediately upon completion of the second repurchase plan on June 30, 2016. In addition, the Company declared a cash dividend of $0.06 per share. The $0.06 dividend per share will be paid to stockholders on May 25, 2016, with a record date of May 10, 2016.
On May 3, 2016, the Company announced the signing of a definitive merger agreement with The Bank of Princeton. Under the terms of the merger agreement, 60% of the common shares of Princeton Bank will be converted into Investors Bancorp common stock and the remaining 40% will be exchanged for cash. The Bank of Princeton shareholders will have the option to receive either 2.633 shares of Investors Bancorp common stock or $30.75 in cash for each share of The Bank of Princeton, subject to proration to ensure that, in the aggregate, 60% of The Bank of Princeton's shares will be converted into Investors Bancorp common stock. As of March 31, 2016, The Bank of Princeton had assets of $1.0 billion, loans of $842 million and deposits of $820 million and operated 10 branches in New Jersey and 3 in the Philadelphia market. The merger agreement has been approved by the boards of directors of each company. Required approvals to complete this transaction include The Bank of Princeton shareholder approval, regulatory approvals, the effectiveness of the registration statement to be filed by Investors Bancorp with respect to the stock exchanged to be issued in the transaction and other customary closing conditions. The Merger is expected to be completed in the fourth quarter of 2016. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained bi-annually for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
Deferred Income Taxes. The Company records income taxes in accordance with ASC 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards became deductible. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
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
Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Goodwill was last evaluated on November 1, 2015. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit.
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the three months ended March 31, 2016, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
The persistent low interest rate environment over the last year, coupled with an increase in short-term interest rates in December 2015, has resulted in sustained pressure on our net interest income.  Interest-earning assets continue to be originated or re-priced at yields lower than the overall portfolio, and competitive pricing remains strong.  But despite the overall flattening of the treasury yield curve, we have been able to generally offset net interest income compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates before the end of 2016.  If short-term interest rates increase, and the yield curve flattens further, we may be subject to near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
Our results of operations are also significantly affected by general economic conditions. While the consumer continues to benefit from lower energy costs and improved housing and employment metrics, the velocity of economic growth, domestically and internationally, remains sluggish. The overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, our diligence in resolving our problem loans as well as the unseasoned nature of our loan portfolio.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $301.3 million, or 1.4%, to $21.19 billion at March 31, 2016, from $20.89 billion December 31, 2015. Net loans increased $261.6 million, or 1.6%, to $16.92 billion at March 31, 2016, and securities increased by $49.6 million, or 1.6%, to $3.20 billion at March 31, 2016 from $3.15 billion December 31, 2015. During the three months ended March 31, 2016, we originated $466.3 million in multi-family loans, $178.1 million in commercial real estate loans, $164.2 million in commercial and industrial loans, $97.7 million in residential loans, $80.4 million in consumer and other loans and $53.5 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.
On May 3, 2016, we announced the signing of a definitive merger agreement with The Bank of Princeton. As of March 31, 2016, The Bank of Princeton had assets of $1.0 billion, loans of $842 million and deposits of $820 million and operated 10 branches in New Jersey and 3 in the Philadelphia market. The transaction is subject to customary closing conditions.
Capital management is a key component of our business strategy. With the completion of the second step conversion in May 2014, we raised $2.15 billion in equity. We plan to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s initial public offering, while being mindful of tangible book value for stockholders. We continue to leverage our capital, resulting in our capital to total assets ratio has decreased to 15.18% at March 31, 2016 from 15.85% at December 31, 2015. In March 2015, we commenced the first stock repurchase plan for 5% of our outstanding shares of common stock, or approximately 17.9 million shares. This repurchase plan was completed in June 2015 when we announced our second share repurchase program which authorizes the repurchase of an additional 10% of outstanding shares of common stock, or approximately 34.8 million shares. On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31 million shares. Stockholders' equity has been impacted for the three months ended March 31, 2016 by the repurchase of 12.2 million shares of common stock for $140.2 million as well as cash dividends of $0.06 per share totaling $19.8 million.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, enhanced product offerings, investments in our people and opportunistic acquisitions in our market area. In August 2015, we completed the conversion of the Bank's core operating system. In 2016, we plan to enhance our employee training and development programs, build additional risk management and operational infrastructure and add key personnel as our company grows and our business changes. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased by $301.3 million, or 1.4%, to $21.19 billion at March 31, 2016 from $20.89 billion at December 31, 2015. Net loans increased $261.6 million to $16.92 billion at March 31, 2016, while securities increased by $49.6 million, or 1.6%, to $3.20 billion at March 31, 2016 from $3.15 billion at December 31, 2015.

Net Loans. Net loans increased by $261.6 million, or 1.6%, to $16.92 billion at March 31, 2016 from $16.66 billion at December 31, 2015. At March 31, 2016, total loans were $17.15 billion, which included $6.52 billion in multi-family loans, $4.92 billion in residential loans, $3.90 billion in commercial real estate loans, $1.05 billion in commercial and industrial loans, $512.0 million in consumer and other loans and $238.7 million in construction loans. During the three months ended March 31, 2016, we originated $466.3 million in multi-family loans, $178.1 million in commercial real estate loans, $164.2 million in commercial and industrial loans, $97.7 million in residential loans, $80.4 million in consumer and other loans and $53.5 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated $30.0 million for the three months ended March 31, 2016 in residential mortgage loans that were sold to third party investors.

We also hold in our loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at March 31, 2016 and December 31, 2015 was $164.0 million and $172.0 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of March 31, 2016, we had $777.4 million commercial real estate interest only loans in our loan portfolio, of which $644.8 million have twenty-four months or less remaining on the interest only term. We maintained stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
    Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Gateway, Roma Financial Corporation and Marathon Bank. For the period ending March 31, 2016, PCI loans totaled $11.3 million. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by the Bank. The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios.

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	3	$2.9	4	$3.5	4	$3.0	6	$4.1	5	$3.9
Commercial real estate	35	10.3	37	10.8	40	13.8	36	12.9	35	11.6
Commercial and industrial	10	5.6	17	9.2	9	6.5	7	2.2	8	2.3
Construction	3	0.5	4	0.8	5	1.0	3	0.9	7	4.3
Total commercial loans	51	19.3	62	24.3	58	24.3	52	20.1	55	22.1
Residential and consumer	488	85.9	500	91.1	506	99.8	422	86.6	423	88.0
Total non-accrual loans	539	$105.2	562	$115.4	564	$124.1	474	$106.7	478	$110.1
Accruing troubled debt restructured loans	30	$10.7	39	$22.5	38	$25.2	48	$29.6	50	$31.5
Non-accrual loans to total loans		0.61%		0.68%		0.76%		0.68%		0.70%
Allowance for loan loss as a percent of non-accrual loans		205.83%		189.30%		175.97%		200.51%		189.02%
Allowance for loan loss as a percent of total loans		1.26%		1.29%		1.33%		1.36%		1.33%
Total non-accrual loans decreased to $105.2 million at March 31, 2016 compared to $110.1 million at March 31, 2015. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At March 31, 2016, there were $34.3 million of loans deemed as troubled debt restructurings, of which $23.3 million were residential and consumer loans, $7.2 million were commercial real estate loans, $1.0 million were multi-family loans, $2.6 million were commercial and industrial loans and $132,000 construction loans. Troubled debt restructured loans in the amount of $10.7 million were classified as accruing and $23.6 million were classified as non-accrual at March 31, 2016.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2016, the Company has deemed potential problem loans excluding PCI loans, totaling $3.9 million, which comprised of 3 commercial real estate loans totaling $700,000 and 2 commercial and industrial loans totaling $3.2 million. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.61% at March 31, 2016 compared to 0.68% at December 31, 2015. The allowance for loan losses as a percentage of non-accrual loans was 205.83% at March 31, 2016 compared to 189.30% at December 31, 2015. At March 31, 2016, our allowance for loan losses as a percentage of total loans was 1.26% compared to 1.29% at December 31, 2015.
At March 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $40.9 million, of which $13.7 million of impaired loans had a specific allowance for credit losses of $1.4 million and $27.3 million of impaired loans had no specific allowance for credit losses. At December 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $57.0 million, of which $19.1 million had a related allowance for credit losses of $4.2 million and $37.8 million had no related allowance for credit losses.

The allowance for loan losses decreased by $1.9 million to $216.6 million at March 31, 2016 from $218.5 million at December 31, 2015. The decrease in our allowance for loan losses is due to the improvement in the level of non-performing loans offset by growth of the loan portfolio and the credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At March 31, 2016, our allowance for loan loss as a percent of total loans was 1.26%.
The following table sets forth the allowance for loan losses at March 31, 2016 and December 31, 2015 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2016		December 31, 2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$90,602	38.02%	$88,223	37.04%
Commercial real estate loans	48,850	22.73%	46,999	22.67%
Commercial and industrial loans	39,204	6.13%	40,585	6.18%
Construction loans	5,619	1.39%	6,794	1.34%
Residential mortgage loans	28,624	28.74%	31,443	29.83%
Consumer and other loans	2,607	2.99%	3,155	2.94%
Unallocated	1,107	—	1,306	—
Total allowance	$216,613	100.00%	$218,505	100.00%

Securities. Securities, in the aggregate, increased by $49.6 million, or 1.6%, to $3.20 billion at March 31, 2016 from $3.15 billion at December 31, 2015. This increase was a result of purchases partially offset by paydowns.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $11.8 million, or 6.6%, to $190.2 million at March 31, 2016 from $178.4 million at December 31, 2015. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $159.2 million at March 31, 2016 and $159.2 million at December 31, 2015. Other assets were $5.6 million at March 31, 2016 and $4.7 million at December 31, 2015.
Deposits. Deposits increased by $137.7 million, or 1.0%, from $14.06 billion at December 31, 2015 to $14.20 billion at March 31, 2016. Checking accounts increased $221.9 million to $4.86 billion at March 31, 2016 from $4.64 billion at December 31, 2015. Core deposits represent approximately 76% of our total deposit portfolio at March 31, 2016.
Borrowed Funds. Borrowed funds increased by $264.5 million, or 8.1%, to $3.53 billion at March 31, 2016 from $3.26 billion at December 31, 2015 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $95.9 million to $3.22 billion at March 31, 2016 from $3.31 billion at December 31, 2015. The decrease is primarily attributed to the repurchase of 12.2 million shares of common stock for $140.2 million as well as cash dividends of $0.06 per share totaling $19.8 million for the three months ended March 31, 2016. These decreases are offset by an increase related to net income of $43.6 million for the three months ended March 31, 2016.
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

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$157,877	$104	0.26%	$188,307	$29	0.06%
Securities available-for-sale	1,291,137	6,080	1.88%	1,196,842	5,343	1.79%
Securities held-to-maturity	1,877,548	11,031	2.35%	1,571,551	9,101	2.32%
Net loans	16,769,132	172,832	4.12%	15,051,363	159,052	4.23%
Stock in FHLB	180,725	2,060	4.56%	152,573	1,634	4.28%
Total interest-earning assets	20,276,419	192,107	3.79%	18,160,636	175,159	3.86%
Non-interest-earning assets	776,029			764,992
Total assets	$21,052,448			$18,925,628
Interest-bearing liabilities:
Savings deposits	$2,119,189	$2,379	0.45%	$2,367,705	$1,686	0.28%
Interest-bearing checking	3,000,051	3,135	0.42%	2,733,989	2,434	0.36%
Money market accounts	3,826,756	5,449	0.57%	3,434,604	6,143	0.72%
Certificates of deposit	3,393,174	9,762	1.15%	2,496,351	5,756	0.92%
Total interest-bearing deposits	12,339,170	20,725	0.67%	11,032,649	16,019	0.58%
Borrowed funds	3,314,563	16,819	2.03%	2,794,676	14,699	2.10%
Total interest-bearing liabilities	15,653,733	37,544	0.96%	13,827,325	30,718	0.89%
Non-interest-bearing liabilities	2,125,420			1,492,785
Total liabilities	17,779,153			15,320,110
Stockholders’ equity	3,273,295			3,605,518
Total liabilities and stockholders’ equity	$21,052,448			$18,925,628
Net interest income		$154,563			$144,441
Net interest rate spread(1)			2.83%			2.97%
Net interest-earning assets(2)	$4,622,686			$4,333,311
Net interest margin(3)			3.05%			3.18%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30x			1.31x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015
Net Income. Net income for the three months ended March 31, 2016 was $43.6 million compared to net income of $41.9 million for the three months ended March 31, 2015.
Net Interest Income. Net interest income increased by $10.1 million, or 7.0% year over year, to $154.6 million for the three months ended March 31, 2016. The net interest margin decreased 13 basis points to 3.05% for the three months ended March 31, 2016 from 3.18% for the three months ended March 31, 2015.

Total interest and dividend income increased by $16.9 million, or 9.7% year over year to $192.1 million for the three months ended March 31, 2016. Interest income on loans increased by $13.8 million, or 8.7% year over year to $172.8 million for the three months ended March 31, 2016 as a result of a $1.72 billion increase in the average balance of net loans to $16.77 billion primarily attributed to growth in the commercial loan portfolio. The weighted average yield on net loans decreased 11 basis points to 4.12%. Prepayment penalties, which are included in interest income, totaled $4.7 million for the three months ended March 31, 2016 compared to $4.6 million for the three months ended March 31, 2015. Interest income on all other interest-earning assets, excluding loans, increased by $3.2 million, or 19.7% year over year, to $19.3 million for the three months ended March 31, 2016 which is attributed to a $398.0 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.51 billion for the three months ended March 31, 2016. The weighted average yield on interest-earning assets, excluding loans, increased 13 basis points to 2.20%.

Total interest expense increased by $6.8 million, or 22.2% year over year, to $37.5 million for the three months ended March 31, 2016. Interest expense on interest-bearing deposits increased $4.7 million, or 29.4% year over year, to $20.7 million for the three months ended March 31, 2016. The average balance of total interest-bearing deposits increased $1.31 billion, or 11.8% year over year, to $12.34 billion for the three months ended March 31, 2016. In addition, the weighted average cost of interest-bearing deposits increased by 9 basis points to 0.67% for the three months ended March 31, 2016. Interest expense on borrowed funds increased by $2.1 million, or 14.4% year over year to $16.8 million for the three months ended March 31, 2016. The average balance of borrowed funds increased $519.9 million, or 18.6%, to $3.31 billion for the three months ended March 31, 2016. This increase was offset by a decrease of 7 basis points in the weighted average cost of borrowings to 2.03% for the three months ended March 31, 2016.

Non-Interest Income. Total non-interest income increased $174,000, or 2.0% year over year, to $8.7 million for the three months ended March 31, 2016. Gain on securities transactions increased $1.3 million for the three months ended March 31, 2016 primarily due to the sale of available for sale securities totaling $31.7 million, resulting in a gain of $1.4 million. Gain on loans decreased $782,000 for the three months ended March 31, 2016 primarily as a result of lower loan sales through our mortgage subsidiary as well as the Bank. Other income decreased $464,000 for the three months ended March 31, 2016 attributed to non-depository investment products.

Non-Interest Expenses. Total non-interest expenses increased by $10.2 million, or 13.3% year over year, to $87.1 million for the three months ended March 31, 2016. Compensation and fringe benefits increased $8.5 million for the three months ended March 31, 2016 compared to March 31, 2015 primarily due to equity incentive expense of $4.3 million resulting from the restricted stock and stock option grants to certain employees, officers and directors of the Company, pursuant to the Investors Bancorp, Inc. 2015 Equity Incentive Plan in the second quarter of 2015; normal merit increases; and additions to our staff to support continued growth. Office occupancy and equipment expense increased $1.3 million for the three months ended March 31, 2016 compared to March 31, 2015 primarily due to new branch openings. Advertising and promotional expense decreased $841,000 for the three months ended March 31, 2016 compared to March 31, 2015.

Income Taxes. Income tax expense was $27.5 million for the three months ended March 31, 2016, representing a 38.7%
effective tax rate compared to income tax expense of $25.1 million for the three months ended March 31, 2015 representing a 37.5% effective tax rate.

Provision for Loan Losses. Our provision for loan losses was $5.0 million for the three months ended March 31, 2016 compared to $9.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net chargeoffs were $6.9 million compared to $1.1 million for the three months ended March 31, 2015. Our provision for the three months ended March 31, 2016 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the improvement in the level of non-performing loans.

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

At March 31, 2016, the Company had overnight borrowings outstanding of $465.0 million with FHLB as compared to $175.0 million at December 31, 2015. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.53 billion at March 31, 2016, an increase of $264.5 million from $3.26 billion at December 31, 2015.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2016, outstanding commitments to originate loans totaled $782.9 million; outstanding unused lines of credit totaled $970.1 million; standby letters of credit totaled $24.0 million and outstanding commitments to sell loans totaled $25.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.64 billion at March 31, 2016. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of March 31, 2016 the Company and the Bank met the currently applicable Conservation Buffer of 0.625%.

As of March 31, 2016, the Bank and the Company exceeded all regulatory capital requirements as follows:

	March 31, 2016
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,607,334	12.37%	$843,434	4.000%	$1,054,292	5.00%
Common equity tier 1 risk-based	2,607,334	15.78%	846,579	5.125%	1,073,711	6.50%
Tier 1 Risk Based Capital	2,607,334	15.78%	1,094,359	6.625%	1,321,490	8.00%
Total Risk-Based Capital	2,813,944	17.03%	1,424,731	8.625%	1,651,862	10.00%

Company:
Tier 1 Leverage Ratio	$3,151,003	14.94%	$843,842	4.000%	n/a	n/a
Common equity tier 1 risk-based	3,151,003	19.07%	846,986	5.125%	n/a	n/a
Tier 1 Risk Based Capital	3,151,003	19.07%	1,094,885	6.625%	n/a	n/a
Total Risk-Based Capital	3,357,515	20.32%	1,425,416	8.625%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2016:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$3,527,630	740,000	1,086,938	1,269,728	430,964
Commitments to originate and purchase loans	$782,900	782,900	—	—	—
Commitments to sell loans	$25,000	25,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $29.2 million of the borrowings are callable at the option of the lender. Additionally, at March 31, 2016, the Company’s commitments to fund unused lines of credit totaled $970.1 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of March 31, 2016 have not changed significantly from December 31, 2015.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2015 Annual Report on Form 10-K.

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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At March 31, 2016, approximately 36% of our residential portfolio was in variable rate products, while 64% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans have outpaced the growth in the residential portfolio, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to manage interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2016, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,746,462	(333,478)	(8.2)%	$556,688	(42,575)	(7.1)%
0bp	$4,079,940	—	—	$599,263	—	—
-100bp	$3,845,783	(234,157)	(5.7)%	$603,159	3,896	0.65%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2016, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 8.2% decrease in NPV and a $42.6 million, or 7.1%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.7% decrease in NPV and a $3.9 million, or 0.65%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2016 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1) (2)
January 1, 2016 through January 31, 2016	3,700,000	$11.63	$43,015,715	17,414,351
February 1, 2016 through February 29, 2016	4,050,000	11.45	46,367,050	13,364,351
March 1, 2016 through March 31, 2016	4,400,000	11.55	50,809,660	8,964,351
Total	12,150,000	$11.54	$140,192,425	8,964,351
(1) On June 9, 2015, the Board of Directors authorized the repurchase of an additional 10% of the Company's outstanding shares of common stock or 34,779,211 million shares which commenced upon the completion of the first repurchase plan on June 30, 2015. This program has no expiration date and has 8,964,351 shares yet to be repurchased as of March 31, 2016.
(2) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31 million shares. The new repurchase program will commence upon completion of the second repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger by and among Investors Bancorp, Inc., Investors Bank and The Bank of Princeton, dated May 3, 2016 (1)

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (2)

3.2	Bylaws of Investors Bancorp, Inc. (2)

10.1	Amendment Number One to the Employment Agreement between Investors Bancorp, Inc. and Richard S. Spengler

10.2	Amendment Number One to the Employment Agreement between Investors Bancorp, Inc. and Paul Kalamaras

10.3	Amendment Number One Employment Agreement between Investors Bancorp, Inc. and Sean Burke

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	101.INS (1) XBRL Instance Document
101.SCH (1) XBRL Taxonomy Extension Schema Document
101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1) XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1) XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1) XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to Investors Bancorp Inc. 8-K (Commission File no. 001-36441), originally filed with the Securities and Exchange Commission on May 4, 2016.
(2)
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

INVESTORS BANCORP, INC.

Date: May 10, 2016	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)