Form 10-Q
period 2016-06-30
Investors Bancorp, Inc.
filed 2016-08-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

As of August 3, 2016, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 310,397,357 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Cash and cash equivalents	$148,322	148,904
Securities available-for-sale, at estimated fair value	1,381,041	1,304,697
Securities held-to-maturity, net (estimated fair value of $1,905,064 and $1,888,686 at June 30, 2016 and December 31, 2015, respectively)	1,827,761	1,844,223
Loans receivable, net	17,410,871	16,661,133
Loans held-for-sale	9,970	7,431
Federal Home Loan Bank stock	208,824	178,437
Accrued interest receivable	64,491	58,563
Other real estate owned	3,774	6,283
Office properties and equipment, net	176,006	172,519
Net deferred tax asset	220,141	237,367
Bank owned life insurance	160,181	159,152
Goodwill and intangible assets	103,975	105,311
Other assets	2,941	4,664
Total assets	$21,718,298	20,888,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$14,425,857	14,063,656
Borrowed funds	3,894,171	3,263,090
Advance payments by borrowers for taxes and insurance	118,177	108,721
Other liabilities	147,841	141,570
Total liabilities	18,586,046	17,577,037
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at June 30, 2016 and December 31, 2015; 313,473,634 and 334,894,181 outstanding at June 30, 2016 and December 31, 2015, respectively	3,591	3,591
Additional paid-in capital	2,788,796	2,785,503
Retained earnings	984,958	936,040
Treasury stock, at cost; 45,597,218 and 24,176,671 shares at June 30, 2016 and December 31, 2015, respectively	(542,407)	(295,412)
Unallocated common stock held by the employee stock ownership plan	(88,752)	(90,250)
Accumulated other comprehensive loss	(13,934)	(27,825)
Total stockholders’ equity	3,132,252	3,311,647
Total liabilities and stockholders’ equity	$21,718,298	20,888,684
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$175,922	165,515	348,755	324,567
Securities:
Equity	47	24	98	48
Government-sponsored enterprise obligations	9	12	19	23
Mortgage-backed securities	14,830	13,385	29,928	26,202
Municipal bonds and other debt	2,057	1,024	4,009	2,616
Interest-bearing deposits	74	27	177	56
Federal Home Loan Bank stock	2,021	1,542	4,081	3,176
Total interest and dividend income	194,960	181,529	387,067	356,688
Interest expense:
Deposits	20,588	16,429	41,313	32,448
Borrowed Funds	17,067	16,548	33,886	31,247
Total interest expense	37,655	32,977	75,199	63,695
Net interest income	157,305	148,552	311,868	292,993
Provision for loan losses	5,000	7,000	10,000	16,000
Net interest income after provision for loan losses	152,305	141,552	301,868	276,993
Non-interest income
Fees and service charges	4,637	4,578	8,817	8,602
Income on bank owned life insurance	1,001	975	2,261	2,012
Gain on loans, net	1,677	3,104	2,115	4,323
Gain on securities transactions, net	1,640	42	3,028	84
Gain (loss) on sale of other real estate owned, net	131	238	(102)	310
Other income	2,383	2,648	4,058	4,787
Total non-interest income	11,469	11,585	20,177	20,118
Non-interest expense
Compensation and fringe benefits	53,607	45,344	105,424	88,676
Advertising and promotional expense	2,451	2,737	4,145	5,272
Office occupancy and equipment expense	13,703	11,996	27,513	24,542
Federal deposit insurance premiums	2,800	2,400	5,200	4,600
Stationery, printing, supplies and telephone	949	786	1,766	1,637
Professional fees	4,807	4,442	8,820	7,713
Data processing service fees	4,962	5,346	10,523	10,796
Other operating expenses	7,730	6,785	14,764	13,508
Total non-interest expenses	91,009	79,836	178,155	156,744
Income before income tax expense	72,765	73,301	143,890	140,367
Income tax expense	28,410	26,939	55,909	52,058
Net income	$44,355	46,362	87,981	88,309
Basic and diluted earnings per share	$0.15	0.14	0.29	0.26
Weighted average shares outstanding
Basic	298,417,609	333,277,572	303,816,849	338,727,198
Diluted	301,509,608	336,452,548	307,032,615	341,869,777
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$44,355	46,362	87,981	88,309
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	318	208	635	414
Unrealized gain on securities available-for-sale	3,620	(5,624)	13,621	(528)
Accretion of loss on securities reclassified to held to maturity	284	380	567	761
Reclassification adjustment for security gains included in net income	(482)	—	(1,315)	—
Other-than-temporary impairment accretion on debt securities	190	189	383	382
Total other comprehensive income (loss)	3,930	(4,847)	13,891	1,029
Total comprehensive income	$48,285	41,515	101,872	89,338

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2014	$3,591	2,864,406	836,639	(11,131)	(93,246)	(22,404)	3,577,855
Net income	—	—	88,309	—	—	—	88,309
Other comprehensive income, net of tax	—	—	—	—	—	1,029	1,029
Purchase of treasury stock (17,951,462 shares)	—	—	—	(215,070)	—	—	(215,070)
Treasury stock allocated to restricted stock plan (6,849,832 shares)	—	(85,897)	5,473	80,424	—	—	—
Compensation cost for stock options and restricted stock	—	355	—	—	—	—	355
Net tax benefit from stock-based compensation	—	1,453	—	—	—	—	1,453
Option exercise	—	(3,945)	—	8,905	—	—	4,960
Cash dividend paid ($0.15 per common share)	—	—	(53,210)	—	—	—	(53,210)
ESOP shares allocated or committed to be released	—	1,275	—	—	1,498	—	2,773
Balance at June 30, 2015	$3,591	2,777,647	877,211	(136,872)	(91,748)	(21,375)	3,408,454

Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Net income	—	—	87,981	—	—	—	87,981
Other comprehensive income, net of tax	—	—	—	—	—	13,891	13,891
Purchase of treasury stock (22,823,110 shares)	—	—	—	(263,784)	—	—	(263,784)
Treasury stock allocated to restricted stock plan (221,890 shares)	—	(2,576)	(80)	2,656	—	—	—
Compensation cost for stock options and restricted stock	—	9,695	—	—	—	—	9,695
Net tax benefit from stock-based compensation	—	1,970	—	—	—	—	1,970
Option exercise	—	(7,053)	—	14,149	—	—	7,096
Common stock repurchased for restricted stock plan (1,500 shares)	—	19	(3)	(16)	—	—	—
Cash dividend paid ($0.12 per common share)	—	—	(38,980)	—	—	—	(38,980)
ESOP shares allocated or committed to be released	—	1,238	—	—	1,498	—	2,736
Balance at June 30, 2016	$3,591	2,788,796	984,958	(542,407)	(88,752)	(13,934)	3,132,252

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$87,981	88,309
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,430	3,128
Amortization of premiums and accretion of discounts on securities, net	6,635	6,950
Amortization of premiums and accretion of fees and costs on loans, net	(1,489)	(2,744)
Amortization of intangible assets	1,487	1,708
Provision for loan losses	10,000	16,000
Depreciation and amortization of office properties and equipment	7,657	6,210
Gain on securities, net	(3,028)	(84)
Mortgage loans originated for sale	(87,459)	(131,793)
Proceeds from mortgage loan sales	86,551	125,209
Gain on sales of mortgage loans, net	(1,631)	(2,264)
Loss (gain) on sale of other real estate owned	102	(310)
Income on bank owned life insurance	(2,261)	(2,012)
Increase in accrued interest receivable	(5,928)	(2,550)
Deferred tax expense	8,270	(8,076)
Decrease in other assets	1,624	1,030
Increase in other liabilities	8,104	36,613
Total adjustments	41,064	47,015
Net cash provided by operating activities	129,045	135,324
Cash flows from investing activities:
Purchases of loans receivable	(35,434)	(23,841)
Net originations of loans receivable	(730,751)	(954,848)
Proceeds from sale of loans held for investment	7,560	28,561
Gain on disposition of loans held for investment	(484)	(2,059)
Net proceeds from sale of foreclosed real estate	3,214	1,985
Proceeds from principal repayments/calls/maturities of securities available for sale	134,601	116,630
Proceeds from sales of securities available for sale	57,757	—
Proceeds from principal repayments/calls/maturities of securities held to maturity	166,981	143,262
Proceeds from sales of securities held to maturity	14,348	—
Purchases of securities available for sale	(250,389)	(200,736)
Purchases of securities held to maturity	(165,012)	(340,057)
Proceeds from redemptions of Federal Home Loan Bank stock	79,287	93,596
Purchases of Federal Home Loan Bank stock	(109,674)	(128,721)
Purchases of office properties and equipment	(11,144)	(12,899)
Death benefit proceeds from bank owned life insurance	472	6,406
Net cash used in investing activities	(838,668)	(1,272,721)

Cash flows from financing activities:
Net increase in deposits	362,201	700,503
Net increase in other borrowings	631,081	680,017
Net increase in advance payments by borrowers for taxes and insurance	9,456	16,750
Dividends paid	(38,980)	(53,210)
Exercise of stock options	7,096	4,960
Purchase of treasury stock	(263,784)	(215,070)
Net tax benefit from stock-based compensation	1,971	1,453
Net cash provided by financing activities	709,041	1,135,403
Net decrease in cash and cash equivalents	(582)	(1,994)
Cash and cash equivalents at beginning of period	148,904	230,961
Cash and cash equivalents at end of period	$148,322	228,967
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$860	3,383
Cash paid during the year for:
Interest	75,440	63,498
Income taxes	36,057	48,140
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2015 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.     Stock Transactions
Stock Repurchase Programs
In connection with the second step conversion completed on May 7, 2014, the existing stock repurchase plan was terminated. Under applicable federal regulations, the Company was not permitted to implement a stock repurchase program during the first year following completion of the second-step conversion without prior notice to, and the receipt of a non-objection from the Federal Reserve Board. On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of its second step conversion. Accordingly, the Board of Directors authorized the repurchase of 17,911,561 shares. The first program was completed on June 30, 2015.
On June 9, 2015, the Company announced its second share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 34,779,211 shares. The second repurchase program commenced immediately upon completion of the first repurchase plan on June 30, 2015.
On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 31,481,189 shares. The new repurchase program commenced immediately upon completion of the second repurchase plan on June 17, 2016.
During the six months ended June 30, 2016, the Company purchased 22,823,110 shares at a cost of $263.8 million, or approximately $11.56 per share.

3.     Business Combinations
On May 3, 2016, the Company announced the signing of a definitive merger agreement with The Bank of Princeton. Under the terms of the merger agreement, 60% of the common shares of Princeton Bank will be converted into the Company's common stock and the remaining 40% will be exchanged for cash. The Bank of Princeton shareholders will have the option to receive either 2.633 shares of the Company's common stock or $30.75 in cash for each share of The Bank of Princeton common stock, subject to proration to ensure that, in the aggregate, 60% of The Bank of Princeton's shares will be converted into the Company's common stock. As of March 31, 2016, The Bank of Princeton had assets of $1.0 billion, loans of $842 million and deposits of $820 million and operated 10 branches in New Jersey and 3 in the Philadelphia market. The merger agreement has been approved by the boards of directors of each company. Conditions required to be completed for this transaction include The Bank of Princeton shareholder approval, regulatory approvals, the effectiveness of the registration statement to be filed by the Company with respect to the stock exchanged to be issued in the transaction and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2016			2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$44,355			$46,362
Basic earnings per share:
Income available to common stockholders	$44,355	298,417,609	$0.15	$46,362	333,277,572	$0.14
Effect of dilutive common stock equivalents (1)		3,091,999			3,174,976
Diluted earnings per share:
Income available to common stockholders	$44,355	301,509,608	$0.15	$46,362	336,452,548	$0.14
(1) For the three months ended June 30, 2016 and 2015, there were 11,585,684 and 18,454,239 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2016			2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$87,981			$88,309
Basic earnings per share:
Income available to common stockholders	$87,981	303,816,849	$0.29	$88,309	338,727,198	$0.26
Effect of dilutive common stock equivalents (1)		3,215,766			3,142,579
Diluted earnings per share:
Income available to common stockholders	$87,981	307,032,615	$0.29	$88,309	341,869,777	$0.26
(1) For the six months ended June 30, 2016 and 2015, there were 11,717,574 and 18,454,239 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At June 30, 2016
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,827	740	—	6,567
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	497,434	8,032	19	505,447
Federal National Mortgage Association	802,722	13,827	205	816,344
Government National Mortgage Association	52,314	369	—	52,683
Total mortgage-backed securities available-for-sale	1,352,470	22,228	224	1,374,474
Total available-for-sale securities	$1,358,297	22,968	224	1,381,041

	At June 30, 2016
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$2,174	—	2,174	33	—	2,207
Municipal bonds	37,966	—	37,966	1,505	—	39,471
Corporate and other debt securities	59,727	(22,603)	37,124	36,425	—	73,549
Total debt securities held-to-maturity	99,867	(22,603)	77,264	37,963	—	115,227
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	465,714	(2,014)	463,700	9,589	139	473,150
Federal National Mortgage Association	1,270,206	(2,234)	1,267,972	29,419	9	1,297,382
Government National Mortgage Association	18,825	—	18,825	480	—	19,305
Total mortgage-backed securities held-to-maturity	1,754,745	(4,248)	1,750,497	39,488	148	1,789,837
Total held-to-maturity securities	$1,854,612	(26,851)	1,827,761	77,451	148	1,905,064

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

Approximately $472.6 million of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity, are shown below.

	June 30, 2016
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$32,041	32,040
Due after one year through five years	3,309	3,342
Due after five years through ten years	—	—
Due after ten years	41,914	79,845
Total	$77,264	115,227

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015, was as follows:

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$21,085	19	—	—	21,085	19
Federal National Mortgage Association	53,957	177	13,717	28	67,674	205
Total available-for-sale securities	$75,042	196	13,717	28	88,759	224
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$—	—	4,288	139	4,288	139
Federal National Mortgage Association	15,423	9	—	—	15,423	9
Total held-to-maturity securities	$15,423	9	4,288	139	19,711	148
Total	$90,465	205	18,005	167	108,470	372

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,692	16	—	—	4,692	16
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$263,255	2,443	—	—	263,255	2,443
Federal National Mortgage Association	375,792	2,850	14,821	449	390,613	3,299
Government National Mortgage Association	24,874	163	—	—	24,874	163
Total mortgage-backed securities available-for-sale	663,921	5,456	14,821	449	678,742	5,905
Total available-for-sale securities	$668,613	5,472	14,821	449	683,434	5,921
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	342,702	2,804	4,887	278	347,589	3,082
Federal National Mortgage Association	547,326	5,477	29,013	643	576,339	6,120
Total mortgage-backed securities held-to-maturity	890,028	8,281	33,900	921	923,928	9,202
Total held-to-maturity securities	$890,028	8,281	33,900	921	923,928	9,202
Total	$1,558,641	13,753	48,721	1,370	1,607,362	15,123
At June 30, 2016, gross unrealized losses relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been positively impacted by the recent decrease in intermediate-term market interest rates.
At June 30, 2016, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities ("TruPS"), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At June 30, 2016 the TruPS had a amortized cost and estimated fair value of $37.1 million and $73.5 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at June 30, 2016 had an amortized cost and estimated fair value of $35.2 million and $67.1 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.

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
With the assistance of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At June 30, 2016 and 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended June 30, 2016 and 2015. At June 30, 2016, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $22.6 million ($13.4 million after-tax) and is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance of credit related OTTI, beginning of period	$99,088	107,844	100,200	108,817
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(1,111)	(972)	(2,223)	(1,945)
Balance of credit related OTTI, end of period	$97,977	106,872	97,977	106,872

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended June 30, 2016, the Company received sale proceeds of $24.7 million on a pool of mortgage-backed securities from the available-for-sale portfolio resulting in a gross realized gain of $804,000. For the six months ended June 30, 2016, the Company received sale proceeds of $57.8 million on pools of mortgage-backed securities from the available-for-sale portfolio resulting in a gross realized gain of $2.2 million.

For the three and six months ended June 30, 2016, the Company received sale proceeds of $14.3 million on a pool of mortgage-backed securities from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

For the three and six months ended June 30, 2015, the Company recognized gains on available-for-sale securities of $42,000 and $84,000, respectively, which were related to capital distributions of equity securities from the available-for-sale portfolio. For the three and six months ended June 30, 2015, there were no sales of securities from the held-to-maturity portfolio.

6.    Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Multi-family loans	$6,903,992	6,255,904
Commercial real estate loans	4,027,584	3,821,950
Commercial and industrial loans	1,100,397	1,044,329
Construction loans	240,876	224,057
Total commercial loans	12,272,849	11,346,240
Residential mortgage loans	4,819,832	5,037,898
Consumer and other loans	543,498	496,103
Total loans excluding PCI loans	17,636,179	16,880,241
PCI loans	11,245	11,089
Net unamortized premiums and deferred loan costs (1)	(16,237)	(11,692)
Allowance for loan losses	(220,316)	(218,505)
Net loans	$17,410,871	16,661,133
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

The following table presents changes in the accretable yield for PCI loans during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$1,603	$855	$449	$971
Acquisitions	—	—	—	—
Accretion	(54)	(115)	(121)	(231)
Net reclassification from non-accretable difference	—	—	1,221	—
Balance, end of period	$1,549	$740	$1,549	$740

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of the period	$216,613	$208,181	$218,505	$200,284
Loans charged off	(2,431)	(2,378)	(10,408)	(4,277)
Recoveries	1,134	1,159	2,219	1,955
Net charge-offs	(1,297)	(1,219)	(8,189)	(2,322)
Provision for loan losses	5,000	7,000	10,000	16,000
Balance at end of the period	$220,316	$213,962	$220,316	$213,962
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the six months ended June 30, 2016, the Company recorded charge-offs related to PCI loans acquired of $25,000.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. The loss factors used are based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, geographic concentrations, lending policies and procedures and industry and peer comparisons, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(137)	(235)	(3,966)	(51)	(5,835)	(184)	—	(10,408)
Recoveries	1,310	226	19	259	318	87	—	2,219
Provision	3,187	4,392	1,907	1,914	(988)	(263)	(149)	10,000
Ending balance-June 30, 2016	$92,583	51,382	38,545	8,916	24,938	2,795	1,157	220,316

Individually evaluated for impairment	$—	—	—	—	1,344	9	—	1,353
Collectively evaluated for impairment	92,583	51,382	38,545	8,916	23,594	2,786	1,157	218,963
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at June 30, 2016	$92,583	51,382	38,545	8,916	24,938	2,795	1,157	220,316

Loans:
Individually evaluated for impairment	$1,001	9,516	4,113	1,426	23,038	293	—	39,387
Collectively evaluated for impairment	6,902,991	4,018,068	1,096,284	239,450	4,796,794	543,205	—	17,596,792
Loans acquired with deteriorated credit quality	—	7,817	56	1,426	1,583	363	—	11,245
Balance at June 30, 2016	$6,903,992	4,035,401	1,100,453	242,302	4,821,415	543,861	—	17,647,424

	December 31, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(284)	(1,021)	(516)	(466)	(9,526)	(403)	—	(12,216)
Recoveries	445	807	295	317	2,295	278	—	4,437
Provision	16,915	3,183	20,047	455	(9,262)	(67)	(5,271)	26,000
Ending balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Individually evaluated for impairment	$—	—	2,409	—	1,773	9	—	4,191
Collectively evaluated for impairment	88,223	46,999	38,176	6,794	29,670	3,146	1,306	214,314
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Loans:
Individually evaluated for impairment	$3,219	18,941	9,395	2,504	22,539	389	—	56,987
Collectively evaluated for impairment	6,252,685	3,803,009	1,034,934	221,553	5,015,359	495,714	—	16,823,254
Loans acquired with deteriorated credit quality	—	7,149	56	1,786	1,645	453	—	11,089
Balance at December 31, 2015	$6,255,904	3,829,099	1,044,385	225,843	5,039,543	496,556	—	16,891,330
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
Watch - A "Watch" asset has all the characteristics of a Pass asset but warrant more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential loans delinquent 30-59 days are considered watch if not already identified as impaired.
Special Mention - A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential loans delinquent 60-89 days are considered special mention if not already identified as impaired.
Substandard - A “Substandard” asset is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential loans delinquent 90 days or greater as well as those identified as impaired are considered substandard.
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
The following tables present the risk category of loans as of June 30, 2016 and December 31, 2015 by class of loans excluding PCI loans:

	June 30, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,452,965	299,908	113,785	37,334	—	—	6,903,992
Commercial real estate	3,567,741	387,055	52,424	20,364	—	—	4,027,584
Commercial and industrial	835,414	236,585	22,670	5,728	—	—	1,100,397
Construction	203,221	32,533	1,200	3,922	—	—	240,876
Total commercial loans	11,059,341	956,081	190,079	67,348	—	—	12,272,849
Residential mortgage	4,707,626	22,385	7,481	82,340	—	—	4,819,832
Consumer and other	532,984	2,706	1,075	6,733	—	—	543,498
Total	$16,299,951	981,172	198,635	156,421	—	—	17,636,179

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,876,425	325,414	17,033	37,032	—	—	6,255,904
Commercial real estate	3,411,876	331,429	38,265	40,380	—	—	3,821,950
Commercial and industrial	793,527	223,474	13,782	13,546	—	—	1,044,329
Construction	207,499	12,833	—	3,725	—	—	224,057
Total commercial loans	10,289,327	893,150	69,080	94,683	—	—	11,346,240
Residential mortgage	4,930,961	24,584	13,796	68,557	—	—	5,037,898
Consumer and other	482,715	3,987	427	8,974	—	—	496,103
Total	$15,703,003	921,721	83,303	172,214	—	—	16,880,241

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans excluding PCI loans:

	June 30, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$—	—	239	239	6,903,753	6,903,992
Commercial real estate	3,933	691	6,006	10,630	4,016,954	4,027,584
Commercial and industrial	3,047	806	434	4,287	1,096,110	1,100,397
Construction	—	—	190	190	240,686	240,876
Total commercial loans	6,980	1,497	6,869	15,346	12,257,503	12,272,849
Residential mortgage	23,385	8,017	65,618	97,020	4,722,812	4,819,832
Consumer and other	2,706	1,075	6,441	10,222	533,276	543,498
Total	$33,071	10,589	78,928	122,588	17,513,591	17,636,179

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,236	—	1,886	16,122	6,239,782	6,255,904
Commercial real estate	4,171	352	6,429	10,952	3,810,998	3,821,950
Commercial and industrial	957	—	4,386	5,343	1,038,986	1,044,329
Construction	—	—	792	792	223,265	224,057
Total commercial loans	19,364	352	13,493	33,209	11,313,031	11,346,240
Residential mortgage	27,092	14,956	68,560	110,608	4,927,290	5,037,898
Consumer and other	3,987	427	8,976	13,390	482,713	496,103
Total	$50,443	15,735	91,029	157,207	16,723,034	16,880,241
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	June 30, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	2	$1,240	4	$3,467
Commercial real estate	33	11,713	37	10,820
Commercial and industrial	6	654	17	9,225
Construction	1	190	4	792
Total commercial loans	42	13,797	62	24,304
Residential mortgage and consumer	471	86,527	500	91,122
Total non-accrual loans	513	$100,324	562	$115,426

Included in the non-accrual table above are troubled debt restructured loans ("TDR") whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2016 and December 31, 2015, these loans are comprised of the following:

	June 30, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	1	$1,001	1	$1,032
Commercial real estate	3	524	2	240
Commercial and industrial	—	—	2	2,226
Total commercial loans	4	1,525	5	3,498
Residential mortgage and consumer	29	6,568	15	3,378
Total current TDR classified as non-accrual	33	$8,093	20	$6,876
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	June 30, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$548
Commercial real estate	—	—	5	2,309
Commercial and industrial	1	220	1	360
Total commercial loans	1	220	7	3,217
Residential mortgage and consumer	5	1,537	11	3,338
Total current TDR classified as non-accrual	6	$1,757	18	$6,555
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of June 30, 2016, PCI loans with a carrying value of $11.2 million included $9.3 million of which were current, none of which were 30-89 days delinquent and $1.9 million of which were 90 days or more delinquent. As of December 31, 2015, PCI loans with a carrying value of $11.1 million included $9.0 million of which were current and $2.1 million of which were 90 days or more delinquent.
At June 30, 2016 and December 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $39.4 million and $57.0 million, respectively, with allocations of the allowance for loan losses of $1.4 million and $4.2 million for the periods ending June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016 and 2015, interest income received and recognized on these loans totaled $895,000 and $667,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of June 30, 2016 and
December 31, 2015:

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$1,001	1,077	—	2,073	21
Commercial real estate	9,516	14,355	—	8,474	285
Commercial and industrial	4,113	4,192	—	3,667	112
Construction	1,426	1,432	—	1,881	33
Total commercial loans	16,056	21,056	—	16,095	451
Residential mortgage and consumer	10,007	13,107	—	8,702	227
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,324	13,705	1,353	15,086	217
Total:
Multi-family	1,001	1,077	—	2,073	21
Commercial real estate	9,516	14,355	—	8,474	285
Commercial and industrial	4,113	4,192	—	3,667	112
Construction	1,426	1,432	—	1,881	33
Total commercial loans	16,056	21,056	—	16,095	451
Residential mortgage and consumer	23,331	26,812	1,353	23,788	444
Total impaired loans	$39,387	47,868	1,353	39,883	895

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	5,155	5,160	—	3,575	200
Construction	2,504	6,412	—	4,288	226
Total commercial loans	29,819	46,339	—	29,760	1,681
Residential mortgage and consumer	8,020	12,433	—	7,611	463
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	4,240	4,271	2,409	4,389	194
Construction	—	—	—	—	—
Total commercial loans	4,240	4,271	2,409	4,389	194
Residential mortgage and consumer	14,908	13,695	1,782	16,424	476
Total:
Multi-family	3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	9,395	9,431	2,409	7,964	394
Construction	2,504	6,412	—	4,288	226
Total commercial loans	34,059	50,610	2,409	34,149	1,875
Residential mortgage and consumer	22,928	26,128	1,782	24,035	939
Total impaired loans	$56,987	76,738	4,191	58,184	2,814
The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.
Troubled Debt Restructurings
On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a TDR.
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

The following table presents the total troubled debt restructured loans at June 30, 2016 and December 31, 2015. There were three residential PCI loans that were classified as TDRs and are included in the table below at June 30, 2016. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2015.

	June 30, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$1,001	1	$1,001
Commercial real estate	3	4,499	5	3,649	8	8,148
Commercial and industrial	1	1,911	2	513	3	2,424
Construction	—	—	—	—	—	—
Total commercial loans	4	6,410	8	5,163	12	11,573
Residential mortgage and consumer	25	5,739	67	17,592	92	23,331
Total	29	$12,149	75	$22,755	104	$34,904

	December 31, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	2	$1,580	2	$1,580
Commercial real estate	5	13,161	9	5,826	14	18,987
Commercial and industrial	1	640	3	2,586	4	3,226
Construction	1	313	2	405	3	718
Total commercial loans	7	14,114	16	10,397	23	24,511
Residential mortgage and consumer	32	8,375	49	14,553	81	22,928
Total	39	$22,489	65	$24,950	104	$47,439

The following table presents information about troubled debt restructurings that occurred during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$128	$128	1	$78	$78
Residential mortgage and consumer	7	635	635	6	913	913

	Six Months Ended June 30,
	2016			2015
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	3	570	570	1	78	78
Construction	—	—	—	1	1,326	1,326
Residential mortgage and consumer	14	1,593	1,593	13	2,454	2,454

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependant TDRs during the six months ended June 30, 2016 and 2015. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.4 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. As of June 30, 2016, the Company had 1 existing TDR commercial loan for which the Company extended an existing working capital line of credit. Subsequent to June 30, 2016, this TDR paid off all existing facilities. The borrower had drawn $1.0 million on such line of credit as of June 30, 2016.

The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Commercial real estate	1	3.25%	3.25%	1	5.00%	5.00%
Residential mortgage and consumer	7	6.71%	3.72%	6	5.89%	3.54%

	Six Months Ended June 30,
	2016			2015
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Commercial real estate	3	3.92%	4.18%	1	5.00%	5.00%
Construction	—	—%	—%	1	5.00%	5.00%
Residential mortgage and consumer	14	6.31%	3.89%	13	5.18%	3.42%
Payment defaults for loans modified as TDR in the previous 12 months to June 30, 2016 consisted of 4 residential loans, 3 commercial real estate loans and 1 construction loan with a recorded investment of $880,000, $246,000 and $132,000, respectively, at June 30, 2016. Payment defaults for loans modified as TDRs in the previous 12 months to June 30, 2015 consisted of 2 residential loans with a recorded investment of $614,000 at June 30, 2015.

7.     Deposits
Deposits are summarized as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Checking accounts	$5,275,526	4,636,025
Money market deposits	3,849,932	3,861,317
Savings	2,101,142	2,150,004
Total transaction accounts	11,226,600	10,647,346
Certificates of deposit	3,199,257	3,416,310
Total deposits	$14,425,857	14,063,656

8.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights	$15,573	16,248
Core deposit premiums	9,859	11,332
Other	972	160
Total other intangible assets	26,404	27,740
Goodwill	77,571	77,571
Goodwill and intangible assets	$103,975	105,311

The following table summarizes other intangible assets as of June 30, 2016 and December 31, 2015:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2016
Mortgage servicing rights	$26,968	(11,274)	(121)	15,573
Core deposit premiums	25,058	(15,199)	—	9,859
Other	1,150	(178)	—	972
Total other intangible assets	$53,176	(26,651)	(121)	26,404

December 31, 2015
Mortgage servicing rights	$23,411	(7,042)	(121)	16,248
Core deposit premiums	25,058	(13,726)	—	11,332
Other	300	(140)	—	160
Total other intangible assets	$48,769	(20,908)	(121)	27,740

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $2.03 billion and $2.12 billion at June 30, 2016 and December 31, 2015 respectively, all of which relate to residential mortgage loans. At June 30, 2016 and December 31, 2015, the servicing asset, included in intangible assets, had an estimated fair value of $15.6 million and $16.2 million, respectively. For the six months ended June 30, 2016, fair value was based on expected future cash flows considering a weighted average discount rate of 10.19%, a weighted average constant prepayment rate on mortgages of 13.80% and a weighted average life of 5.7 years. Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

9.     Equity Incentive Plan

At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan ("2015 Plan") which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.

Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company's common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the six months ended June 30, 2016, the Company granted 221,890 shares of restricted stock awards under the 2015 Plan.

Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the six months ended June 30, 2016, the Company granted 140,000 stock options under the 2015 Plan.

The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Weighted average expected life (in years)	7.00	7.43
Weighted average risk-free rate of return	1.82%	1.96%
Weighted average volatility	24.05%	25.33%
Dividend yield	1.86%	1.59%
Weighted average fair value of options granted	$2.88	$3.12

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

The Company applied ASC 718 "Compensation- Stock Compensation," ("ASC 718") and began to expense the fair value of all share-based compensation granted over the requisite service periods. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”), the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

The following table presents the share based compensation expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Stock option expense	$1,516	111	2,990	115
Restricted stock expense	3,845	240	6,705	240
Total share based compensation expense	$5,361	351	9,695	355
The following is a summary of the Company’s stock option activity and related information for its option plan for the six months ended June 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	18,804,816	$10.00	6.8	$46,996
Granted	140,000	11.51	9.7
Exercised	(1,182,173)	6.00	0.5
Forfeited	(55,360)	12.54
Expired	(102)	8.08
Outstanding at June 30, 2016	17,707,181	$10.27	6.7	$36,718
Exercisable at June 30, 2016	8,063,494	$7.58	3.4	$36,645
Expected future expense relating to the non-vested options outstanding as of June 30, 2016 is $29.9 million over a weighted average period of 5.3 years.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2016 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date fair Value
Outstanding at December 31, 2015	6,759,832	$12.64
Granted	221,890	11.45
Vested	(971,571)
Forfeited	(1,500)
Outstanding and non vested at June 30, 2016	6,008,651	$12.51
Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2016 is $72.9 million over a weighted average period of 5.5 years.

10.     Net Periodic Benefit Plan Expense
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
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$894	774	1,787	1,548
Interest cost	474	374	948	749
Amortization of:
Prior service cost	—	12	—	24
Net gain	514	321	1,028	641
Total net periodic benefit cost	$1,882	1,481	3,763	2,962
Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERPs and Directors’ plan during the six months ended June 30, 2016.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution to the defined benefit pension plan during the six months ended June 30, 2016. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2016.

11.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended June 30,
	2016			2015
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$72,765	(28,410)	44,355	73,301	(26,939)	46,362
Other comprehensive income (loss):
Change in funded status of retirement obligations	537	(219)	318	352	(144)	208
Unrealized gain (loss) on securities available-for-sale	4,920	(1,300)	3,620	(9,409)	3,785	(5,624)
Accretion of loss on securities reclassified to held to maturity available for sale	484	(200)	284	642	(262)	380
Reclassification adjustment for security gains included in net income	(804)	322	(482)	—	—	—
Other-than-temporary impairment accretion on debt securities	322	(132)	190	319	(130)	189
Total other comprehensive income (loss)	5,459	(1,529)	3,930	(8,096)	3,249	(4,847)
Total comprehensive income	$78,224	(29,939)	48,285	65,205	(23,690)	41,515

	Six Months Ended June 30,
	2016			2015
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$143,890	(55,909)	87,981	140,367	(52,058)	88,309
Other comprehensive income:
Change in funded status of retirement obligations	1,074	(439)	635	702	(288)	414
Unrealized gain (loss) on securities available-for-sale	22,360	(8,739)	13,621	(1,041)	513	(528)
Accretion of loss on securities reclassified to held to maturity from available for sale	959	(392)	567	1,285	(524)	761
Reclassification adjustment for security gains included in net income	(2,192)	877	(1,315)	—	—	—
Other-than-temporary impairment accretion on debt securities	646	(263)	383	646	(264)	382
Total other comprehensive income	22,847	(8,956)	13,891	1,592	(563)	1,029
Total comprehensive income	$166,737	(64,865)	101,872	141,959	(52,621)	89,338

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gain on securities available-for-sale	Reclassification adjustment for gains included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2015	$(12,366)	(3,080)	2,918	(1,547)	(13,750)	(27,825)
Net change	635	567	13,621	(1,315)	383	13,891
Balance - June 30, 2016	$(11,731)	(2,513)	16,539	(2,862)	(13,367)	(13,934)

Balance - December 31, 2014	$(10,911)	(4,528)	7,851	—	(14,816)	(22,404)
Net change	414	761	(528)	—	382	1,029
Balance - June 30, 2015	$(10,497)	(3,767)	7,323	—	(14,434)	(21,375)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions, net	$(804)	—	(2,192)	—
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of prior service cost	—	12	—	24
Amortization of net gain	537	339	1,074	678
Compensation and fringe benefits	537	351	1,074	702
Total before tax	(267)	351	(1,118)	702
Income tax expense	103	(144)	438	(288)
Net of tax	$(164)	207	(680)	414

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

	Carrying Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,567	6,567	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	505,447	—	505,447	—
Federal National Mortgage Association	816,344	—	816,344	—
Government National Mortgage Association	52,683	—	52,683	—
Total mortgage-backed securities available-for-sale	1,374,474	—	1,374,474	—
Total securities available-for-sale	$1,381,041	6,567	1,374,474	—

	Carrying Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,495	6,495	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	547,451	—	547,451	—
Federal National Mortgage Association	726,072	—	726,072	—
Government National Mortgage Association	24,679	—	24,679	—
Total mortgage-backed securities available-for-sale	1,298,202	—	1,298,202	—
Total securities available-for-sale	$1,304,697	6,495	1,298,202	—
There have been no changes in the methodologies used at June 30, 2016 from December 31, 2015, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2016, the fair value model used prepayment speeds ranging from 2.18% to 26.22% and a discount rate of 10.19% for the valuation of the mortgage servicing rights. At December 31, 2015, the fair value model used prepayment speeds ranging from 6.30% to 26.28% and a discount rate of 10.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At June 30, 2016, appraisals were discounted in a range of 0%-25% for estimated costs to sell.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015. For the three months ended June 30, 2016 there was no change to the carrying value of impaired loans or mortgage servicing rights measured at fair value on a non-recurring basis. For the year ended December 31, 2015, there was no change to carrying value of impaired loans or mortgage servicing rights measured at fair value on a non-recurring basis.

					Carrying Value at June 30, 2016
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	5.30%	520	—	—	520
					$520	—	—	520

					Carrying Value at December 31, 2015
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.90%	510	—	—	510
					$510	—	—	510
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,322	148,322	148,322	—	—
Securities available-for-sale	1,381,041	1,381,041	6,567	1,374,474	—
Securities held-to-maturity	1,827,761	1,905,064	—	1,831,515	73,549
Stock in FHLB	208,824	208,824	208,824	—	—
Loans held for sale	9,970	9,970	—	9,970	—
Net loans	17,410,871	17,459,023	—	—	17,459,023
Financial liabilities:
Deposits, other than time deposits	$11,226,600	11,226,600	11,226,600	—	—
Time deposits	3,199,257	3,202,329	—	3,202,329	—
Borrowed funds	3,894,171	3,966,910	—	3,966,910	—

	December 31, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,904	148,904	148,904	—	—
Securities available-for-sale	1,304,697	1,304,697	6,495	1,298,202	—
Securities held-to-maturity	1,844,223	1,888,686	—	1,810,869	77,817
Stock in FHLB	178,437	178,437	178,437	—	—
Loans held for sale	7,431	7,431	—	7,431	—
Net loans	16,661,133	16,650,529	—	—	16,650,529
Financial liabilities:
Deposits, other than time deposits	$10,647,346	10,647,346	10,647,346	—	—
Time deposits	3,416,310	3,414,528	—	3,414,528	—
Borrowed funds	3,263,090	3,277,983	—	3,277,983	—
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

13.    Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
On July 27, 2016, the Company declared a cash dividend of $0.06 per share. The $0.06 dividend per share will be paid to stockholders on August 25, 2016, with a record date of August 10, 2016.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR"), and other commercial loans greater than $1.0 million if management has specific information that it is probable we will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. We also analyze historical loss experience using the appropriate look-back and loss emergence period. The loss factors used are based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, geographic concentrations, lending policies and procedures and industry and peer comparisons, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the six months ended June 30, 2016, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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

Executive Summary
Since the Company's initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits. Our transformation can be attributed to a number of factors, including organic growth, de novo branches, bank and branch acquisitions, as well as expanding our product offerings. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level of interest rates, the shape of the market yield curve, the timing of the placement and the repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The persistent low interest rate environment over the last year, coupled with an increase in short term interest rates in December 2015, has resulted in sustained pressure on our net interest income.  Interest-earning assets continue to be originated or re-priced at yields lower than the overall portfolio, and competitive pricing remains strong.  But despite the overall flattening of the treasury yield curve, we have been able to generally offset net interest income compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates before the end of 2016.  If short-term interest rates increase, and the yield curve flattens further, we may be subject to near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
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
We continue to grow and transform the composition of our balance sheet. Total assets increased by $829.6 million, or 4.0%, to $21.72 billion at June 30, 2016, from $20.89 billion December 31, 2015. Net loans increased $749.7 million, or 4.5%, to $17.41 billion at June 30, 2016 from $16.66 billion at December 31, 2015, and securities increased by $59.9 million, or 1.9%, to $3.21 billion at June 30, 2016 from $3.15 billion December 31, 2015. During the six months ended June 30, 2016, we originated $1.11 billion in multi-family loans, $452.8 million in commercial and industrial loans, $301.0 million in commercial real estate loans, $229.5 million in residential loans, $190.5 million in consumer and other loans and $197.8 million in construction loans. Our strategic objective is to become more commercial bank like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.
On May 3, 2016, we announced the signing of a definitive merger agreement with The Bank of Princeton. As of March 31, 2016, The Bank of Princeton had assets of $1.0 billion, loans of $842 million and deposits of $820 million and operated 10 branches in New Jersey and 3 in the Philadelphia market. The transaction is subject to regulatory approvals and customary closing conditions.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 14.42% at June 30, 2016 from 15.85% at December 31, 2015. In March 2015, we commenced the first stock repurchase plan since our second step for 5% of our outstanding shares of common stock, or approximately 17.9 million shares. This repurchase plan was completed in June 2015 when we announced our second share repurchase program which authorizes the repurchase of an additional 10% of outstanding shares of common stock, or approximately 34.8 million shares. On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31.5 million shares. This plan commenced immediately upon the completion of the previous plan in June 2016. Stockholders' equity was impacted for the six months ended June 30, 2016 by the repurchase of 22.8 million shares of common stock for $263.8 million as well as cash dividends of $0.12 per share totaling $39.0 million.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branching, enhanced product offerings, investments in our people and opportunistic acquisitions in our market area. During 2016, we continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add key personnel as our company grows and our business changes. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased by $829.6 million, or 4.0%, to $21.72 billion at June 30, 2016 from $20.89 billion at December 31, 2015. Net loans increased $749.7 million, or 4.5% to $17.41 billion at June 30, 2016 from $16.66 billion at December 31, 2015, while securities increased by $59.9 million, or 1.9%, to $3.21 billion at June 30, 2016 from $3.15 billion at December 31, 2015.

Net Loans. Net loans increased by $749.7 million, or 4.5%, to $17.41 billion at June 30, 2016 from $16.66 billion at December 31, 2015. The detail of the loan portfolio (including PCI loans) is below:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$6,903,992	$6,255,903
Commercial real estate loans	4,035,401	3,829,099
Commercial and industrial loans	1,100,453	1,044,386
Construction loans	242,302	225,843
Total commercial loans	12,282,148	11,355,231
Residential mortgage loans	4,821,415	5,039,543
Consumer and other	543,861	496,556
Total Loans	17,647,424	16,891,330
Premiums on purchased loans and deferred loan fees, net	(16,237)	(11,692)
Allowance for loan losses	(220,316)	(218,505)
Net loans	$17,410,871	$16,661,133

During the six months ended June 30, 2016, we originated $1.11 billion in multi-family loans, $301.0 million in commercial real estate loans, $452.8 million in commercial and industrial loans, $229.5 million in residential loans, $190.5 million in consumer and other loans and $197.8 million in construction loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated $87.0 million for the six months ended June 30, 2016 in residential mortgage loans that were sold to third party investors.

We also hold in our loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2016 and December 31, 2015 was $153.8 million and $172.3 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of June 30, 2016, we had $682.0 million commercial real estate interest only loans in our loan portfolio, of which $549.4 million have twenty-four months or less remaining on the interest only term. We maintained stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
    The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios.

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	2	$1.2	3	$2.9	4	$3.5	4	$3.0	6	$4.1
Commercial real estate	33	11.7	35	10.3	37	10.8	40	13.8	36	12.9
Commercial and industrial	6	0.7	10	5.6	17	9.2	9	6.5	7	2.2
Construction	1	0.2	3	0.5	4	0.8	5	1.0	3	0.9
Total commercial loans	42	13.8	51	19.3	62	24.3	58	24.3	52	20.1
Residential and consumer	471	86.5	488	85.9	500	91.1	506	99.8	422	86.6
Total non-accrual loans	513	$100.3	539	$105.2	562	$115.4	564	$124.1	474	$106.7
Accruing troubled debt restructured loans	29	$12.1	30	$10.7	39	$22.5	38	$25.2	48	$29.6
Non-accrual loans to total loans		0.57%		0.61%		0.68%		0.76%		0.68%
Allowance for loan loss as a percent of non-accrual loans		219.60%		205.83%		189.30%		175.97%		200.51%
Allowance for loan loss as a percent of total loans		1.25%		1.26%		1.29%		1.33%		1.36%
Total non-accrual loans decreased to $100.3 million at June 30, 2016 compared to $105.2 million at March 31, 2016 and $106.7 million at June 30, 2015. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At June 30, 2016, there were $34.9 million of loans deemed as troubled debt restructurings, of which $23.3 million were residential and consumer loans, $8.1 million were commercial real estate loans, $1.0 million were multi-family loans, and $2.4 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $12.1 million were classified as accruing and $22.8 million were classified as non-accrual at June 30, 2016.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2016, the Company has deemed potential problem loans excluding PCI loans, totaling $8.5 million, which comprised of 7 commercial real estate loans totaling $4.6 million and 3 commercial and industrial loans totaling $3.9 million. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.57% at June 30, 2016 compared to 0.68% at December 31, 2015. The allowance for loan losses as a percentage of non-accrual loans was 219.60% at June 30, 2016 compared to 189.30% at December 31, 2015. At June 30, 2016, our allowance for loan losses as a percentage of total loans was 1.25% compared to 1.29% at December 31, 2015.
At June 30, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $39.4 million, of which $13.3 million of impaired loans had a specific allowance for credit losses of $1.4 million and $26.1 million of impaired loans had no specific allowance for credit losses. At December 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $57.0 million, of which $19.1 million had a related allowance for credit losses of $4.2 million and $37.8 million had no related allowance for credit losses.

The allowance for loan losses increased by $1.8 million to $220.3 million at June 30, 2016 from $218.5 million at December 31, 2015. The increase in our allowance for loan losses is due to the growth of the loan portfolio particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At June 30, 2016, our allowance for loan loss as a percent of total loans was 1.25%.
The following table sets forth the allowance for loan losses at June 30, 2016 and December 31, 2015 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2016		December 31, 2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$92,583	39.12%	$88,223	37.04%
Commercial real estate loans	51,382	22.87%	46,999	22.67%
Commercial and industrial loans	38,545	6.24%	40,585	6.18%
Construction loans	8,916	1.37%	6,794	1.34%
Residential mortgage loans	24,938	27.32%	31,443	29.83%
Consumer and other loans	2,795	3.08%	3,155	2.94%
Unallocated	1,157	—	1,306	—
Total allowance	$220,316	100.00%	$218,505	100.00%

Securities. Securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, Investors Bancorp may invest in equity securities subject to certain limitations. Purchase decisions are based upon a thorough analysis of each security to determine it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Securities are classified as held-to-maturity or available-for-sale when purchased.

At June 30, 2016, our securities portfolio represented 14.8% of our total assets. Securities, in the aggregate, increased by $59.9 million, or 1.9%, to $3.21 billion at June 30, 2016 from $3.15 billion at December 31, 2015. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $30.4 million, or 17.0%, to $208.8 million at June 30, 2016 from $178.4 million at December 31, 2015. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $160.2 million at June 30, 2016 and $159.2 million at December 31, 2015. Other assets were $2.9 million at June 30, 2016 and $4.7 million at December 31, 2015.
Deposits.  At June 30, 2016, deposits totaled $14.43 billion, representing 78% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits increased by $362.2 million, or 2.6%, from $14.06 billion at December 31, 2015 to $14.43 billion at June 30, 2016. Checking accounts increased $639.5 million to $5.28 billion at June 30, 2016 from $4.64 billion at December 31, 2015. Core deposits represent approximately 78% of our total deposit portfolio at June 30, 2016.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	June 30, 2016		December 31, 2015
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Checking accounts	5,275,526	37%	4,636,025	33%
Money market deposits	3,849,932	27%	3,861,317	27%
Savings	2,101,142	15%	2,150,004	15%
Total core deposits	11,226,600	78%	10,647,346	76%
Certificates of deposit	3,199,257	22%	3,416,310	24%
Total Deposits	14,425,857	100%	14,063,656	100%
Borrowed Funds.  We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. Borrowed funds increased by $631.1 million, or 19.3%, to $3.89 billion at June 30, 2016 from $3.26 billion at December 31, 2015 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $179.4 million to $3.13 billion at June 30, 2016 from $3.31 billion at December 31, 2015. The decrease is primarily attributed to the repurchase of 22.8 million shares of common stock for $263.8 million as well as cash dividends of $0.12 per share totaling $39.0 million for the six months ended June 30, 2016. These decreases were offset by net income of $88.0 million for the six months ended June 30, 2016.
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

	Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$136,718	$74	0.22%	$197,031	$27	0.05%
Securities available-for-sale	1,300,953	5,955	1.83%	1,236,575	5,573	1.80%
Securities held-to-maturity	1,876,567	10,988	2.34%	1,660,688	8,872	2.14%
Net loans	17,173,249	175,922	4.10%	15,642,670	165,515	4.23%
Stock in FHLB	196,130	2,021	4.12%	183,116	1,542	3.37%
Total interest-earning assets	20,683,617	194,960	3.77%	18,920,080	181,529	3.84%
Non-interest-earning assets	767,991			767,913
Total assets	$21,451,608			$19,687,993
Interest-bearing liabilities:
Savings deposits	$2,076,058	$2,342	0.45%	$2,283,388	$1,608	0.28%
Interest-bearing checking	3,146,805	3,612	0.46%	2,716,780	2,421	0.36%
Money market accounts	3,805,237	5,216	0.55%	3,506,441	5,793	0.66%
Certificates of deposit	3,376,342	9,418	1.12%	2,685,177	6,607	0.98%
Total interest-bearing deposits	12,404,442	20,588	0.66%	11,191,786	16,429	0.59%
Borrowed funds	3,608,637	17,067	1.89%	3,379,440	16,548	1.96%
Total interest-bearing liabilities	16,013,079	37,655	0.94%	14,571,226	32,977	0.91%
Non-interest-bearing liabilities	2,260,876			1,648,753
Total liabilities	18,273,955			16,219,979
Stockholders’ equity	3,177,653			3,468,014
Total liabilities and stockholders’ equity	$21,451,608			$19,687,993
Net interest income		$157,305			$148,552
Net interest rate spread(1)			2.83%			2.93%
Net interest-earning assets(2)	$4,670,538			$4,348,854
Net interest margin(3)			3.04%			3.14%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29x			1.30x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$147,297	$177	0.24%	$192,693	$56	0.06%
Securities available-for-sale	1,296,045	12,035	1.86%	1,216,819	10,916	1.79%
Securities held-to-maturity	1,877,058	22,019	2.35%	1,616,366	17,973	2.22%
Net loans	16,971,190	348,755	4.11%	15,348,650	324,567	4.23%
Stock in FHLB	188,427	4,081	4.33%	167,929	3,176	3.78%
Total interest-earning assets	20,480,017	387,067	3.78%	18,542,457	356,688	3.85%
Non-interest-earning assets	772,010			766,460
Total assets	$21,252,027			$19,308,917
Interest-bearing liabilities:
Savings deposits	$2,097,623	$4,721	0.45%	$2,325,314	$3,294	0.28%
Interest-bearing checking	3,073,428	6,747	0.44%	2,725,337	4,855	0.36%
Money market accounts	3,815,996	10,665	0.56%	3,470,721	11,936	0.69%
Certificates of deposit	3,384,758	19,180	1.13%	2,591,285	12,363	0.95%
Total interest-bearing deposits	12,371,805	41,313	0.67%	11,112,657	32,448	0.58%
Borrowed funds	3,461,600	33,886	1.96%	3,088,673	31,247	2.02%
Total interest-bearing liabilities	15,833,405	75,199	0.95%	14,201,330	63,695	0.90%
Non-interest-bearing liabilities	2,193,148			1,571,200
Total liabilities	18,026,553			15,772,530
Stockholders’ equity	3,225,474			3,536,387
Total liabilities and stockholders’ equity	$21,252,027			$19,308,917
Net interest income		$311,868			$292,993
Net interest rate spread(1)			2.83%			2.95%
Net interest-earning assets(2)	$4,646,612			$4,341,127
Net interest margin(3)			3.05%			3.16%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29x			1.31x

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 and 2015
Net Income. Net income for the three months ended June 30, 2016 was $44.4 million compared to net income of $46.4 million for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $88.0 million compared to net income of $88.3 million for the six months ended June 30, 2015.
Net Interest Income. Net interest income increased by $8.8 million, or 5.9% to $157.3 million for the three months ended June 30, 2016 from $148.6 million for the three months ended June 30, 2015. The net interest margin decreased 10 basis points to 3.04% for the three months ended June 30, 2016 from 3.14% for the three months ended June 30, 2015.
Net interest income increased by $18.9 million, or 6.4% to $311.9 million for the six months ended June 30, 2016 from $293.0 million for the six months ended June 30, 2015. The net interest margin decreased 11 basis points to 3.05% for the six months ended June 30, 2016 from 3.16% for the six months ended June 30, 2015.

Total interest and dividend income increased by $13.4 million, or 7.4%, to $195.0 million for the three months ended June 30, 2016. Interest income on loans increased by $10.4 million, or 6.3%, to $175.9 million for the three months ended June 30, 2016 as a result of a $1.53 billion increase in the average balance of net loans to $17.17 billion, primarily attributable to growth in the commercial loan portfolio. The weighted average yield on net loans decreased 13 basis points to 4.10%. Prepayment penalties, which are included in interest income, totaled $5.9 million for the three months ended June 30, 2016 compared to $5.6 million for the three months ended June 30, 2015. Interest income on all other interest-earning assets, excluding loans, increased by $3.0 million, or 18.8% year over year, to $19.0 million for the three months ended June 30, 2016 which is attributable to a $233.0 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.51 billion for the three months ended June 30, 2016. The weighted average yield on interest-earning assets, excluding loans, increased 22 basis points to 2.17%.

Total interest and dividend income increased by $30.4 million, or 8.5%, to $387.1 million for the six months ended June 30, 2016. Interest income on loans increased by $24.2 million, or 7.5%, to $348.8 million for the six months ended June 30, 2016 as a result of a $1.62 billion increase in the average balance of net loans to $17.00 billion primarily attributed to growth in the commercial loan portfolio. The weighted average yield on net loans decreased 12 basis points to 4.11%. Prepayment penalties, which are included in interest income, totaled $10.6 million for the six months ended June 30, 2016 compared to $10.2 million for the six months ended June 30, 2015. Interest income on all other interest-earning assets, excluding loans, increased by $6.2 million, or 19.3%, to $38.3 million for the six months ended June 30, 2016 which is attributed to a $315.0 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.51 billion for the six months ended June 30, 2016. The weighted average yield on interest-earning assets, excluding loans, increased 17 basis points to 2.18%.

Total interest expense increased by $4.7 million, or 14.2% year over year, to $37.7 million for the three months ended June 30, 2016. Interest expense on interest-bearing deposits increased $4.2 million, or 25.3% year over year, to $20.6 million for the three months ended June 30, 2016. The average balance of total interest-bearing deposits increased $1.21 billion, or 10.8% year over year, to $12.40 billion for the six months ended June 30, 2016. In addition, the weighted average cost of interest-bearing deposits increased by 7 basis points to 0.66% for the three months ended June 30, 2016. Interest expense on borrowed funds increased by $519,000, or 3.14% year over year to $17.1 million for the three months ended June 30, 2016. The average balance of borrowed funds increased $229.2 million, or 6.8%, to $3.60 billion for the three months ended June 30, 2016. This increase was offset by a decrease of 7 basis points in the weighted average cost of borrowings to 1.89% for the three months ended June 30, 2016.

Total interest expense increased by $11.5 million, or 18.1% year over year, to $75.2 million for the six months ended June 30, 2016. Interest expense on interest-bearing deposits increased $8.9 million, or 27.32% year over year, to $41.3 million for the six months ended June 30, 2016. The average balance of total interest-bearing deposits increased $1.26 billion, or 11.3% year over year, to $12.37 billion for the six months ended June 30, 2016. In addition, the weighted average cost of interest-bearing deposits increased by 9 basis points to 0.67% for the six months ended June 30, 2016. Interest expense on borrowed funds increased by $2.6 million, or 8.45% year over year to $33.9 million for the six months ended June 30, 2016. The average balance of borrowed funds increased $373.0 million, or 12.1%, to $3.46 billion for the six months ended June 30, 2016. This increase was offset by a decrease of 6 basis points in the weighted average cost of borrowings to 1.96% for the six months ended June 30, 2016.

Non-Interest Income. Total non-interest income decreased $116,000, or 1.0% year over year, to $11.5 million for the three months ended June 30, 2016. Gain on loans, net decreased $1.4 million for the three months ended June 30, 2016 primarily as a result of lower loan sales through our mortgage subsidiary as well as the Bank. This decrease was offset by $1.6 million gain on securities transactions for the three months ended June 30, 2016 primarily due to the sale $37.4 million of securities.

Total non-interest income increased $59,000, or 0.3%, to $20.2 million for the six months ended June 30, 2016. Gain on securities transactions increased $2.9 million for the six months ended June 30, 2016 primarily due to the sale of securities totaling $69.1 million, resulting in a gain of $3.0 million. This increase was offset by a decrease in gain on loans, net of $2.2 million for the six months ended June 30, 2016 primarily as a result of lower loan sales through our mortgage subsidiary as well as the Bank. Other income decreased $729,000 for the six months ended June 30, 2016 attributed to non-depository investment products.

Non-Interest Expenses. Compared to the second quarter of 2015, total non-interest expenses increased $11.2 million, or 14.0% year over year. Compensation and fringe benefits increased $8.3 million for the three months ended June 30, 2016 primarily due to equity incentive expense of $5.4 million for the three months ended June 30, 2016, resulting from the restricted stock and stock option grants on June 23, 2015 to certain employees, officers and directors of the Company, pursuant to the Investors Bancorp, Inc. 2015 Equity Incentive Plan; normal merit increases; and additions to our staff to support continued growth and infrastructure. Office occupancy and equipment expense increased $1.7 million for the three months ended June 30, 2016 primarily due to new branch openings.

Total non-interest expense was $178.2 million for the six months ended June 30, 2016, an increase of $21.4 million, or 13.7% as compared to the six months of 2015. Compensation and fringe benefits increased $16.7 million for the six months ended June 30, 2016 primarily due to equity incentive expense of $9.7 million for the six months ended June 30, 2016 resulting from the restricted stock and stock option grants on June 23, 2015 to certain employees, officers and directors of the Company, pursuant to the Investors Bancorp, Inc. 2015 Equity Incentive Plan; normal merit increases; and additions to our staff to support continued growth. Office occupancy and equipment expense increased $3.0 million for the six months ended June 30, 2016 primarily due to new branch openings. Professional fees and other operating expenses increased $1.1 million and $1.3 million, respectively for the six months ended June 30, 2016.

Income Taxes. Income tax expense was $28.4 million for the three months ended June 30, 2016, representing an effective tax rate of 39.0%. Income tax expense was $26.9 million for the three months ended June 30, 2015 representing an effective tax rate of 36.8% which includes a tax benefit realized from revaluing the Company's deferred tax asset related to changes in New York tax law. Absent this benefit, the tax rate for the three months ended June 30, 2015 would have been 38.3%.

Income tax expense was $55.9 million for the six months ended June 30, 2016 compared to $52.1 million for the six months ended June 30, 2015, representing an effective tax rate of 38.9% and 37.1%, respectively. The tax rate for the six months ended June 30, 2015 includes a tax benefit realized from revaluing the Company's deferred tax asset related to changes in New York City tax law. Absent this benefit, the tax rate for the six months ended June 30, 2015 would have been 37.9%.

Provision for Loan Losses. Our provision for loan losses was $5.0 million for the three months ended June 30, 2016 compared to $7.0 million for the three months ended June 30, 2015, respectively. For the three months ended June 30, 2016, net charge-offs were $1.3 million compared to $1.2 million for the three months ended June 30, 2015. For the sixth months ended June 30, 2016 our provision for loan loss was $10.0 million compared with $16.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, net charge-offs were $8.2 million compared to $2.3 million for the six months June 30, 2015.

Our provision for the three and six months ended June 30, 2016 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the improvement in the level of non-performing loans.

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

At June 30, 2016, the Company had overnight borrowings outstanding of $682.0 million with FHLB as compared to $175.0 million at December 31, 2015. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.90 billion at June 30, 2016, an increase of $631.0 million from $3.26 billion at December 31, 2015.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2016, outstanding commitments to originate loans totaled $796.3 million; outstanding unused lines of credit totaled $1.02 billion; standby letters of credit totaled $20.2 million and outstanding commitments to sell loans totaled $28.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.40 billion at June 30, 2016. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of June 30, 2016 the Company and the Bank met the currently applicable Conservation Buffer of 0.625%.

As of June 30, 2016, the Bank and the Company exceeded all regulatory capital requirements as follows:

	June 30, 2016
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,651,872	12.33%	$860,100	4.000%	$1,075,125	5.00%
Common equity tier 1 risk-based	$2,651,872	15.39%	883,301	5.125%	1,120,285	6.50%
Tier 1 Risk Based Capital	$2,651,872	15.39%	1,141,828	6.625%	1,378,812	8.00%
Total Risk-Based Capital	2,867,373	16.64%	1,486,531	8.625%	1,723,515	10.00%

Company:
Tier 1 Leverage Ratio	$3,063,993	14.25%	$860,332	4.000%	n/a	n/a
Common equity tier 1 risk-based	3,063,993	17.77%	883,793	5.125%	n/a	n/a
Tier 1 Risk Based Capital	3,063,993	17.77%	1,142,465	6.625%	n/a	n/a
Total Risk-Based Capital	3,279,416	19.02%	1,487,360	8.625%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2016:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$3,894,171	957,000	574,006	732,237	1,630,928
Commitments to originate and purchase loans	$796,257	796,257	—	—	—
Commitments to sell loans	$28,000	28,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $29.0 million of the borrowings are callable at the option of the lender. Additionally, at June 30, 2016, the Company’s commitments to fund unused lines of credit totaled $1.0 billion. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of June 30, 2016 have not changed significantly from December 31, 2015.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At June 30, 2016, approximately 36% of our residential portfolio was in variable rate products, while 64% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, the origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans have outpaced the growth in the residential portfolio, as these loan types help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to manage interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2016, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,546,202	(340,407)	(8.8)%	$565,830	(42,335)	(7.0)%
0bp	$3,886,609	—	—	$608,165	—	—
-100bp	$3,574,344	(312,265)	(8.0)%	$615,466	7,301	1.20%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at June 30, 2016, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 8.8% decrease in NPV and a $42.3 million, or 7.0%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 8.0% decrease in NPV and a $7.3 million, or 1.20%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2016 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1) (2)
April 1, 2016 through April 30, 2016	4,200,000	$11.59	$48,698,620	4,764,351
May 1, 2016 through May 31, 2016	2,950,000	11.66	34,411,000	1,814,351
June 1, 2016 through June 30, 2016	3,523,110	11.49	40,481,880	29,772,430
Total	10,673,110	$11.58	$123,591,500	29,772,430
(1) On June 9, 2015, the Board of Directors announced its second share repurchase plan, which authorized the repurchase of an additional 10% of the Company's outstanding shares of common stock or 34,779,211 million shares. The plan commenced upon the completion of the first repurchase plan on June 30, 2015.
(2) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 29,772,430 shares yet to be repurchased as of June 30, 2016.

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

INVESTORS BANCORP, INC.

Date: August 9, 2016	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)