Form 10-Q
period 2016-09-30
Investors Bancorp, Inc.
filed 2016-11-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

As of November 4, 2016, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 309,294,255 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Cash and cash equivalents	$168,629	148,904
Securities available-for-sale, at estimated fair value	1,512,146	1,304,697
Securities held-to-maturity, net (estimated fair value of $1,868,397 and $1,888,686 at September 30, 2016 and December 31, 2015, respectively)	1,794,131	1,844,223
Loans receivable, net	18,068,182	16,661,133
Loans held-for-sale	24,240	7,431
Federal Home Loan Bank stock	222,562	178,437
Accrued interest receivable	66,048	58,563
Other real estate owned	4,835	6,283
Office properties and equipment, net	178,623	172,519
Net deferred tax asset	228,902	237,367
Bank owned life insurance	161,187	159,152
Goodwill and intangible assets	102,825	105,311
Other assets	3,667	4,664
Total assets	$22,535,977	20,888,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$14,951,742	14,063,656
Borrowed funds	4,203,711	3,263,090
Advance payments by borrowers for taxes and insurance	122,823	108,721
Other liabilities	142,612	141,570
Total liabilities	19,420,888	17,577,037
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at September 30, 2016 and December 31, 2015; 310,528,382 and 334,894,181 outstanding at September 30, 2016 and December 31, 2015, respectively	3,591	3,591
Additional paid-in capital	2,780,312	2,785,503
Retained earnings	1,009,727	936,040
Treasury stock, at cost; 48,542,470 and 24,176,671 shares at September 30, 2016 and December 31, 2015, respectively	(575,187)	(295,412)
Unallocated common stock held by the employee stock ownership plan	(88,003)	(90,250)
Accumulated other comprehensive loss	(15,351)	(27,825)
Total stockholders’ equity	3,115,089	3,311,647
Total liabilities and stockholders’ equity	$22,535,977	20,888,684
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$179,234	169,216	527,989	493,783
Securities:
Equity	49	25	147	73
Government-sponsored enterprise obligations	8	11	27	34
Mortgage-backed securities	14,653	14,171	44,581	40,374
Municipal bonds and other debt	2,039	1,535	6,048	4,151
Interest-bearing deposits	76	68	253	124
Federal Home Loan Bank stock	2,315	1,871	6,396	5,046
Total interest and dividend income	198,374	186,897	585,441	543,585
Interest expense:
Deposits	20,326	18,664	61,639	51,112
Borrowed Funds	18,442	16,959	52,328	48,205
Total interest expense	38,768	35,623	113,967	99,317
Net interest income	159,606	151,274	471,474	444,268
Provision for loan losses	5,000	5,000	15,000	21,000
Net interest income after provision for loan losses	154,606	146,274	456,474	423,268
Non-interest income
Fees and service charges	4,108	4,347	12,925	12,949
Income on bank owned life insurance	1,006	949	3,267	2,961
Gain on loans, net	1,401	2,138	3,516	6,461
Gain on securities transactions, net	72	933	3,100	1,017
Gain (loss) on sale of other real estate owned, net	35	830	(67)	1,141
Other income	1,898	2,109	5,956	6,896
Total non-interest income	8,520	11,306	28,697	31,425
Non-interest expense
Compensation and fringe benefits	53,051	49,024	158,475	137,700
Advertising and promotional expense	1,495	3,260	5,640	8,532
Office occupancy and equipment expense	14,099	12,856	41,612	37,398
Federal deposit insurance premiums	3,600	2,200	8,800	6,800
Stationery, printing, supplies and telephone	641	1,742	2,407	3,379
Professional fees	5,673	3,880	14,493	11,593
Data processing service fees	5,299	5,979	15,821	16,775
Other operating expenses	7,540	6,980	22,304	20,489
Total non-interest expenses	91,398	85,921	269,552	242,666
Income before income tax expense	71,728	71,659	215,619	212,027
Income tax expense	28,287	22,865	84,196	74,924
Net income	$43,441	48,794	131,423	137,103
Basic earnings per share	$0.15	0.15	0.44	0.41
Diluted earnings per share	$0.15	0.15	0.43	0.41
Weighted average shares outstanding
Basic	292,000,061	324,065,364	299,873,985	333,786,211
Diluted	294,174,812	327,193,519	302,854,220	337,005,469
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$43,441	48,794	131,423	137,103
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	318	207	952	626
Unrealized (loss) gain on securities available-for-sale	(1,655)	3,198	11,966	3,728
Accretion of loss on securities reclassified to held to maturity	279	371	847	1,130
Reclassification adjustment for security gains included in net income	(43)	(1,537)	(1,358)	(1,537)
Other-than-temporary impairment accretion on debt securities	315	189	698	571
Net losses on derivatives arising during the period	(631)	—	(631)	—
Total other comprehensive (loss) income	(1,417)	2,428	12,474	4,518
Total comprehensive income	$42,024	51,222	143,897	141,621

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2014	$3,591	2,864,406	836,639	(11,131)	(93,246)	(22,404)	3,577,855
Net income	—	—	137,103	—	—	—	137,103
Other comprehensive income, net of tax	—	—	—	—	—	4,518	4,518
Purchase of treasury stock (25,312,847 shares)	—	—	—	(304,242)	—	—	(304,242)
Treasury stock allocated to restricted stock plan (6,849,832 shares)	—	(85,897)	5,473	80,424	—	—	—
Compensation cost for stock options and restricted stock	—	4,848	—	—	—	—	4,848
Net tax benefit from stock-based compensation	—	1,944	—	—	—	—	1,944
Option exercise	—	(5,487)	—	11,909	—	—	6,422
Cash dividend paid ($0.20 per common share)	—	—	(70,475)	—	—	—	(70,475)
ESOP shares allocated or committed to be released	—	1,964	—	—	2,247	—	4,211
Balance at September 30, 2015	$3,591	2,781,778	908,740	(223,040)	(90,999)	(17,886)	3,362,184

Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Net income	—	—	131,423	—	—	—	131,423
Other comprehensive income, net of tax	—	—	—	—	—	12,474	12,474
Purchase of treasury stock (29,184,897 shares)	—	—	—	(337,487)	—	—	(337,487)
Treasury stock allocated to restricted stock plan (271,890 shares)	—	(3,167)	(94)	3,261	—	—	—
Compensation cost for stock options and restricted stock	—	15,156	—	—	—	—	15,156
Net tax benefit from stock-based compensation	—	8,238	—	—	—	—	8,238
Option exercise	—	(27,501)	—	54,636	—	—	27,135
Restricted stock forfeitures (17,500 shares)	—	220	(35)	(185)	—	—	—
Cash dividend paid ($0.18 per common share)	—	—	(57,607)	—	—	—	(57,607)
ESOP shares allocated or committed to be released	—	1,863	—	—	2,247	—	4,110
Balance at September 30, 2016	$3,591	2,780,312	1,009,727	(575,187)	(88,003)	(15,351)	3,115,089

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$131,423	137,103
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	19,266	9,060
Amortization of premiums and accretion of discounts on securities, net	10,372	10,795
Amortization of premiums and accretion of fees and costs on loans, net	(3,191)	(6,032)
Amortization of intangible assets	2,194	2,547
Provision for loan losses	15,000	21,000
Depreciation and amortization of office properties and equipment	11,732	10,019
Gain on securities, net	(3,100)	(1,017)
Mortgage loans originated for sale	(166,469)	(186,979)
Proceeds from mortgage loan sales	152,670	537,577
Gain on sales of mortgage loans, net	(3,010)	(4,308)
Loss (gain) on sale of other real estate owned	67	(1,141)
Income on bank owned life insurance	(3,267)	(2,961)
Fair value of borrowings hedged by derivative transactions	(1,067)	—
Increase in accrued interest receivable	(7,485)	(5,912)
Deferred tax expense	397	58
Decrease in other assets	1,353	5,895
Increase (decrease) in other liabilities	3,413	(61,495)
Total adjustments	28,875	327,106
Net cash provided by operating activities	160,298	464,209
Cash flows from investing activities:
Purchases of loans receivable	(92,828)	(188,850)
Net originations of loans receivable	(1,335,186)	(1,468,831)
Proceeds from sale of loans held for investment	7,583	28,655
Gain on disposition of loans held for investment	(506)	(2,153)
Net proceeds from sale of foreclosed real estate	3,395	5,568
Proceeds from principal repayments/calls/maturities of securities available for sale	216,161	188,917
Proceeds from sales of securities available for sale	57,879	—
Proceeds from principal repayments/calls/maturities of securities held to maturity	282,718	230,507
Proceeds from sales of securities held to maturity	14,348	—
Purchases of securities available for sale	(468,168)	(289,298)
Purchases of securities held to maturity	(247,568)	(464,895)
Proceeds from redemptions of Federal Home Loan Bank stock	161,772	122,867
Purchases of Federal Home Loan Bank stock	(205,897)	(154,430)
Purchases of office properties and equipment	(17,836)	(17,578)
Death benefit proceeds from bank owned life insurance	472	6,405
Net cash used in investing activities	(1,623,661)	(2,003,116)
Cash flows from financing activities:

Net increase in deposits	888,086	1,168,832
Repayments of funds borrowed under other repurchase agreements	—	(10,000)
Net increase in other borrowings	940,621	602,449
Net increase in advance payments by borrowers for taxes and insurance	14,102	74,629
Dividends paid	(57,607)	(70,475)
Exercise of stock options	27,135	6,422
Purchase of treasury stock	(337,487)	(304,242)
Net tax benefit from stock-based compensation	8,238	1,944
Net cash provided by financing activities	1,483,088	1,469,559
Net increase (decrease) in cash and cash equivalents	19,725	(69,348)
Cash and cash equivalents at beginning of period	148,904	230,961
Cash and cash equivalents at end of period	$168,629	161,613
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$2,078	3,686
Cash paid during the year for:
Interest	114,419	98,909
Income taxes	83,876	82,673
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

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
On June 9, 2015, the Company announced its second share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 34,779,211 shares. The second repurchase program commenced immediately upon completion of the first repurchase plan on June 30, 2015. The second program was completed on June 17, 2016.
On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 31,481,189 shares. The new repurchase program commenced immediately upon completion of the second repurchase plan on June 17, 2016.
During the nine months ended September 30, 2016, the Company purchased 29,184,897 shares at a cost of $337.5 million, or approximately $11.56 per share.

3.     Business Combinations
On May 3, 2016, the Company announced the signing of a definitive merger agreement with The Bank of Princeton. Under the terms of the merger agreement, 60% of the common shares of Princeton Bank will be converted into the Company's common stock and the remaining 40% will be exchanged for cash. The Bank of Princeton shareholders will have the option to receive either 2.633 shares of the Company's common stock or $30.75 in cash for each share of The Bank of Princeton common stock, subject to proration to ensure that, in the aggregate, 60% of The Bank of Princeton's shares will be converted into the Company's common stock. As of June 30, 2016, The Bank of Princeton had assets of $1.0 billion, loans of $809 million and deposits of $812 million and operated 10 branches in New Jersey and 3 in the Philadelphia market. The merger agreement has been approved by the boards of directors of each company. Conditions required to be completed for this transaction include The Bank of Princeton shareholder approval, regulatory approvals, the effectiveness of the registration statement to be filed by the Company with respect to the stock exchanged to be issued in the transaction and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share

Earnings applicable to common stockholders	$43,441	$48,794

Shares
Weighted-average common shares outstanding - basic	292,000,061	324,065,364
Effect of dilutive common stock equivalents (1)	2,174,751	3,128,155
Weighted-average common shares outstanding - diluted	294,174,812	327,193,519

Earnings per common share
Basic	$0.15	$0.15
Diluted	$0.15	$0.15
(1) For the three months ended September 30, 2016 and 2015, there were 16,372,523 and 11,604,284 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share

Earnings applicable to common stockholders	$131,423	$137,103

Shares
Weighted-average common shares outstanding - basic	299,873,985	333,786,211
Effect of dilutive common stock equivalents (1)	2,980,235	3,219,258
Weighted-average common shares outstanding - diluted	302,854,220	337,005,469

Earnings per common share
Basic	$0.44	$0.41
Diluted	$0.43	$0.41
(1) For the nine months ended September 30, 2016 and 2015, there were 11,819,014 and 18,454,117 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At September 30, 2016
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,800	823	—	6,623
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	514,305	7,112	436	520,981
Federal National Mortgage Association	922,200	12,450	514	934,136
Government National Mortgage Association	49,877	529	—	50,406
Total mortgage-backed securities available-for-sale	1,486,382	20,091	950	1,505,523
Total available-for-sale securities	$1,492,182	20,914	950	1,512,146

	At September 30, 2016
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$2,151	—	2,151	23	—	2,174
Municipal bonds	23,244	—	23,244	1,623	—	24,867
Corporate and other debt securities	65,120	(22,070)	43,050	37,796	—	80,846
Total debt securities held-to-maturity	90,515	(22,070)	68,445	39,442	—	107,887
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	438,407	(1,771)	436,636	8,265	119	444,782
Federal National Mortgage Association	1,273,514	(2,003)	1,271,511	26,670	358	1,297,823
Government National Mortgage Association	17,539	—	17,539	366	—	17,905
Total mortgage-backed securities held-to-maturity	1,729,460	(3,774)	1,725,686	35,301	477	1,760,510
Total held-to-maturity securities	$1,819,975	(25,844)	1,794,131	74,743	477	1,868,397

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
At September 30, 2016, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities ("TruPS"), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At September 30, 2016 the TruPS had an amortized cost and estimated fair value of $38.1 million and $75.8 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at September 30, 2016 had an amortized cost and estimated fair value of $36.1 million and $69.5 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.

Approximately $480.0 million of the Company’s securities are pledged to secure borrowings. The contractual maturities of the Bank's mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity, are shown below.

	September 30, 2016
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$18,309	18,309
Due after one year through five years	2,296	2,319
Due after five years through ten years	5,000	5,000
Due after ten years	42,840	82,259
Total	$68,445	107,887

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015, was as follows:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$77,355	403	13,648	33	91,003	436
Federal National Mortgage Association	207,088	444	12,578	70	219,666	514
Total available-for-sale securities	$284,443	847	26,226	103	310,669	950
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$—	—	3,999	119	3,999	119
Federal National Mortgage Association	54,212	358	—	—	54,212	358
Total held-to-maturity securities	$54,212	358	3,999	119	58,211	477
Total	$338,655	1,205	30,225	222	368,880	1,427

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,692	16	—	—	4,692	16
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$263,255	2,443	—	—	263,255	2,443
Federal National Mortgage Association	375,792	2,850	14,821	449	390,613	3,299
Government National Mortgage Association	24,874	163	—	—	24,874	163
Total mortgage-backed securities available-for-sale	663,921	5,456	14,821	449	678,742	5,905
Total available-for-sale securities	$668,613	5,472	14,821	449	683,434	5,921
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	342,702	2,804	4,887	278	347,589	3,082
Federal National Mortgage Association	547,326	5,477	29,013	643	576,339	6,120
Total mortgage-backed securities held-to-maturity	890,028	8,281	33,900	921	923,928	9,202
Total held-to-maturity securities	$890,028	8,281	33,900	921	923,928	9,202
Total	$1,558,641	13,753	48,721	1,370	1,607,362	15,123
At September 30, 2016, gross unrealized losses relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates.
Other-Than-Temporary Impairment (“OTTI”)
We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If a determination is made that a security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled trust preferred securities. Cash flows for each security are forecast using assumptions for defaults, recoveries, pre-payments and amortization. At September 30, 2016 and 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended September 30, 2016 and 2015. At September 30, 2016, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $22.1 million ($13.1 million after-tax.) This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance of credit related OTTI, beginning of period	$97,977	106,872	100,200	108,817
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(1,112)	(962)	(3,335)	(2,907)
Reductions for securities sold or paid off during the period	—	(4,770)	—	(4,770)
Balance of credit related OTTI, end of period	$96,865	101,140	96,865	101,140

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
Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended September 30, 2016, the Company received sale proceeds of $122,200 on an equity security from the available-for-sale portfolio resulting in a gross realized gain of $72,200. For the nine months ended September 30, 2016, the Company received sale proceeds of $57.9 million on equity securities and pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $2.3 million.

There were no proceeds from sales from this portfolio for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company received sale proceeds of $14.3 million on a pool of mortgage-backed securities from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when, in management’s assessment market pricing presents an economic benefit that outweighs holding such securities, and when securities with smaller balance become cost prohibitive to carry.

For the three and nine months ended September 30, 2015, the Company received proceeds of $2.6 million on an equity security from the available-for-sale portfolio resulting in a gross realized gain of $1.5 million. For the three and nine months ended September 30, 2015, the Company recognized gains on available-for-sale securities of $42,000 and $126,000, respectively, which were related to capital distributions of equity securities held in the available-for-sale portfolio. For the three and nine months ended September 30, 2015, there were no sales of securities from the held-to-maturity portfolio; however, the Company recognized a loss of $646,000 on a TruP security which was liquidated by its Trustee.

6.    Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Multi-family loans	$7,360,733	6,255,904
Commercial real estate loans	4,095,903	3,821,950
Commercial and industrial loans	1,191,178	1,044,329
Construction loans	275,969	224,057
Total commercial loans	12,923,783	11,346,240
Residential mortgage loans	4,796,852	5,037,898
Consumer and other loans	576,049	496,103
Total loans excluding PCI loans	18,296,684	16,880,241
PCI loans	10,476	11,089
Net unamortized premiums and deferred loan costs (1)	(15,428)	(11,692)
Allowance for loan losses	(223,550)	(218,505)
Net loans	$18,068,182	16,661,133
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

The following table presents changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$1,549	$740	$449	$971
Accretion	(52)	(232)	(173)	(463)
Net reclassification from non-accretable difference (1)	—	—	1,221	—
Balance, end of period	$1,497	$508	$1,497	$508
(1) Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of the period	$220,316	$213,962	$218,505	$200,284
Loans charged off	(2,972)	(1,390)	(13,379)	(5,667)
Recoveries	1,206	886	3,424	2,841
Net charge-offs	(1,766)	(504)	(9,955)	(2,826)
Provision for loan losses	5,000	5,000	15,000	21,000
Balance at end of the period	$223,550	$218,458	$223,550	$218,458
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in their calculation of the allowance for loan loss. For the nine months ended September 30, 2016, the Company recorded charge-offs of $48,000 related to PCI loans acquired.
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
Our lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment deteriorates. Management uses relevant information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(161)	(324)	(3,981)	(52)	(8,598)	(263)	—	(13,379)
Recoveries	1,570	373	219	259	904	99	—	3,424
Provision	3,788	2,933	7,285	2,987	(2,391)	(114)	512	15,000
Ending balance-September 30, 2016	$93,420	49,981	44,108	9,988	21,358	2,877	1,818	223,550

Individually evaluated for impairment	$—	—	—	—	1,448	11	—	1,459
Collectively evaluated for impairment	93,420	49,981	44,108	9,988	19,910	2,866	1,818	222,091
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2016	$93,420	49,981	44,108	9,988	21,358	2,877	1,818	223,550

Loans:
Individually evaluated for impairment	$—	5,417	4,069	—	23,246	286	—	33,018
Collectively evaluated for impairment	7,360,733	4,090,486	1,187,109	275,969	4,773,606	575,763	—	18,263,666
Loans acquired with deteriorated credit quality	—	7,347	56	1,186	1,534	353	—	10,476
Balance at September 30, 2016	$7,360,733	4,103,250	1,191,234	277,155	4,798,386	576,402	—	18,307,160

	December 31, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(284)	(1,021)	(516)	(466)	(9,526)	(403)	—	(12,216)
Recoveries	445	807	295	317	2,295	278	—	4,437
Provision	16,915	3,183	20,047	455	(9,262)	(67)	(5,271)	26,000
Ending balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Individually evaluated for impairment	$—	—	2,409	—	1,773	9	—	4,191
Collectively evaluated for impairment	88,223	46,999	38,176	6,794	29,670	3,146	1,306	214,314
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Loans:
Individually evaluated for impairment	$3,219	18,941	9,395	2,504	22,539	389	—	56,987
Collectively evaluated for impairment	6,252,685	3,803,009	1,034,934	221,553	5,015,359	495,714	—	16,823,254
Loans acquired with deteriorated credit quality	—	7,149	56	1,786	1,645	453	—	11,089
Balance at December 31, 2015	$6,255,904	3,829,099	1,044,385	225,843	5,039,543	496,556	—	16,891,330
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
The following tables present the risk category of loans as of September 30, 2016 and December 31, 2015 by class of loans, excluding PCI loans:

	September 30, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,906,097	268,857	149,535	36,244	—	—	7,360,733
Commercial real estate	3,646,611	346,115	80,956	22,221	—	—	4,095,903
Commercial and industrial	870,745	291,261	13,432	15,740	—	—	1,191,178
Construction	206,314	62,438	3,200	4,017	—	—	275,969
Total commercial loans	11,629,767	968,671	247,123	78,222	—	—	12,923,783
Residential mortgage	4,688,054	17,346	10,522	80,930	—	—	4,796,852
Consumer and other	565,087	2,585	966	7,411	—	—	576,049
Total	$16,882,908	988,602	258,611	166,563	—	—	18,296,684

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,876,425	325,414	17,033	37,032	—	—	6,255,904
Commercial real estate	3,411,876	331,429	38,265	40,380	—	—	3,821,950
Commercial and industrial	793,527	223,474	13,782	13,546	—	—	1,044,329
Construction	207,499	12,833	—	3,725	—	—	224,057
Total commercial loans	10,289,327	893,150	69,080	94,683	—	—	11,346,240
Residential mortgage	4,930,961	24,584	13,796	68,557	—	—	5,037,898
Consumer and other	482,715	3,987	427	8,974	—	—	496,103
Total	$15,703,003	921,721	83,303	172,214	—	—	16,880,241

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans, excluding PCI loans:

	September 30, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$4,132	1,089	239	5,460	7,355,273	7,360,733
Commercial real estate	24,391	16,351	5,505	46,247	4,049,656	4,095,903
Commercial and industrial	1,387	377	2,066	3,830	1,187,348	1,191,178
Construction	—	—	—	—	275,969	275,969
Total commercial loans	29,910	17,817	7,810	55,537	12,868,246	12,923,783
Residential mortgage	18,873	11,061	63,634	93,568	4,703,284	4,796,852
Consumer and other	2,585	966	7,126	10,677	565,372	576,049
Total	$51,368	29,844	78,570	159,782	18,136,902	18,296,684

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,236	—	1,886	16,122	6,239,782	6,255,904
Commercial real estate	4,171	352	6,429	10,952	3,810,998	3,821,950
Commercial and industrial	957	—	4,386	5,343	1,038,986	1,044,329
Construction	—	—	792	792	223,265	224,057
Total commercial loans	19,364	352	13,493	33,209	11,313,031	11,346,240
Residential mortgage	27,092	14,956	68,560	110,608	4,927,290	5,037,898
Consumer and other	3,987	427	8,976	13,390	482,713	496,103
Total	$50,443	15,735	91,029	157,207	16,723,034	16,880,241
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	September 30, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	1	$240	4	$3,467
Commercial real estate	29	8,875	37	10,820
Commercial and industrial	6	2,248	17	9,225
Construction	—	—	4	792
Total commercial loans	36	11,363	62	24,304
Residential mortgage and consumer	481	86,127	500	91,122
Total non-accrual loans	517	$97,490	562	$115,426

Included in the non-accrual table above are troubled debt restructured ("TDR") loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2016 and December 31, 2015, these loans are comprised of the following:

	September 30, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	—	$—	1	$1,032
Commercial real estate	3	329	2	240
Commercial and industrial	1	183	2	2,226
Total commercial loans	4	512	5	3,498
Residential mortgage and consumer	31	6,611	15	3,378
Total current TDR classified as non-accrual	35	$7,123	20	$6,876
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	September 30, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$548
Commercial real estate	1	391	5	2,309
Commercial and industrial	—	—	1	360
Total commercial loans	1	391	7	3,217
Residential mortgage and consumer	9	2,066	11	3,338
Total current TDR classified as non-accrual	10	$2,457	18	$6,555
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of September 30, 2016, PCI loans with a carrying value of $10.5 million included $9.0 million of which were current, $71,000 of which were 30-89 days delinquent and $1.4 million of which were 90 days or more delinquent. As of December 31, 2015, PCI loans with a carrying value of $11.1 million included $9.0 million of which were current and $2.1 million of which were 90 days or more delinquent.
At September 30, 2016 and December 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $33.0 million and $57.0 million, respectively, with allocations of the allowance for loan losses of $1.5 million and $4.2 million for the periods ending September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016 and 2015, interest income received and recognized on these loans totaled $1.0 million and $2.1 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of September 30, 2016 and
December 31, 2015:

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$—	—	—	—	—
Commercial real estate	5,417	8,749	—	4,656	228
Commercial and industrial	4,069	4,158	—	3,982	146
Construction	—	—	—	—	—
Total commercial loans	9,486	12,907	—	8,638	374
Residential mortgage and consumer	10,785	14,425	—	9,275	377
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	12,747	13,093	1,459	14,237	294
Total:
Multi-family	—	—	—	—	—
Commercial real estate	5,417	8,749	—	4,656	228
Commercial and industrial	4,069	4,158	—	3,982	146
Construction	—	—	—	—	—
Total commercial loans	9,486	12,907	—	8,638	374
Residential mortgage and consumer	23,532	27,518	1,459	23,512	671
Total impaired loans	$33,018	40,425	1,459	32,150	1,045

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	5,155	5,160	—	3,575	200
Construction	2,504	6,412	—	4,288	226
Total commercial loans	29,819	46,339	—	29,760	1,681
Residential mortgage and consumer	8,020	12,433	—	7,611	463
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	4,240	4,271	2,409	4,389	194
Construction	—	—	—	—	—
Total commercial loans	4,240	4,271	2,409	4,389	194
Residential mortgage and consumer	14,908	13,695	1,782	16,424	476
Total:
Multi-family	3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	9,395	9,431	2,409	7,964	394
Construction	2,504	6,412	—	4,288	226
Total commercial loans	34,059	50,610	2,409	34,149	1,875
Residential mortgage and consumer	22,928	26,128	1,782	24,035	939
Total impaired loans	$56,987	$76,738	$4,191	$58,184	$2,814
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

The following table presents the total TDR loans at September 30, 2016 and December 31, 2015. There were three residential PCI loans that were classified as TDRs and are included in the table below at September 30, 2016. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2015.

	September 30, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	—	$—	—	$—
Commercial real estate	2	280	6	3,802	8	4,082
Commercial and industrial	1	1,911	2	476	3	2,387
Construction	—	—	—	—	—	—
Total commercial loans	3	2,191	8	4,278	11	6,469
Residential mortgage and consumer	28	6,601	67	16,931	95	23,532
Total	31	$8,792	75	$21,209	106	$30,001

	December 31, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	2	$1,580	2	$1,580
Commercial real estate	5	13,161	9	5,826	14	18,987
Commercial and industrial	1	640	3	2,586	4	3,226
Construction	1	313	2	405	3	718
Total commercial loans	7	14,114	16	10,397	23	24,511
Residential mortgage and consumer	32	8,375	49	14,553	81	22,928
Total	39	$22,489	65	$24,950	104	$47,439

The following table presents information about troubled debt restructurings that occurred during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$1,115	$1,115
Commercial real estate	2	468	468	2	699	699
Construction	—	—	—	1	182	182
Residential mortgage and consumer	6	1,051	1,051	3	376	376

	Nine Months Ended September 30,
	2016			2015
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$1,115	$1,115
Commercial real estate	5	1,039	1,039	3	777	777
Construction	—	—	—	2	1,508	1,508
Residential mortgage and consumer	20	2,600	2,600	16	2,830	2,830

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependant TDRs during the nine months ended September 30, 2016 and 2015. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.5 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the nine months ended September 30, 2016, the Company had an existing TDR commercial loan for which the Company extended an existing working capital line of credit, however that loan subsequently was paid off during the same time period.

The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Multi-family	—	—%	—%	1	3.88%	3.88%
Commercial real estate	2	4.93%	4.89%	2	4.73%	5.78%
Construction	—	—%	—%	1	4.75%	4.75%
Residential mortgage and consumer	6	6.30%	2.86%	3	5.28%	3.19%

	Nine Months Ended September 30,
	2016			2015
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Multi-family	—	—%	—%	1	3.88%	3.88%
Commercial real estate	5	4.38%	4.50%	3	4.78%	5.64%
Construction	—	—%	—%	2	4.97%	4.97%
Residential mortgage and consumer	20	6.31%	3.42%	16	5.19%	3.39%
Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2016 consisted of 6 residential loans, 4 commercial real estate loans and 1 construction loan with a recorded investment of $1.0 million, $588,000 and $132,000, respectively, at September 30, 2016. Payment defaults for loans modified as TDRs in the previous 12 months to September 30, 2015 consisted of 1 residential loan with a recorded investment of $478,000 at September 30, 2015.

7.     Deposits
Deposits are summarized as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Checking accounts	$5,875,559	4,636,025
Money market deposits	4,038,561	3,861,317
Savings	2,093,421	2,150,004
Total transaction accounts	12,007,541	10,647,346
Certificates of deposit	2,944,201	3,416,310
Total deposits	$14,951,742	14,063,656

8.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights	$15,166	16,248
Core deposit premiums	9,138	11,332
Other	950	160
Total other intangible assets	25,254	27,740
Goodwill	77,571	77,571
Goodwill and intangible assets	$102,825	105,311

The following table summarizes other intangible assets as of September 30, 2016 and December 31, 2015:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2016
Mortgage servicing rights	$26,386	(10,989)	(231)	15,166
Core deposit premiums	25,058	(15,920)		9,138
Other	1,150	(200)		950
Total other intangible assets	$52,594	(27,109)	(231)	25,254

December 31, 2015
Mortgage servicing rights	$23,411	(7,042)	(121)	16,248
Core deposit premiums	25,058	(13,726)	—	11,332
Other	300	(140)	—	160
Total other intangible assets	$48,769	(20,908)	(121)	27,740

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $2.01 billion and $2.12 billion at September 30, 2016 and December 31, 2015 respectively, all of which relate to residential mortgage loans. At September 30, 2016 and December 31, 2015, the servicing asset, included in intangible assets, had an estimated fair value of $15.2 million and $16.2 million, respectively. For the nine months ended September 30, 2016, fair value was based on expected future cash flows considering a weighted average discount rate of 13.00%, a weighted average constant prepayment rate on mortgages of 13.32% and a weighted average life of 5.8 years. Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

9.     Equity Incentive Plan

At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan ("2015 Plan") which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.

Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company's common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2016, the Company granted 271,890 shares of restricted stock awards under the 2015 Plan.

Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the nine months ended September 30, 2016, the Company granted 201,440 stock options under the 2015 Plan.

The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below.

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015

Weighted average expected life (in years)	7.00	7.43
Weighted average risk-free rate of return	1.67%	1.96%
Weighted average volatility	24.05%	25.33%
Dividend yield	1.93%	1.59%
Weighted average fair value of options granted	$2.80	$3.12
Total stock options granted	201,440	11,576,612

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

The Company applies ASC 718 "Compensation- Stock Compensation," ("ASC 718") and expenses the fair value of all share-based compensation granted over the requisite service periods. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”), the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

The following table presents the share based compensation expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Stock option expense	$1,508	1,499	4,498	1,513
Restricted stock expense	3,954	2,994	10,658	3,335
Total share based compensation expense	$5,462	4,493	15,156	4,848

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended September 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	18,804,816	$10.00	6.8	$46,996
Granted	201,440	11.60	9.6
Exercised	(4,564,707)	5.94	0.3
Forfeited	(65,360)	12.54
Expired	(102)	8.08
Outstanding at September 30, 2016	14,376,087	$11.30	7.9	$16,204
Exercisable at September 30, 2016	4,681,871	$8.78	5.1	$16,122
Expected future expense relating to the non-vested options outstanding as of September 30, 2016 is $28.5 million over a weighted average period of 5.0 years.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2016 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date fair Value
Outstanding at December 31, 2015	6,759,832	$12.54
Granted	271,890	11.52
Vested	(971,571)	12.54
Forfeited	(17,500)	12.54
Outstanding and non vested at September 30, 2016	6,042,651	$12.50
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2016 is $65.9 million over a weighted average period of 5.0 years.

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
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$894	774	2,681	2,322
Interest cost	474	374	1,422	1,123
Amortization of:
Prior service cost	—	12	—	37
Net gain	514	321	1,542	962
Total net periodic benefit cost	$1,882	1,481	5,645	4,444
Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERPs and Directors’ Plan during the nine months ended September 30, 2016.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution to the defined benefit pension plan during the nine months ended September 30, 2016. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2016.

11.    Derivatives and Hedging Activities

The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge.)

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives are to primarily reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability cuased by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2016, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. During the three months ended September 30, 2016, the Company did not record any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $845,000 will be reclassified as an increase to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	At September 30, 2016		At December 31, 2015		At September 30, 2016		At December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$—	Other liabilities	$1,067	Other liabilities	$—
Total derivatives designated as hedging instruments		$—		$—		$1,067		$—

Effect of Derivative Instruments on the Income Statement

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income as of September 30, 2016 and 2015. The Company did not any have derivatives outstanding prior to the quarter ended September 30, 2016.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015		2016	2015
	(In thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$(1,109)	$—	Interest expense	$(42)	$—	Other non-interest income	$—	$—
Total	$(1,109)	$—		$(42)	$—		$—	$—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company's Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
September 30, 2016
Liabilities:
Interest Rate Swaps	$1,067	$—	$1,067	$—	$(1,067)	$—
Total	$1,067	$—	$1,067	$—	$(1,067)	$—

December 31, 2015
Liabilities:
Interest Rate Swaps	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.0 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

12.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended September 30,
	2016			2015
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$71,728	(28,287)	43,441	71,659	(22,865)	48,794
Other comprehensive income (loss):
Change in funded status of retirement obligations	537	(219)	318	351	(144)	207
Unrealized (loss) gain on securities available-for-sale	(2,708)	1,053	(1,655)	6,357	(3,159)	3,198
Accretion of loss on securities reclassified to held to maturity from available for sale	472	(193)	279	627	(256)	371
Reclassification adjustment for security gains included in net income	(72)	29	(43)	(1,537)	—	(1,537)
Other-than-temporary impairment accretion on debt securities	533	(218)	315	319	(130)	189
Net losses on derivatives arising during the period	(1,067)	436	(631)	—	—	—
Total other comprehensive (loss) income	(2,305)	888	(1,417)	6,117	(3,689)	2,428
Total comprehensive income	$69,423	(27,399)	42,024	77,776	(26,554)	51,222

	Nine Months Ended September 30,
	2016			2015
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$215,619	(84,196)	131,423	212,027	(74,924)	137,103
Other comprehensive income:
Change in funded status of retirement obligations	1,610	(658)	952	1,058	(432)	626
Unrealized gain on securities available-for-sale	19,652	(7,686)	11,966	6,372	(2,644)	3,728
Accretion of loss on securities reclassified to held to maturity from available for sale	1,433	(586)	847	1,910	(780)	1,130
Reclassification adjustment for security gains included in net income	(2,264)	906	(1,358)	(1,537)	—	(1,537)
Other-than-temporary impairment accretion on debt securities	1,179	(481)	698	965	(394)	571
Net losses on derivatives arising during the period	(1,067)	436	(631)	—	—	—
Total other comprehensive income	20,543	(8,069)	12,474	8,768	(4,250)	4,518
Total comprehensive income	$236,162	(92,265)	143,897	220,795	(79,174)	141,621

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gains on securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized Losses on Derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)
Net change	952	847	10,608	698	(631)	12,474
Balance - September 30, 2016	$(11,414)	(2,233)	11,979	(13,052)	(631)	(15,351)

Balance - December 31, 2014	$(10,911)	(4,528)	7,851	(14,816)	—	(22,404)
Net change	626	1,130	2,191	571	—	4,518
Balance - September 30, 2015	$(10,285)	(3,398)	10,042	(14,245)	—	(17,886)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions, net	$(72)	(1,537)	(2,264)	(1,537)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of prior service cost	—	12	—	40
Amortization of net gain	537	339	1,610	1,018
Compensation and fringe benefits	537	351	1,610	1,058
Reclassification adjustment for unrealized losses on derivatives
Unrealized losses on derivatives	42	—	42	—
Total before tax	507	(1,186)	(612)	(479)
Income tax (expense) benefit	(190)	(144)	248	(432)
Net of tax	$317	(1,330)	(364)	(911)

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

Derivatives
The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

	Carrying Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Equity securities	$6,623	6,623	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	520,981	—	520,981	—
Federal National Mortgage Association	934,136	—	934,136	—
Government National Mortgage Association	50,406	—	50,406	—
Total mortgage-backed securities available-for-sale	1,505,523	—	1,505,523	—
Total securities available-for-sale	$1,512,146	6,623	1,505,523	—
Liabilities:
Derivative financial instruments	$1,067	—	1,067	—

	Carrying Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Equity securities	$6,495	6,495	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	547,451	—	547,451	—
Federal National Mortgage Association	726,072	—	726,072	—
Government National Mortgage Association	24,679	—	24,679	—
Total mortgage-backed securities available-for-sale	1,298,202	—	1,298,202	—
Total securities available-for-sale	$1,304,697	6,495	1,298,202	—
Liabilities:
Derivative financial instruments	$—	—	—	—
There have been no changes in the methodologies used at September 30, 2016 from December 31, 2015, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2016, the fair value model used prepayment speeds ranging from 2.59% to 27.96% and a discount rate of 13.00% for the valuation of the mortgage servicing rights. At December 31, 2015, the fair value model used prepayment speeds ranging from 6.30% to 26.28% and a discount rate of 10.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At September 30, 2016, appraisals were discounted in a range of 0%-25% for estimated costs to sell.
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

The following tables provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015. For the three months ended September 30, 2016 there was no change to the carrying value of impaired loans measured at fair value on a non-recurring basis. For the year ended December 31, 2015, there was no change to carrying value of impaired loans or mortgage servicing rights measured at fair value on a non-recurring basis.

					Carrying Value at September 30, 2016
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	2.59% - 27.96%	13.32%	$12,874	—	—	12,874
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	6.12%	97	—	—	97
					$12,971	—	—	12,971

					Carrying Value at December 31, 2015
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.90%	$510	—	—	510
					$510	—	—	510
Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.

Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Securities Held-to-Maturity
Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. Management utilizes various inputs to determine the fair value of the portfolio. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

FHLB Stock
The fair value of the Federal Home Loan Bank of New York ("FHLB") stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to hold a minimum investment based upon the balance of mortgage related assets held by the member.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$168,629	168,629	168,629	—	—
Securities available-for-sale	1,512,146	1,512,146	6,623	1,505,523	—
Securities held-to-maturity	1,794,131	1,868,397	—	1,792,551	75,846
Stock in FHLB	222,562	222,562	222,562	—	—
Loans held for sale	24,240	24,240	—	24,240	—
Net loans	18,068,182	18,081,383	—	—	18,081,383
Financial liabilities:
Deposits, other than time deposits	$12,007,541	12,007,541	12,007,541	—	—
Time deposits	2,944,201	2,944,208	—	2,944,208	—
Borrowed funds	4,203,711	4,261,340	—	4,261,340	—

	December 31, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,904	148,904	148,904	—	—
Securities available-for-sale	1,304,697	1,304,697	6,495	1,298,202	—
Securities held-to-maturity	1,844,223	1,888,686	—	1,810,869	77,817
Stock in FHLB	178,437	178,437	178,437	—	—
Loans held for sale	7,431	7,431	—	7,431	—
Net loans	16,661,133	16,650,529	—	—	16,650,529
Financial liabilities:
Deposits, other than time deposits	$10,647,346	10,647,346	10,647,346	—	—
Time deposits	3,416,310	3,414,528	—	3,414,528	—
Borrowed funds	3,263,090	3,277,983	—	3,277,983	—
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

14.    Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the provisions of ASU No. 2016-15 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
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

15.    Subsequent Events
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
On October 27, 2016, the Company declared a cash dividend of $0.08 per share. The $0.08 dividend per share will be paid to stockholders on November 23, 2016, with a record date of November 10, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and additional risk factors included in Part II, Item 1A of this quarterly report.
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
Our lending emphasis has been the origination of commercial real estate loans, multi-family loans, commercial and industrial loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment deteriorates. Management uses relevant information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. At September 30, 2016, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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

Executive Summary
Since the Company's initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits (savings, checking and money market accounts.) Our transformation can be attributed to a number of factors, including organic growth, de novo branches, bank and branch acquisitions, as well as expanding our product offerings. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.
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
The persistent low interest rate environment over the past several years and a flattening of the yield curve have resulted in sustained pressure on our net interest margin.  Interest-earning assets continue to be originated or re-priced at yields lower than the overall portfolio, and competitive pricing remains strong in both the loan and deposit markets.  But despite the overall flattening of the treasury yield curve, we have been able to generally offset net interest margin compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates before the end of 2016.  If short-term interest rates increase, and the yield curve flattens further, we may be subject to near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
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
We continue to grow and transform the composition of our balance sheet. Total assets increased by $1.65 billion, or 7.9%, to $22.54 billion at September 30, 2016, from $20.89 billion at December 31, 2015. Net loans increased $1.41 billion, or 8.4%, to $18.07 billion at September 30, 2016 from $16.66 billion at December 31, 2015, and securities increased by $157.4 million, or 5.0%, to $3.31 billion at September 30, 2016 from $3.15 billion at December 31, 2015. During the nine months ended September 30, 2016, we originated $1.74 billion in multi-family loans, $670.0 million in commercial and industrial loans, $442.0 million in commercial real estate loans, $395.0 million in residential loans, $335.7 million in construction loans and $235.7 million in consumer and other loans. Our strategic objective is to become more commercial bank like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.
On May 3, 2016, we announced the signing of a definitive merger agreement with The Bank of Princeton. As of June 30, 2016, The Bank of Princeton had assets of $1.0 billion, loans of $809 million and deposits of $812 million and operated 10 branches in New Jersey and 3 in the Philadelphia market. The transaction is subject to regulatory approvals and customary closing conditions.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 13.82% at September 30, 2016 from 15.85% at December 31, 2015. In March 2015, we commenced the first stock repurchase plan since our second step for 5% of our outstanding shares of common stock, or approximately 17.9 million shares. This repurchase plan was completed in June 2015 when we announced our second share repurchase program which authorizes the repurchase of an additional 10% of outstanding shares of common stock, or approximately 34.8 million shares. On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31.5 million shares. This plan commenced immediately upon the completion of the second repurchase plan in June 2016. Stockholders' equity was impacted for the nine months ended September 30, 2016 by the repurchase of 29.2 million shares of common stock for $337.5 million as well as cash dividends of $0.18 per share totaling $57.6 million. On October 27, 2016, our Board of Directors declared a cash dividend of $0.08 per share, an increase of $0.02 from the prior quarter. The dividend increase reinforces the Company's confidence in its business model and its plan to evolve into a more commercial focused bank.
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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets increased by $1.65 billion, or 7.9%, to $22.54 billion at September 30, 2016 from $20.89 billion at December 31, 2015. Net loans increased $1.41 billion, or 8.4% to $18.07 billion at September 30, 2016 from $16.66 billion at December 31, 2015, while securities increased by $157.4 million, or 5.0%, to $3.31 billion at September 30, 2016 from $3.15 billion at December 31, 2015.

Net Loans. Net loans increased by $1.41 billion, or 8.4%, to $18.07 billion at September 30, 2016 from $16.66 billion at December 31, 2015. The detail of the loan portfolio (including PCI loans) is below:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$7,360,733	$6,255,903
Commercial real estate loans	4,103,250	3,829,099
Commercial and industrial loans	1,191,234	1,044,386
Construction loans	277,155	225,843
Total commercial loans	12,932,372	11,355,231
Residential mortgage loans	4,798,386	5,039,543
Consumer and other	576,402	496,556
Total Loans	18,307,160	16,891,330
Net unamortized premiums and deferred loan costs	(15,428)	(11,692)
Allowance for loan losses	(223,550)	(218,505)
Net loans	$18,068,182	$16,661,133

During the nine months ended September 30, 2016, we originated $1.74 billion in multi-family loans, $670.0 million in commercial and industrial loans, $442.0 million in commercial real estate loans, $395.0 million in residential loans, $335.7 million in construction loans and $235.7 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

Our loan portfolio contains interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at September 30, 2016 and December 31, 2015 was $136.8 million and $172.3 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of September 30, 2016, we had $631.3 million commercial real estate interest only loans in our loan portfolio, of which $498.7 million have twenty-four months or less remaining on the interest only term. We maintained stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated $166.5 million during the nine months ended September 30, 2016 in residential mortgage loans that were sold to third party investors.

    The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	1	$0.2	2	$1.2	3	$2.9	4	$3.5	4	$3.0
Commercial real estate	29	8.9	33	11.7	35	10.3	37	10.8	40	13.8
Commercial and industrial	6	2.3	6	0.7	10	5.6	17	9.2	9	6.5
Construction	—	—	1	0.2	3	0.5	4	0.8	5	1.0
Total commercial loans	36	11.4	42	13.8	51	19.3	62	24.3	58	24.3
Residential and consumer	481	86.1	471	86.5	488	85.9	500	91.1	506	99.8
Total non-accrual loans	517	$97.5	513	$100.3	539	$105.2	562	$115.4	564	$124.1
Accruing troubled debt restructured loans	31	$8.8	29	$12.1	30	$10.7	39	$22.5	38	$25.2
Non-accrual loans to total loans		0.53%		0.57%		0.61%		0.68%		0.76%
Allowance for loan loss as a percent of non-accrual loans		229.31%		219.60%		205.83%		189.30%		175.97%
Allowance for loan loss as a percent of total loans		1.22%		1.25%		1.26%		1.29%		1.33%
Total non-accrual loans decreased to $97.5 million at September 30, 2016 compared to $100.3 million at June 30, 2016 and $124.1 million at September 30, 2015. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At September 30, 2016, there were $30.0 million of loans deemed as troubled debt restructurings, of which $23.5 million were residential and consumer loans, $4.1 million were commercial real estate loans, and $2.4 million were commercial and industrial loans. Troubled debt restructured loans in the amount of $8.8 million were classified as accruing and $21.2 million were classified as non-accrual at September 30, 2016.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2016, the Company has deemed potential problem loans excluding PCI loans, totaling $47.7 million, which comprised of 16 commercial real estate loans totaling $40.7 million, 4 multi-family loans totaling $5.2 million and 11 commercial and industrial loans totaling $1.8 million. Included in potential problem loans is a single relationship totaling $21.0 million. The properties are single tenant and well-collateralized with strong loan to value ratios. Management is actively monitoring all these loans.
The ratio of non-accrual loans to total loans was 0.53% at September 30, 2016 compared to 0.68% at December 31, 2015. The allowance for loan losses as a percentage of non-accrual loans was 229.31% at September 30, 2016 compared to 189.30% at December 31, 2015. At September 30, 2016, our allowance for loan losses as a percentage of total loans was 1.22% compared to 1.29% at December 31, 2015.
At September 30, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $33.0 million, of which $12.7 million of impaired loans had a specific allowance for credit losses of $1.5 million and $20.3 million of impaired loans had no specific allowance for credit losses. At December 31, 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $57.0 million, of which $19.1 million had a related allowance for credit losses of $4.2 million and $37.8 million had no related allowance for credit losses.
The allowance for loan losses increased by $5.1 million to $223.6 million at September 30, 2016 from $218.5 million at December 31, 2015. The increase in our allowance for loan losses is due to the growth of the loan portfolio particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At September 30, 2016, our allowance for loan loss as a percent of total loans was 1.22%.
The following table sets forth the allowance for loan losses at September 30, 2016 and December 31, 2015 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2016		December 31, 2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$93,420	40.21%	$88,223	37.04%
Commercial real estate loans	49,981	22.41%	46,999	22.67%
Commercial and industrial loans	44,108	6.51%	40,585	6.18%
Construction loans	9,988	1.51%	6,794	1.34%
Residential mortgage loans	21,358	26.21%	31,443	29.83%
Consumer and other loans	2,877	3.15%	3,155	2.94%
Unallocated	1,818	—	1,306	—
Total allowance	$223,550	100.00%	$218,505	100.00%

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

At September 30, 2016, our securities portfolio represented 14.7% of our total assets. Securities, in the aggregate, increased by $157.4 million, or 5.0%, to $3.31 billion at September 30, 2016 from $3.15 billion at December 31, 2015. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $44.1 million, or 24.7%, to $222.6 million at September 30, 2016 from $178.4 million at December 31, 2015. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $161.2 million at September 30, 2016 and $159.2 million at December 31, 2015. Other assets were $3.7 million at September 30, 2016 and $4.7 million at December 31, 2015.
Deposits.  At September 30, 2016, deposits totaled $14.95 billion, representing 77.0% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.

We have a suite of commercial deposit products, designed to appeal to small business owners and non-profit organizations. The interest rates we pay, our maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. We also rely on personalized customer service, long-standing relationships with customers, involvement in the communities we serve and an active marketing program to attract and retain deposits.
Deposits increased by $888.1 million, or 6.3%, from $14.06 billion at December 31, 2015 to $14.95 billion at September 30, 2016. Checking accounts increased $1.24 billion to $5.88 billion at September 30, 2016 from $4.64 billion at December 31, 2015. Core deposits represented approximately 80% of our total deposit portfolio at September 30, 2016, compared to 76% of our total deposit portfolio at December 31, 2015.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	September 30, 2016		December 31, 2015
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Checking accounts	$5,875,559	39%	$4,636,025	33%
Money market deposits	4,038,561	27%	3,861,317	27%
Savings	2,093,421	14%	2,150,004	15%
Total core deposits	12,007,541	80%	10,647,346	76%
Certificates of deposit	2,944,201	20%	3,416,310	24%
Total Deposits	$14,951,742	100%	$14,063,656	100%
Borrowed Funds.  We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. Borrowed funds increased by $940.6 million, or 28.8%, to $4.20 billion at September 30, 2016 from $3.26 billion at December 31, 2015 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $196.6 million to $3.12 billion at September 30, 2016 from $3.31 billion at December 31, 2015. The decrease is primarily attributed to the repurchase of 29.2 million shares of common stock for $337.5 million as well as cash dividends of $0.18 per share totaling $57.6 million for the nine months ended September 30, 2016. These decreases were offset by net income of $131.4 million for the nine months ended September 30, 2016.
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

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$129,226	$76	0.24%	$224,276	$68	0.12%
Securities available-for-sale	1,424,338	6,315	1.77%	1,274,256	5,759	1.81%
Securities held-to-maturity	1,815,288	10,434	2.30%	1,772,043	9,983	2.25%
Net loans	17,707,883	179,234	4.05%	15,843,434	169,216	4.27%
Stock in FHLB	216,813	2,315	4.27%	177,616	1,871	4.21%
Total interest-earning assets	21,293,548	198,374	3.73%	19,291,625	186,897	3.88%
Non-interest-earning assets	778,244			773,225
Total assets	$22,071,792			$20,064,850
Interest-bearing liabilities:
Savings deposits	$2,104,583	$2,463	0.47%	$2,178,877	$1,732	0.32%
Interest-bearing checking	3,472,472	4,451	0.51%	2,632,445	2,255	0.34%
Money market accounts	3,971,339	5,719	0.58%	3,571,504	5,602	0.63%
Certificates of deposit	3,009,330	7,693	1.02%	3,283,262	9,075	1.11%
Total interest-bearing deposits	12,557,724	20,326	0.65%	11,666,088	18,664	0.64%
Borrowed funds	4,074,743	18,442	1.81%	3,245,751	16,959	2.09%
Total interest-bearing liabilities	16,632,467	38,768	0.93%	14,911,839	35,623	0.96%
Non-interest-bearing liabilities	2,316,873			1,766,491
Total liabilities	18,949,340			16,678,330
Stockholders’ equity	3,122,452			3,386,520
Total liabilities and stockholders’ equity	$22,071,792			$20,064,850
Net interest income		$159,606			$151,274
Net interest rate spread(1)			2.80%			2.92%
Net interest-earning assets(2)	$4,661,081			$4,379,786
Net interest margin(3)			3.00%			3.14%
Ratio of interest-earning assets to total interest-bearing liabilities	1.28			1.29

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$141,230	$253	0.24%	$203,336	$124	0.08%
Securities available-for-sale	1,339,122	18,350	1.83%	1,236,175	16,676	1.80%
Securities held-to-maturity	1,856,318	32,453	2.33%	1,668,829	27,956	2.23%
Net loans	17,218,547	527,989	4.09%	15,515,391	493,783	4.24%
Stock in FHLB	197,958	6,396	4.31%	171,194	5,046	3.93%
Total interest-earning assets	20,753,175	585,441	3.76%	18,794,925	543,585	3.86%
Non-interest-earning assets	774,102			768,739
Total assets	$21,527,277			$19,563,664
Interest-bearing liabilities:
Savings deposits	$2,099,960	$7,184	0.46%	$2,275,965	$5,026	0.29%
Interest-bearing checking	3,207,413	11,198	0.47%	2,694,033	7,110	0.35%
Money market accounts	3,868,155	16,384	0.56%	3,504,684	17,538	0.67%
Certificates of deposit	3,258,702	26,873	1.10%	2,824,479	21,438	1.01%
Total interest-bearing deposits	12,434,230	61,639	0.66%	11,299,161	51,112	0.60%
Borrowed funds	3,667,473	52,328	1.90%	3,141,608	48,205	2.05%
Total interest-bearing liabilities	16,101,703	113,967	0.94%	14,440,769	99,317	0.92%
Non-interest-bearing liabilities	2,234,692			1,637,013
Total liabilities	18,336,395			16,077,782
Stockholders’ equity	3,190,882			3,485,882
Total liabilities and stockholders’ equity	$21,527,277			$19,563,664
Net interest income		$471,474			$444,268
Net interest rate spread(1)			2.82%			2.94%
Net interest-earning assets(2)	$4,651,472			$4,354,156
Net interest margin(3)			3.03%			3.15%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29			1.30

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015
Net Income. Net income for the three months ended September 30, 2016 was $43.4 million compared to net income of $48.8 million for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $131.4 million compared to net income of $137.1 million for the nine months ended September 30, 2015.
Net Interest Income. Net interest income increased by $8.3 million, or 5.5% to $159.6 million for the three months ended September 30, 2016 from $151.3 million for the three months ended September 30, 2015. The net interest margin decreased 14 basis points to 3.00% for the three months ended September 30, 2016 from 3.14% for the three months ended September 30, 2015.
Net interest income increased by $27.2 million, or 6.1% to $471.5 million for the nine months ended September 30, 2016 from $444.3 million for the nine months ended September 30, 2015. The net interest margin decreased 12 basis points to 3.03% for the nine months ended September 30, 2016 from 3.15% for the nine months ended September 30, 2015.

Total interest and dividend income increased by $11.5 million, or 6.1%, to $198.4 million for the three months ended September 30, 2016. Interest income on loans increased by $10.0 million, or 5.9%, to $179.2 million for the three months ended September 30, 2016 as a result of a $1.86 billion increase in the average balance of net loans to $17.71 billion, primarily attributable to growth in the commercial loan portfolio. This increase was offset by a decrease of 22 basis points in the weighted average yield on net loans to 4.05%. Prepayment penalties, which are included in interest income, totaled $4.0 million for the three months ended September 30, 2016 compared to $6.4 million for the three months ended September 30, 2015. Interest income on all other interest-earning assets, excluding loans, increased by $1.5 million, or 8.3% year over year, to $19.1 million for the three months ended September 30, 2016 which is attributable to a $137.5 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.59 billion for the three months ended September 30, 2016. The weighted average yield on interest-earning assets, excluding loans, increased 9 basis points to 2.14%.

Total interest and dividend income increased by $41.9 million, or 7.7%, to $585.4 million for the nine months ended September 30, 2016. Interest income on loans increased by $34.2 million, or 6.9%, to $528.0 million for the nine months ended September 30, 2016 as a result of a $1.70 billion increase in the average balance of net loans to $17.22 billion primarily attributed to growth in the commercial loan portfolio. This increase was offset by a decrease of 15 basis points in the weighted average yield on net loans to 4.09%. Prepayment penalties, which are included in interest income, totaled $14.6 million for the nine months ended September 30, 2016 compared to $16.6 million for the nine months ended September 30, 2015. Interest income on all other interest-earning assets, excluding loans, increased by $7.7 million, or 15.4%, to $57.5 million for the nine months ended September 30, 2016 which is attributed to a $255.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.53 billion for the nine months ended September 30, 2016. The weighted average yield on interest-earning assets, excluding loans, increased 15 basis points to 2.17%.

Total interest expense increased by $3.1 million, or 8.8% year over year, to $38.8 million for the three months ended September 30, 2016. Interest expense on interest-bearing deposits increased $1.7 million, or 8.9% year over year, to $20.3 million for the three months ended September 30, 2016. The average balance of total interest-bearing deposits increased $891.6 million, or 7.6% year over year, to $12.56 billion for the three months ended September 30, 2016. In addition, the weighted average cost of interest-bearing deposits increased by 1 basis point to 0.65% for the three months ended September 30, 2016. Interest expense on borrowed funds increased by $1.5 million, or 8.7% year over year to $18.4 million for the three months ended September 30, 2016. The average balance of borrowed funds increased $829.0 million, or 25.5%, to $4.07 billion for the three months ended September 30, 2016. This increase was offset by a decrease of 28 basis points in the weighted average cost of borrowings to 1.81% for the three months ended September 30, 2016.

Total interest expense increased by $14.7 million, or 14.8% year over year, to $114.0 million for the nine months ended September 30, 2016. Interest expense on interest-bearing deposits increased $10.5 million, or 20.6% year over year, to $61.6 million for the nine months ended September 30, 2016. The average balance of total interest-bearing deposits increased $1.14 billion, or 10.0% year over year, to $12.43 billion for the nine months ended September 30, 2016. In addition, the weighted average cost of interest-bearing deposits increased by 6 basis points to 0.66% for the nine months ended September 30, 2016. Interest expense on borrowed funds increased by $4.1 million, or 8.6% year over year to $52.3 million for the nine months ended September 30, 2016. The average balance of borrowed funds increased $525.9 million, or 16.7%, to $3.67 billion for the nine months ended September 30, 2016. This increase was offset by a decrease of 15 basis points in the weighted average cost of borrowings to 1.90% for the nine months ended September 30, 2016.

Non-Interest Income. Total non-interest income decreased $2.8 million, or 24.6% year over year, to $8.5 million for the three months ended September 30, 2016. Gain on loans, net decreased $737,000 for the three months ended September 30, 2016 primarily as a result of lower loan sales through our mortgage subsidiary as well as the Bank. In addition security transactions and gain on other real estate owned decreased $861,000 and $795,000, respectively, from the three months ended September 30, 2015.

Total non-interest income decreased $2.7 million, or 8.7%, to $28.7 million for the nine months ended September 30, 2016. Gain on loans, net decreased $2.9 million for the nine months ended September 30, 2016 primarily as a result of lower loan sales through our mortgage subsidiary as well as the Bank. In addition, gain on sale of other real estate owned decreased $1.2 million for the nine months ended September 30, 2016 as compared to the nine months of September 30, 2015. These decreases were offset by an increase of $2.1 million in gain on securities transactions for the nine months ended September 30, 2016 primarily due to the sale of securities totaling $69.1 million, resulting in a gain of $3.1 million.

Non-Interest Expenses. Compared to the third quarter of 2015, total non-interest expenses increased $5.5 million, or 6.4% year over year. Compensation and fringe benefits increased $4.0 million for the three months ended September 30, 2016 primarily due to additions to our staff to support continued growth and infrastructure and normal merit increases. In addition, professional fees increased $1.8 million as we build additional risk management and operational infrastructure. Federal insurance premiums and office occupancy and equipment expense increased $1.4 million and $1.2 million, respectively, for the three months ended September 30, 2016.

Total non-interest expense was $269.6 million for the nine months ended September 30, 2016, an increase of $26.9 million, or 11.1% as compared to the nine months of 2015. Compensation and fringe benefits increased $20.8 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $10.3 million in equity incentive expense for the nine months ended September 30, 2016 resulting from the restricted stock and stock option grants on June 23, 2015 to certain employees, officers and directors of the Company, pursuant to the Investors Bancorp, Inc. 2015 Equity Incentive Plan; additions to our staff to support continued growth; and normal merit increases. Office occupancy and equipment expense increased $4.2 million for the nine months ended September 30, 2016 primarily due to new branch openings. Professional fees and other operating expenses increased $2.9 million and $1.8 million, respectively for the nine months ended September 30, 2016 as we continue to build additional risk management and operational infrastructure as our company grows and we enhance our employee training and development programs.

Income Taxes. Income tax expense for the third quarter of 2016 was $28.3 million compared with $22.9 million for the third quarter 2015.  The effective tax rates were 39.4% and 31.9% for the quarters ended September 30, 2016 and September 30, 2015, respectively.  For the nine-month periods ended September 30, 2016 and 2015, income tax expense was $84.2 million and $74.9 million, respectively, and the effective tax rates were 39.1% and 35.3%, respectively. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income, the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.

In the third quarter 2015, the Company realized the benefit of a Net Operating Loss carryforward from a previous acquisition.  Additionally, in April 2015, New York City changed their tax law to conform with that of New York State.  As a result, the company revalued its deferred tax positions which lowered the effective tax rate for the 2015 nine month period; however, it has the impact of increasing the rate in future periods.

Provision for Loan Losses. Our provision for loan losses was $5.0 million for the three months ended September 30, 2016 and the three months ended September 30, 2015. For the three months ended September 30, 2016, net charge-offs were $1.8 million compared to $504,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 our provision for loan loss was $15.0 million compared with $21.0 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net charge-offs were $10.0 million compared to $2.8 million for the nine months September 30, 2015.

Our provision for the three and nine months ended September 30, 2016 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the improvement in the level of non-performing loans.

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

At September 30, 2016, the Company had overnight borrowings outstanding of $492.0 million with FHLB as compared to $175.0 million at December 31, 2015. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $4.20 billion at September 30, 2016, an increase of $940.0 million from $3.26 billion at December 31, 2015.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2016, outstanding commitments to originate loans totaled $682.0 million; outstanding unused lines of credit totaled $1.08 billion; standby letters of credit totaled $20.5 million and outstanding commitments to sell loans totaled $36.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.96 billion at September 30, 2016. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of September 30, 2016 the Company and the Bank met the currently applicable Conservation Buffer of 0.625%.

As of September 30, 2016, the Bank and the Company exceeded all regulatory capital requirements as follows:

	September 30, 2016
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,708,967	12.25%	$884,483	4.000%	$1,105,604	5.00%
Common equity tier 1 risk-based	2,708,967	15.09%	920,211	5.125%	1,167,097	6.50%
Tier 1 Risk Based Capital	2,708,967	15.09%	1,189,541	6.625%	1,436,427	8.00%
Total Risk-Based Capital	2,932,517	16.33%	1,548,648	8.625%	1,795,534	10.00%

Company:
Tier 1 Leverage Ratio	$3,048,637	13.78%	$884,746	4.000%	n/a	n/a
Common equity tier 1 risk-based	3,048,637	16.96%	921,079	5.125%	n/a	n/a
Tier 1 Risk Based Capital	3,048,637	16.96%	1,190,664	6.625%	n/a	n/a
Total Risk-Based Capital	3,272,187	18.21%	1,550,109	8.625%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2016:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$4,203,711	1,017,000	605,199	675,621	1,905,891
Commitments to originate and purchase loans	$682,010	682,010	—	—	—
Commitments to sell loans	$36,000	36,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $28.8 million of the borrowings are callable at the option of the lender. Additionally, at September 30, 2016, the Company’s commitments to fund unused lines of credit totaled $1.08 billion. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of September 30, 2016 have not changed significantly from December 31, 2015.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three months ended September 30, 2016, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. The fair value of the derivative as of September 30, 2016 was a liability of $1.1 million.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. At September 30, 2016, approximately 36% of our residential portfolio was in variable rate products, while 64% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio, help reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to manage interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2016, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in NPV or net interest income for an interest rate decrease of 100 basis points or increase of 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,611,832	(562,006)	(13.5)%	$599,454	(34,492)	(5.4)%
0bp	$4,173,838	—	—	$633,946	—	—
-100bp	$3,901,858	(271,980)	(6.5)%	$639,001	5,055	0.80%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at September 30, 2016, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 13.5% decrease in NPV and a $34.5 million, or 5.4%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 6.5% decrease in NPV and a $5.1 million, or 0.80%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
The following additional risk factors supplements the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Investors Bank Entered Into an Informal Agreement with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, Which May Adversely Affect Its Ability to Receive Regulatory Approval for The Bank of Princeton Acquisition

On August 12, 2016, Investors Bank agreed to enter into an informal agreement (“Informal Agreement”) with the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Investors Bank agreed to 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with BSA, 2) conduct a comprehensive validation of Investors Bank’s BSA/AML automated compliance system, and 3) develop, adopt and implement effective training programs relating to BSA. Investors Bank also agreed to review certain transactions and accounts for BSA and AML compliance and to establish a Compliance Committee of the Board.

Numerous actions have been taken or commenced by Investors Bank to strengthen its BSA and AML compliance practices, policies, procedures and controls. Investors Bank has enhanced its risk management and compliance programs through restructured reporting lines, improved technology and increased staff, including hiring senior personnel. The application filed by Investors Bank to acquire The Bank of Princeton remains under processing by the FDIC. Investors Bank believes that it will be able to demonstrate substantial compliance with the terms of the Informal Agreement and that, notwithstanding the Informal Agreement, regulatory approvals of The Bank of Princeton acquisition will be obtained, although no assurances can be provided that such approvals will be received or as to the timing of such approvals. The failure to achieve compliance with the requirements of the Informal Agreement could also lead to further action by the FDIC and NJDOBI, which could adversely affect Investors Bank.

If The Bank Regulators Impose Limitations On Our Commercial Real Estate Lending Activities, Our Earnings Could Be Adversely Affected

In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 380% of Bank total risk-based capital at September 30, 2016.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings would be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2016 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1) (2)
July 1, 2016 through July 31, 2016	3,096,787	$11.30	$35,001,903	26,675,643
August 1, 2016 through August 31, 2016	1,450,000	11.71	16,983,895	25,225,643
September 1, 2016 through September 30, 2016	1,815,000	11.97	21,717,669	23,410,643
Total	6,361,787	$11.59	$73,703,467	23,410,643
(1) On June 9, 2015, the Board of Directors announced its second share repurchase plan, which authorized the repurchase of an additional 10% of the Company's outstanding shares of common stock or 34,779,211 million shares. The plan commenced upon the completion of the first repurchase plan on June 30, 2015.
(2) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 23,410,643 shares yet to be repurchased as of September 30, 2016.

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

INVESTORS BANCORP, INC.

Date: November 9, 2016	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)