Form 10-K
period 2016-12-31
Investors Bancorp, Inc.
filed 2017-03-01
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 23, 2017, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 309,878,591 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2016, as reported by the NASDAQ Global Select Market, was approximately $3.47 billion.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2017 Annual Meeting of Stockholders of the registrant (Part III).

INVESTORS BANCORP, INC.
2016 ANNUAL REPORT ON FORM 10-K

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
Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors are outlined in Item 1A. Risk Factors herein and include, without limitation, the following:

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

•	the risks associated with continued diversification and growth of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results;

•	impact on our financial performance associated with the effective deployment of capital raised in our second step conversion offering; and

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations.
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
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation which became the holding company for Investors Bank ("the Bank") in May 2014, upon the completion of the mutual-to-stock conversion of Investors Bancorp, MHC. Prior to the 2014 conversion, Investors Bancorp, MHC held 55% of Investors Bancorp's outstanding common stock in connection with its initial public offering in October 2005, which raised net proceeds of $509.7 million. The second step conversion was completed on May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock and a $10.0 million cash contribution to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. As a result of the conversion, all share information prior to May 2014 has been revised to reflect the 2.55- to- one exchange ratio.

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
The Bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, commercial and industrial ("C&I") loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 15% of consolidated assets at December 31, 2016. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance ("NJDBI"), the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau ("CFPB").
Our Business Strategy
Since the initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits. Our transformation can be attributed to a number of factors, including organic growth, de novo branch openings, bank and branch acquisitions, as well as product expansion. We believe the attractive markets we operate in, namely, the greater New Jersey and New York metropolitan areas, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.

Opportunities through Our Attractive Markets
The markets we operate in are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. We have expanded our franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. Additionally, we have strengthened our presence in our historic markets throughout New Jersey. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, Investors Bank is the largest bank headquartered in the state of New Jersey as measured by assets. The markets we operate in are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions as well as smaller local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area.
Many of the counties we serve are projected to experience moderate to strong household income growth through 2021. Though slower population growth is projected for many of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market and nearly all have median household incomes greater than the national median.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions and insurance companies. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2016, the latest date for which statistics are available, our market share of deposits was ranked in the top 10 of total deposits in the State of New Jersey and in the top 20 within the New York metropolitan area.

Growing and Diversifying the Loan Portfolio
Our business plan has been, and will continue to be, to grow and diversify our loan portfolio. We have accomplished the majority of this growth by focusing on originating more multi-family and commercial real estate loans in our market area through our New York City and New Jersey loan production offices. For the year ended December 31, 2016, we originated $2.16 billion in multi-family loans and $1.08 billion in commercial real estate loans. We are focusing on growing our commercial loan portfolio because it helps to diversify the loan portfolio and reduces our interest rate exposure to mortgage-backed securities and one- to four-family mortgages.

To further diversify our loan portfolio we have increased C&I lending by building relationships with small to medium sized companies in our market area. We have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry and a team of experienced lenders specializing in asset based lending. For the year ended December 31, 2016, we originated $608.9 million of C&I loans. We have diversified our loan portfolio, as evidenced by the fact that commercial loans (including commercial real estate, multi-family, C&I and construction loans) represent approximately 72% of our loan portfolio at December 31, 2016 as compared to December 31, 2012, when commercial loans were approximately 51% of total loans. Growing and diversifying our loan portfolio will continue to be a major focus of our business strategy going forward.

Changing the Mix of Deposits
We have focused on changing our deposit mix from certificates of deposit to core deposits (savings, checking and money market accounts). Core deposits are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates. As of December 31, 2016, we had core deposits of $12.33 billion, representing approximately 81% of total deposits, compared to December 31, 2012 when core deposits were $5.80 billion, representing 66% of total deposits. Over the same time, the percent of non-interest bearing deposits to total deposits has grown from 10% to 14%. In order to maintain these favorable results and trends, we will continue to invest in additional de novo branches, branch staff training, product development as well as commercial deposit gathering efforts. Over the past few years we have developed a suite of commercial deposit and cash management products, designed to appeal to small and mid-sized business owners and non-profit organizations including electronic deposit services such as remote deposit capture. Mobile banking services have also been developed to serve our customers’ needs and adapt to a changing environment. We will continue to enhance our web site and use social media as a way to stay connected to our customers.
Our deposit business has become more diversified over the past few years as we attract more deposits from commercial entities, including most of the businesses that borrow from us. Investors Bank has become one of the largest depositories for government and municipal deposits in New Jersey, which provides us with an additional funding source. Our branch network, concentrated in markets with attractive demographics and a high density population, will continue to provide us with opportunities to grow and improve our deposit base.

Acquisitions
A significant portion of our historic growth can be attributed to our acquisition strategy. Through 2014 we completed eight bank or branch acquisitions. Although management evaluates a number of factors when considering an acquisition, we have maintained a fundamental focus on preserving tangible book value per share. Some of our most recent transactions have included the following acquisitions:

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
In May 2016 we signed a definitive merger agreement with the Bank of Princeton, with assets of $1.0 billion, operating ten branches in New Jersey and three in the Philadelphia market. In January 2017, due to the uncertainty of the timing around regulatory approval, both parties mutually agreed to terminate the transaction.

Capital Management
Capital management is a key component of our business strategy. We raised net proceeds of $2.15 billion in equity in May 2014 upon the completion of the second step mutual conversion. As of December 31, 2016 our tangible equity to asset ratio was 13.10%. We manage our capital through a combination of organic growth, acquisitions, stock repurchases and dividends. In March 2015 we received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program prior to the one-year anniversary of the completion of our second step conversion and announced our first share repurchase program. Subsequently we announced two additional repurchase programs each authorizing a 10% buyback program. Since receiving approval in March 2015 we have repurchased 62.9 million shares totaling $746.3 million at an average price of $11.86.

Beginning September of 2012, we began to pay a quarterly cash dividend of $0.02 per share. Since then our dividend has increased to $0.08 per share. For the year ended 2016 our dividend payout ratio was 40% which includes a 33% dividend increase in the fourth quarter of 2016 to $0.08 per share.
Involvement in Our Communities
Investors Bank proudly promotes a higher quality of life in the communities it serves in New Jersey and New York through employee volunteer efforts and the Investors Charitable Foundation. Employees are continually encouraged to become leaders in their communities and use Investors Bank’s support to help others. Through the Investors Charitable Foundation, established in 2005, and the Roma Charitable Foundation, which we acquired in December 2013, Investors Bank has contributed or committed $23.4 million in donations to enrich the lives of New Jersey and New York citizens by supporting initiatives in the arts, education, youth development, affordable housing, and health and human services.
Community involvement is one of the principal values of Investors Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at Investors Bank that promotes high employee morale while enhancing the presence of Investors Bank in our local markets.
Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans, residential mortgage loans and consumer and other loans. At December 31, 2016, multi-family loans totaled $7.46 billion, or 39.7% of our total loan portfolio, commercial real estate loans totaled $4.45 billion, or 23.7% of our total loan portfolio, commercial and industrial loans totaled $1.28 billion, or 6.8% of our total loan portfolio, and construction loans totaled $314.8 million, or 1.7% of our total loan portfolio. Residential mortgage loans represented $4.71 billion, or 25.1% of our total loans at December 31, 2016. We also offer consumer loans, which consist primarily of home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. At December 31, 2016, consumer and other loans totaled $597.3 million, or 3.2% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan. Commercial loans are comprised of multi-family loans, commercial real estate loans, commercial and industrial loans and construction loans. Our primary focus over recent years has been on the origination of commercial loans.

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands )
Commercial loans:
Multi-family loans	$7,459,131	39.65%	$6,255,904	37.04%	$5,049,114	33.44%	$3,986,208	30.51%	$2,995,471	28.70%
Commercial real estate loans	4,452,300	23.67	3,829,099	22.67	3,147,153	20.84	2,505,327	19.18	1,971,689	18.89
Commercial and industrial loans	1,275,283	6.78	1,044,385	6.18	544,458	3.61	268,422	2.05	169,258	1.62
Construction loans	314,843	1.67	225,843	1.34	148,396	0.98	202,261	1.55	224,816	2.15
Total commercial loans	13,501,557	71.77	11,355,231	67.23	8,889,121	58.87	6,962,218	53.29	5,361,234	51.36
Residential mortgage loans	4,711,880	25.05	5,039,543	29.83	5,769,477	38.21	5,698,351	43.62	4,838,315	46.35
Consumer and other loans:
Home equity loans	161,356	0.86	201,063	1.19	222,871	1.48	245,653	1.88	101,163	0.97
Home equity credit lines	240,518	1.28	220,357	1.30	200,066	1.32	150,796	1.15	131,808	1.26
Other	195,391	1.04	75,136	0.45	18,017	0.12	7,600	0.06	5,951	0.06
Total consumer and other loans	597,265	3.18	496,556	2.94	440,954	2.92	404,049	3.09	238,922	2.29
Total loans	$18,810,702	100.00%	$16,891,330	100.00%	$15,099,552	100.00%	$13,064,618	100.00%	$10,438,471	100.00%
Net unamortized premiums and deferred loan costs (1)	(12,474)		(11,692)		(11,698)		(8,146)		10,487
Allowance for loan losses	(228,373)		(218,505)		(200,284)		(173,928)		(142,172)
Net loans	$18,569,855		$16,661,133		$14,887,570		$12,882,544		$10,306,786
(1) Included in unamortized premiums and deferred loan costs are accretable purchase accounting adjustments in connection with loans acquired.

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio based on contractual maturity, including PCI loans at December 31, 2016. Overdraft loans are reported as being due in one year or less.

	At December 31, 2016
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$170,954	$376,561	$378,410	$296,192	$294,430	$153,023	$1,669,570
After one year:
One to three years	1,067,202	754,567	88,733	18,425	353,948	106,046	2,388,921
Three to five years	2,560,439	1,338,433	210,010	—	447,052	123,036	4,678,970
Five to ten years	3,237,622	1,656,287	412,492	226	612,232	65,203	5,984,062
Ten to twenty years	422,914	320,230	155,124	—	1,080,251	77,866	2,056,385
Over twenty years	—	6,222	30,514	—	1,923,967	72,091	2,032,794
Total due after one year	7,288,177	4,075,739	896,873	18,651	4,417,450	444,242	17,141,132
Total loans	$7,459,131	$4,452,300	$1,275,283	$314,843	$4,711,880	$597,265	$18,810,702
Premiums on purchased loans and deferred loan fees, net							(12,474)
Allowance for loan losses							(228,373)
Net loans							$18,569,855

The following table sets forth fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$2,136,382	$5,151,795	$7,288,177
Commercial real estate loans	1,516,306	2,559,433	4,075,739
Commercial and industrial loans	607,219	289,654	896,873
Construction loans	10,918	7,733	18,651
Total commercial loans	4,270,825	8,008,615	12,279,440
Residential mortgage loans	3,116,926	1,300,524	4,417,450
Consumer and other loans:
Home equity loans	159,509	—	159,509
Home equity credit lines	—	92,497	92,497
Other	298	191,938	192,236
Total consumer and other loans	159,807	284,435	444,242
Total loans	$7,547,558	$9,593,574	$17,141,132
Multi-family Loans. At December 31, 2016, $7.46 billion, or 39.7%, of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.
Commercial Real Estate Loans. At December 31, 2016, $4.45 billion, or 23.7%, of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans in New Jersey, New York and surrounding states, which are secured by industrial properties, retail buildings, office buildings and other commercial properties. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. Included in commercial real estate loans are owner occupied commercial mortgage loans which totaled approximately $700 million at December 31, 2016.

Commercial and Industrial Loans. At December 31, 2016, $1.28 billion, or 6.8%, of our total loan portfolio was commercial and industrial loans. We offer a wide range of credit facilities to commercial and industrial clients throughout our geographic footprint. Our credit offerings are lines of credit, term loans and letters of credit. The collateral for these types of loans can be comprised of real estate and/or a lien on the general assets, including inventory and receivables of the business, and in many cases are further supported by a personal guarantee of the owner. As the Company and our footprint have grown, we have broadened our product offerings to create certain commercial and industrial lending subspecialties, including expanded lending to the healthcare industry. As of December 31, 2016 asset based lending loans totaled $70.3 million. Included in the Company's commercial and industrial loans were $95.0 million of loans to Co-operative housing corporations and groups ("Co-Op loans").
Construction Loans.  At December 31, 2016, we held $314.8 million in construction loans representing 1.7% of our total loan portfolio. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to have a three-year term and are made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for units to be sold require a pre-sale or we will limit the amount of speculative building without a sales contract.
Residential Mortgage Loans. At December 31, 2016, $4.71 billion, or 25.1%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage brokers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases, we acquire the loans with servicing rights.
We offer various loan programs to provide financing for low-and moderate-income home buyers, some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met.
Consumer and Other Loans. At December 31, 2016, consumer and other loans totaled $597.3 million, or 3.2% of our total loan portfolio. We offer consumer loans, most of which consist of home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. Home equity loans are offered with fixed rates of interest, terms up to 20 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate.
During 2014, we started to offer cash surrender value lending on life insurance contracts. At December 31, 2016, cash surrender value loans totaled $191.9 million, or 32% of consumer and other loans. The underwriting on these loans allows a policy owner to borrow a minimum credit line of $65,000 up to a maximum of $3,000,000. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier.
Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$2,162,447	$2,079,201	$1,671,514
Commercial real estate loans	1,078,601	936,889	869,705
Commercial and industrial loans	608,899	930,777	445,360
Construction loans	451,505	82,455	44,817
Total commercial loans	4,301,452	4,029,322	3,031,396
Residential mortgage loans	523,342	646,521	608,076
Consumer and other loans:
Home equity loans	14,614	23,177	19,742
Home equity credit lines	145,147	131,533	103,689
Other	100,262	93,081	842
Total consumer and other loans	260,023	247,791	124,273
Total loan originations	5,084,817	4,923,634	3,763,745
Loan purchases:
Commercial loans:
Multi-family loans	—	2,760	—
Commercial real estate loans	—	141,564	—
Commercial and industrial loans	—	—	—
Construction loans	—	—	—
Total commercial loans	—	144,324	—
Residential mortgage loans	141,563	54,300	233,856
Consumer and other loans	—	—	—
Total loan purchases	141,563	198,624	233,856
Loans sold	(9,752)	(394,742)	(32,412)
Principal repayments	(3,302,546)	(2,945,853)	(2,139,676)
Other items, net(1)	(5,360)	(8,100)	(24,562)
Net loans acquired in acquisition	—	—	204,075
Net increase in loan portfolio	$1,908,722	$1,773,563	$2,005,026

(1)Other items include charge-offs and recoveries, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs, discounts and premiums, and purchase accounting adjustments.
Credit Policy and Procedures
Loan Approval Procedures and Authority. The credit approval process provides for prompt and thorough underwriting and approval or decline of loan requests. The approval method used is a hierarchy of individual lending authorities for new credits and renewals. Our lending authority policy and limits are reviewed periodically by the Board of Directors. Approval limits are set based on the risk associated with each loan type, loan amount, and aggregate loan balances of a borrower. The Bank’s Credit Risk Committee approves authorities for lending and credit personnel, which are ultimately submitted to our Board for ratification. Lending authorities are based on position, capability, and experience of the individuals.
Loans to One Borrower. The Bank’s regulatory limit on total loans to any one borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2016, the regulatory lending limit was $445.0 million. The Bank’s internal policy limit is $150.0 million, with the option to exceed that limit with the Board of Directors’ ratification on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a regular basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2016, the Bank’s largest relationship with an individual borrower and its related entities was $120.7 million in commercial loans consisting of six shopping centers and three retail stores and was performing in accordance with its contractual terms.

Asset Quality. One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. While our portfolio contains interest only and no income verification residential mortgage loans, we no longer originate or purchase these types of residential loan products. Included in residential and consumer loans for the period ended December 31, 2016 are $124.2 million interest only and $246.0 million in no income verification loans. The Bank does, from time to time and for competitive purposes, originate commercial loans with limited interest only periods. Included in total commercial loans for the period ended December 31, 2016 are $588.4 million in interest only loans. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans.
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
Purchased Credit-Impaired Loans. Purchased Credit-Impaired ("PCI") loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Commercial loans:
Multi-family loans	1	$1,099	1	$234	2	$1,333
Commercial real estate loans	8	31,964	14	6,445	22	38,409
Commercial and industrial loans	4	885	6	2,971	10	3,856
Construction loans	—	—	—	—	—	—
Total commercial loans	13	33,948	21	9,650	34	43,598
Residential mortgage loans	52	10,930	286	58,119	338	69,049
Consumer and other loans	10	719	115	7,065	125	7,784
Total	75	$45,597	422	$74,834	497	$120,431

At December 31, 2015
Commercial loans:
Multi-family loans	—	$—	2	$1,886	2	$1,886
Commercial real estate loans	3	352	18	6,429	21	6,781
Commercial and industrial loans	2	—	13	4,386	15	4,386
Construction loans	—	—	4	792	4	792
Total commercial loans	5	352	37	13,493	42	13,845
Residential mortgage loans	60	14,956	301	68,560	361	83,516
Consumer and other loans	31	427	137	8,976	168	9,403
Total	96	$15,735	475	$91,029	571	$106,764
Non-Performing Assets. Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest, performing troubled debt restructurings and real estate owned ("REO"), and excludes PCI loans. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2016 and 2015. Included in delinquent loans 60-89 days for the year ended December 31, 2016 is a single loan relationship totaling 6 loans for $32.2 million. The loans for this relationship are secured by single tenant, well-collateralized properties with strong loan to value ratios. Management is actively monitoring all of these loans.
At December 31, 2016, we had REO of $4.5 million consisting of 18 residential properties and 8 commercial properties. Non-accrual loans decreased by $21.1 million to $94.3 million at December 31, 2016 from $115.4 million at December 31, 2015. There were no sales of non-performing loans during 2016. During 2015, the Company sold a pool of non-performing loans (including PCI loans) totaling $20.9 million on a bulk basis.
The ratio of non-accrual loans to total loans decreased to 0.50% at December 31, 2016 from 0.68% at December 31, 2015. Our ratio of non-performing assets to total assets decreased to 0.47% at December 31, 2016 from 0.69% at December 31, 2015. The allowance for loan losses as a percentage of total non-accrual loans increased to 242.24% at December 31, 2016 from 189.30% at December 31, 2015. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Non-accrual loans:
Multi-family loans	$482	$3,467	$2,989	$5,905	$11,143
Commercial real estate loans	9,205	10,820	13,940	2,711	753
Commercial and industrial loans	4,659	9,225	2,903	1,281	375
Construction loans	—	792	4,345	16,181	25,764
Total commercial loans	14,346	24,304	24,177	26,078	38,035
Residential mortgage loans	72,593	81,816	79,971	72,309	81,295
Consumer and other loans	7,335	9,306	4,211	1,973	1,238
Total non-accrual loans	94,274	115,426	108,359	100,360	120,568
Real estate owned	4,492	6,283	7,839	8,516	8,093
Performing troubled debt restructurings	9,445	22,489	35,624	39,570	15,756
Total non-performing assets	$108,211	$144,198	$151,822	$148,446	$144,417
Total non-accrual loans to total loans	0.50%	0.68%	0.72%	0.77%	1.16%
Total non-performing assets to total assets	0.47%	0.69%	0.81%	0.95%	1.14%

At December 31, 2016, there were $30.4 million of loans deemed trouble debt restructurings, of which $9.5 million were classified as accruing and $20.9 million were classified as non-accrual. For the year ended December 31, 2016, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $4.9 million. We recognized interest income of $2.6 million on such loans for the year ended December 31, 2016.
Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2016, we had REO of $4.5 million consisting of 18 residential properties and 8 commercial properties.
Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired or classified assets, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.
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
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2016, loans meeting the Company’s definition of an impaired loan totaled $34.4 million. The allowance for loan losses related to loans classified as impaired at December 31, 2016, amounted to $1.6 million. Interest income received during the year ended December 31, 2016 on loans classified as impaired totaled $1.5 million. For further detail on our impaired loans, see Note 1 and Note 4 of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2016 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
As an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance balance (beginning of period)	$218,505	$200,284	$173,928	$142,172	$117,242
Provision for loan losses	19,750	26,000	37,500	50,500	65,000
Charge-offs:
Multi-family loans	(161)	(284)	(323)	(1,266)	(9,058)
Commercial real estate loans	(455)	(1,021)	(6,147)	(1,101)	(479)
Commercial and industrial loans	(4,485)	(516)	(2,447)	(516)	(99)
Construction loans	(52)	(466)	(640)	(3,424)	(13,227)
Residential mortgage loans	(9,425)	(9,526)	(7,715)	(15,508)	(20,180)
Consumer and other loans	(419)	(403)	(972)	(795)	(1,107)
Total charge-offs	(14,997)	(12,216)	(18,244)	(22,610)	(44,150)
Recoveries:
Multi-family loans	1,885	445	3,784	219	—
Commercial real estate loans	689	807	201	65	43
Commercial and industrial loans	541	295	516	604	23
Construction loans	267	317	799	315	3,387
Residential mortgage loans	1,631	2,295	1,783	2,528	593
Consumer and other loans	102	278	17	135	34
Total recoveries	5,115	4,437	7,100	3,866	4,080
Net charge-offs	(9,882)	(7,779)	(11,144)	(18,744)	(40,070)
Allowance balance (end of period)	$228,373	$218,505	$200,284	$173,928	$142,172
Total loans outstanding	$18,810,702	$16,891,330	$15,099,552	$13,064,618	$10,438,471
Average loans outstanding	17,479,932	15,716,010	13,776,250	11,065,190	9,271,550
Allowance for loan losses as a percent of total loans outstanding	1.21%	1.29%	1.33%	1.33%	1.36%
Net loans charged off as a percent of average loans outstanding	0.06%	0.05%	0.08%	0.17%	0.43%
Allowance for loan losses to non-performing loans (1)	220.18%	158.43%	139.10%	124.30%	104.29%
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

	December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$95,561	39.6%	$88,223	37.0%	$71,147	33.4%	$42,103	30.5%	$29,853	28.7%
Commercial real estate loans	52,796	23.7	46,999	22.7	44,030	20.8	46,657	19.2	33,347	18.9
Commercial and industrial loans	43,492	6.8	40,585	6.2	20,759	3.6	9,273	2.1	4,094	1.6
Construction loans	11,653	1.7	6,794	1.3	6,488	1.0	8,947	1.6	16,062	2.2
Residential mortgage loans	19,831	25.0	31,443	29.8	47,936	38.2	51,760	43.6	45,369	46.4
Consumer and other loans	2,850	3.2	3,155	2.9	3,347	2.9	2,161	3.1	2,086	2.3
Unallocated	2,190		1,306		6,577		13,027		11,361
Total allowance	$228,373	100.0%	$218,505	100.0%	$200,284	100.0%	$173,928	100.0%	$142,172	100.0%

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
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. At December 31, 2016 none of our securities were deemed to be a covered fund under the Volcker Rule.

At December 31, 2016, our securities portfolio totaled $3.42 billion representing 14.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2016, $1.76 billion of our securities were classified as held-to-maturity and reported at amortized cost and $1.66 billion were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2016, agency-issued mortgage-backed securities including CMOs, totaled $3.33 billion, or 97.3%, of our total securities portfolio.
Mortgage-backed securities present a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments that can change the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. The fair value of such securities may be adversely affected by changes in interest rates and/or other market variables.
Our mortgage-backed securities portfolio had a weighted average yield of 1.91% for the year ended December 31, 2016. The estimated fair value of our mortgage-backed securities at December 31, 2016 was $3.31 billion, which is $34.3 million less than the carrying value. The decrease to the fair value is attributed to an increase to interest rates during 2016.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. Currently, the Company does not hold any non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio primarily consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. The interest rates on these securities reset quarterly in relation to 3 month LIBOR rate. These securities have been classified in the held-to-maturity portfolio since their purchase.
At December 31, 2016, the trust preferred securities portfolio had an amortized cost of $39.1 million, or 1.14% of our total securities portfolio, and a fair value of $79.2 million with none of the securities in an unrealized loss position. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. At December 31, 2016, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the periods ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2015 the Company recognized a loss of $646,000 on a TruPS security which was entirely liquidated by its Trustee.
We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. We will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.
Municipal Bonds.  At December 31, 2016, we had $38.0 million in municipal bonds which represents 1.1% of our total securities portfolio. These bonds are comprised of $33.4 million in short-term Bond Anticipation or Tax Anticipation notes and $4.6 million of longer term New Jersey Revenue Bonds. These purchases were made to diversify the securities portfolio and are designated as held to maturity.

Government Sponsored Enterprises. At December 31, 2016, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $2.1 million representing less than 0.2% of our total securities portfolio.
Marketable Equity Securities. At December 31, 2016, we had $6.7 million in equity securities representing 0.2% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2016		2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$5,825	$6,660	$5,778	$6,495	$6,887	$8,523
Mortgage-backed securities:
Federal National Mortgage Association	1,022,383	1,008,587	724,851	726,072	675,535	681,992
Federal Home Loan Mortgage Corporation	603,774	598,439	546,652	547,451	503,268	507,283
Government National Mortgage Association	47,538	46,747	24,841	24,679	125	126
Total mortgage-backed securities available for sale	1,673,695	1,653,773	1,296,344	1,298,202	1,178,928	1,189,401
Total available-for-sale securities	$1,679,520	$1,660,433	$1,302,122	$1,304,697	$1,185,815	$1,197,924
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$2,128	$2,140	$4,232	$4,243	$4,388	$4,403
Municipal bonds	37,978	39,493	43,058	44,365	24,320	25,321
Corporate and other debt securities	44,092	84,245	35,113	77,817	33,440	65,236
Total debt securities	84,198	125,878	82,403	126,425	62,148	94,960
Mortgage-backed securities:
Federal National Mortgage Association	1,244,833	1,233,079	1,226,140	1,227,325	974,376	984,787
Federal Home Loan Mortgage Corporation	410,133	407,424	514,339	513,470	500,637	502,320
Government National Mortgage Association	16,392	16,420	21,330	21,455	27,136	27,116
Federal housing authorities	—	—	11	11	182	182
Total mortgage-backed securities held-to-maturity	1,671,358	1,656,923	1,761,820	1,762,261	1,502,331	1,514,405
Total held-to-maturity securities	$1,755,556	$1,782,801	$1,844,223	$1,888,686	$1,564,479	$1,609,365
Total securities	$3,435,076	$3,443,234	$3,146,345	$3,193,383	$2,750,294	$2,807,289

At December 31, 2016, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Coupon. The composition, maturities and coupon rate of the securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities coupons have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$5,825	—%	$5,825	$6,660	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	—	—	75,639	2.74	528,135	2.01	603,774	598,439	2.10
Federal National Mortgage Association	—	—	14,972	2.55	142,704	2.16	864,707	1.94	1,022,383	1,008,587	1.98
Government National Mortgage Association	—	—	—	—	—	—	47,538	1.84	47,538	46,747	1.84
Total mortgage-backed securities	—	—	14,972	2.55	218,343	2.36	1,440,380	1.96	1,673,695	1,653,773	2.02
Total available-for- sale securities	$—	—%	$14,972	2.55%	$218,343	2.36%	$1,446,205	1.95%	$1,679,520	$1,660,433	2.01%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—	$2,128	1.55	$—	—	$—	—	$2,128	$2,140	1.55
Municipal bonds	33,348	1.54	75	3.63	—	—	4,555	9.13	37,978	39,493	2.45
Corporate and other debt securities	—	—	—	—	5,000	5.13	39,092	2.28	44,092	84,245	2.60
	33,348	1.54	2,203	1.62	5,000	5.13	43,647	2.99	84,198	125,878	2.51
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	—	—	18,121	2.06	392,012	2.17	410,133	407,424	2.17
Federal National Mortgage Association	—	—	25,084	1.77	56,314	1.89	1,163,435	2.32	1,244,833	1,233,079	2.29
Government National Mortgage Association	—	—	—	—	—	—	16,392	2.27	16,392	16,420	2.27
Total mortgage-backed securities	—	—	25,084	1.77	74,435	1.93	1,571,839	2.28	1,671,358	1,656,923	2.26
Total held-to-maturity securities	$33,348	1.54%	$27,287	1.76%	$79,435	2.13%	$1,615,486	2.30%	$1,755,556	$1,782,801	2.27%

Sources of Funds
General. Deposits are the primary source of funds used for our lending and investment activities. Our strategy is to increase core deposit growth to fund these activities. In addition, we use a significant amount of borrowings, primarily advances from the Federal Home Loan Bank of New York (“FHLB”), to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, repurchase agreements, brokered deposits, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits. At December 31, 2016, we held $15.28 billion in total deposits, representing 76.2% of our total liabilities. Over the past several years, we have revised our deposit strategy from one focused on attracting certificates of deposit to one focused on core deposits (savings, checking and money market accounts). The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates. At December 31, 2016, we held $12.33 billion in core deposits, representing 80.7% of total deposits, of which $736.8 million are brokered money market deposits. At December 31, 2016, $2.95 billion, or 19.3%, of our total deposit balances were certificates of deposit, which included $687.8 million of brokered certificates of deposits. In addition, municipal deposits are a significant source of funds. At December 31, 2016 $3.36 billion, or 22.0% of our total deposits consisted of public fund deposits from local government entities.
We have a suite of commercial deposit products, designed to appeal to small and mid-sized business owners and non-profit organizations. The interest rates we pay, our maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.
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
We intend to continue to invest in de novo branches, technology platforms and branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from consumers, businesses and municipalities which operate in our marketplace.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2016			2015			2014
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,173,493	14.2%	—%	$1,890,536	13.4%	—%	$1,249,070	10.3%	—%
Interest-bearing:
Checking accounts	3,916,208	25.6	0.45	2,745,489	19.5	0.29	2,643,769	21.7	0.29
Money market deposits	4,150,583	27.2	0.65	3,861,317	27.5	0.67	3,390,238	27.9	0.71
Savings	2,092,989	13.7	0.29	2,150,004	15.3	0.29	2,318,911	19.1	0.27
Certificates of deposit	2,947,560	19.3	0.91	3,416,310	24.3	1.14	2,570,338	21.1	1.00
Total deposits	$15,280,833	100.0%	0.51%	$14,063,656	100.0%	0.56%	$12,172,326	100.0%	0.53%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$639,425	$606,970	$703,630
0.26% - 0.50%	194,827	304,458	511,058
0.51% - 1.00%	643,526	384,941	389,815
1.01% - 2.00%	1,427,999	1,791,549	512,383
2.01% - 3.00%	31,956	301,930	386,775
Over 3.00%	9,827	26,462	66,677
Total	$2,947,560	$3,416,310	$2,570,338
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2016.

	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$245,644	$135,462	$206,213	$24,500	$8,503	$19,103	$639,425
0.26% - 0.50%	45,038	17,677	38,379	93,428	236	69	194,827
0.51% - 1.00%	49,876	169,049	210,713	84,423	40,490	88,975	643,526
1.01% - 2.00%	154,188	316,340	254,241	471,009	183,506	48,715	1,427,999
2.01% - 3.00%	12,959	301	1,413	561	4,661	12,061	31,956
Over 3.00%	3,081	4,273	1,153	631	110	579	9,827
Total	$510,786	$643,102	$712,112	$674,552	$237,506	$169,502	$2,947,560
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2016.

At December 31, 2016
(In thousands)
Three months or less	$254,540
Over three months through six months	446,897
Over six months through one year	475,175
Over one year	761,698
Total	$1,938,310

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

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$4,391,420	$3,106,783	$2,598,186	$3,099,593	$2,650,652
Average balance during period	3,663,087	2,997,873	2,548,744	3,015,058	2,068,006
Maximum outstanding at any month end	4,391,420	3,548,000	3,230,000	3,586,000	2,650,652
Weighted average interest rate at end of period	1.79%	2.12%	2.24%	1.83%	2.14%
Average interest rate during period	1.86%	2.06%	2.19%	1.90%	2.60%
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

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$154,831	$156,307	$167,918	$267,681	$55,000
Average balance during period	153,000	159,438	192,865	164,415	156,120
Maximum outstanding at any month end	154,831	163,000	261,205	267,681	250,000
Weighted average interest rate at end of period	2.19%	2.21%	2.28%	1.60%	3.94%
Average interest rate during period	2.16%	2.25%	2.02%	1.50%	3.93%
Subsidiary Activities
Investors Bancorp, Inc. has two direct subsidiaries: Marathon Statutory Trust II and Investors Bank.
Marathon Statutory Trust II. Marathon Statutory Trust II is a Delaware statutory trust incorporated in December 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. The purpose of this subsidiary was to issue and sell trust preferred securities. At December 31, 2016, the balance of securities issued was $5.0 million.
Investors Bank. Investors Bank is a New Jersey chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926, the bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. Investors Bank has the following direct and indirect subsidiaries: Investors Home Mortgage, Investors Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., My Way Development LLC, Marathon Realty Investors Inc. and Investors Financial Group Insurance Agency, Inc. In addition, Investors Bank has the following direct and indirect subsidiaries that are dormant and are in the process of being dissolved or merged into other subsidiaries: MNBNY Holding Inc., Roma Capital Investment Corp., Roma Service Corporation, B.F.S. Agency,

Inc. and 3D Holding Company, Inc. Investors Bank also acquired additional subsidiaries in 2012 as a result of the merger with Brooklyn Federal Bancorp, Inc. These subsidiaries were inactive and substantially all assets held by the subsidiaries were cash. We are currently in the process of liquidating and dissolving those subsidiaries. Investors Bank has two additional subsidiaries which are inactive. The subsidiaries are Investors Financial Services, Inc. and Investors Real Estate Corporation.
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
•Investors Investment Corp. Investors Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in securities such as, but not limited to, U.S. Treasury obligations, mortgage-backed securities, certificates of deposit, mutual funds, and equity securities, subject to certain limitations. This subsidiary was obtained in the acquisition of American Bancorp in May 2009.
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
•My Way Development LLC. My Way Development LLC is a New Jersey single-member limited liability company formed in 2001 as a real estate holding company for Bank owned real estate.
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
•Investors Financial Group Insurance Agency, Inc. Investors Financial Group Insurance Agency, Inc. is a New Jersey licensed insurance agency formed in 2016. The purpose of this subsidiary is to receive commissions relating to the sale of certain insurance products, including, but not limited to, life insurance, fixed annuities and indexed annuities.

Enterprise Risk Management Framework
Our Board of Directors oversees our risk management process, including the bank-wide approach to risk management, carried out by our management. Our Board approves the strategic plans and the policies that set standards for the nature and level of risk we are willing to assume. The Board receives reports on the management of critical risks and the effectiveness of risk management systems. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees, including Audit, Risk Oversight and Compensation committees, oversee risk in certain specified areas. The Risk Oversight Committee of the Board meets quarterly and provides independent oversight of all risk functions. Our Board has assigned responsibility to our Chief Risk Officer for maintaining the Enterprise Risk Management (“ERM”) framework to identify, assess, manage and mitigate risks in the execution of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies.
The Bank is continuing to enhance its risk management systems, policies and procedures and has added significant staffing and expertise in 2016.  The Bank’s Management Risk Committee meets regularly and provides governance over risk policy and risk escalation. The ERM framework supports a culture that promotes proactive risk management by all Investors Bank Employees, a risk appetite framework, with defined risk tolerance limits, and risk governance with a three line of defense model to manage and oversee risk. In a three line of defense structure, each line of business and corporate function serve as the first line of defense and have responsibility for identifying, assessing, managing and mitigating risks in their area. Independent Risk Management serves as the second line of defense and is responsible for providing guidance, oversight and appropriate challenge to the first line of defense. Internal Audit serves as the third line of defense and ensures that appropriate risk management controls, processes and systems are in place and functioning effectively.

Our ERM framework is consistent with common industry practices and regulatory guidance and is appropriate to our size, growth trajectory and the complexity of our business activities. The ERM Framework encompasses the following categories of risks; credit risk, interest rate risk, liquidity risk, price risk, operational risk, model risk, supplier risk, fraud risk, information security including cybersecurity, compliance risk, strategic risk, and reputational risk.
Personnel
As of December 31, 2016, we had 1,811 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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
Federal and state banking laws also require us to take steps to protect consumers. Bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. These laws include disclosures regarding truth in lending, truth in savings and funds availability under various statutes and regulations, privacy protection under the Gramm-Leach-Bliley Act of 1999, and prohibitions on discrimination in the provision of banking services. In addition, the Consumer Financial Protection Bureau (“CFPB”) is responsible for interpreting and enforcing a broad range of consumer protection laws governing the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. For further discussion on consumer protection and the role of the CFPB, see “Dodd-Frank Act.”
We have incurred and may in the future incur additional costs in complying with these requirements.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, made extensive changes to the laws regulating financial services firms. The Dodd-Frank Act also required significant rulemaking and mandated multiple studies that have resulted and are likely to continue to result in additional legislative and regulatory actions that will impact the operations of the Bank. Under the Dodd-Frank Act, federal bank regulatory agencies are required to draft and implement enhanced supervision, examination and capital and liquidity standards for depository institutions. The capital provisions of the Dodd-Frank Act include, among other things, changes to capital, leverage limits and limitations on the use of hybrid capital instruments. The Dodd-Frank Act also imposed new restrictions on investments and other activities by depository institutions, particularly with respect to derivatives activities and proprietary trading. The Dodd-Frank Act also gave federal bank regulatory agencies, such as the Federal Reserve and the FDIC, additional latitude to monitor the systemic safety of the financial system and take responsive action, which could include imposing restrictions on the business activities of the Bank. In addition, the Dodd-Frank Act authorized the federal regulators to impose various new assessments and fees, which could increase the Bank’s operational costs.
The Dodd-Frank Act required banks with total consolidated assets of more than $10 billion to conduct annual stress tests. The Dodd-Frank Act also required the FDIC, in coordination with federal financial regulatory agencies, to issue regulations establishing methodologies for stress testing that provide for at least three different sets of conditions, including baseline, adverse, and severely adverse. The regulations also require banks to publish a summary of the results of the stress tests. In October 2012, the FDIC issued a final rule regarding annual stress tests requiring a bank subject to the rule to assess the quarterly impact of stress scenarios on the bank’s capital over a horizon of nine quarters.
The Bank has developed a repeatable and comprehensive process to comply with the stress testing requirements, which involves the Board of Directors, Senior Management and Risk Management, along with third-party consultants who assist in this process. The Board of Directors receives regular updates as to the progress and challenges in complying with this regulatory requirement. The Bank submitted its stress tests results by July 31, 2016, as required, and published updated stress test results on October 25, 2016. The stress testing results affirmed the adequacy of the Bank’s capital, even under severe economic conditions. As the related methodologies and best practices for banks of Investors’ size continue to evolve, the stress testing process requires significant investment and we continue to seek ways to maximize shareholder value from the process while complying with regulatory requirements.
In addition, in December 2013 federal regulators adopted a final rule implementing the “Volcker Rule” enacted as part of the Dodd-Frank Act. The Volcker Rule prohibits (subject to certain exceptions) banks and their affiliates from engaging in short-term proprietary trading in securities and derivatives and from investing in and sponsoring certain unregistered investment companies (including not only such entities as hedge funds, commodity pools and private equity funds, but also a range of asset securitization structures that do not meet exemptive criteria in the final rules). The rules also require banks to develop compliance and control programs, including board of directors' oversight, appropriate for the size of the bank and the types and complexity of its activities.  Investors Bank has complied with the provisions of the Volcker Rule and has developed a governance and control program to ensure appropriate oversight and on-going compliance.
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

Additionally the CFPB has the authority to take enforcement action against banks and other financial services companies that fail to satisfy the standards imposed by it. As an insured depository institution with total assets of more than $10 billion, the Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Financial Laws. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank is operating in a consumer compliance environment that will be far less certain. Therefore, the Bank is likely to incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to continue to increase as a result of the consumer protection provisions of the Dodd-Frank Act.
In addition to creating the CFPB, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and required reforms related to mortgage originations. At this time, it continues to be difficult to predict the full extent to which the Dodd-Frank Act or the resulting regulations will impact the Bank’s business. However, compliance with certain of these new laws and regulations could result in restraints on, and additional costs to, our business. It is also difficult to predict the continuing impact the Dodd-Frank Act will have on our competitors and on the financial services industry as a whole. In addition to the continuing legislative and regulatory initiatives described above, competitive and industry factors could also adversely impact our results, the cost of our operations, our financial condition and our liquidity.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Investors Bank, minimum capital requirements similar to those imposed on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.

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

The following table shows the Bank and the Company's Tier 1 leverage ratio, Common Equity Tier 1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios as of December 31, 2016:

	As of December 31, 2016 (1)
	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,736,173	12.03%
Common Equity Tier 1 Risk-Based Capital	2,736,173	14.75
Tier 1 Risk-Based Capital	2,736,173	14.75
Total Risk-Based Capital	2,965,720	15.99

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$3,066,401	13.48%
Common Equity Tier 1 Risk-Based Capital	3,066,401	16.52
Tier 1 Risk-Based Capital	3,066,401	16.52
Total Risk-Based Capital	3,295,948	17.75

(1)
For purposes of calculating Tier 1 leverage ratio, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2016, both the Bank and the Company were considered “well capitalized” under applicable regulations.
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

Investors Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Bank, the membership stock purchase requirement is 0.15% of Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Bank. The activity-based stock purchase requirement for Investors Bank is equal to the sum of: (1) 4.50% of outstanding borrowing from the FHLB; (2) 4.50% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Investors Bank is zero; and (4) a specified percentage ranging from 0% to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2016, the amount of FHLB stock held by Investors Bank satisfies these requirements.
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

Prompt Corrective Action. Federal law establishes a prompt corrective action framework to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. Those regulations were amended effective January 1, 2015 to incorporate the previously mentioned increased regulatory capital standards that were effective on the same date. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

Investors Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2016.

Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.
Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Investors Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC issued a final rule which implemented that directive effective April 1, 2011 and adjusted its assessment schedule so that it now ranges from 2.5 basis points to 45 basis points of average total assets less tangible capital. At the same time, the FDIC adopted a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as Investors Bank. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions (i.e., $10 billion more in assets) became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarified and refined its large bank assessment formula. In October 2015, the FDIC issued a proposed rule that would impose an annual 4.5 basis point surcharge on institutions with assets of $10 billion or more. The surcharge would exist until the Deposit Insurance Fund ratio reaches 1.35% (which the FDIC estimates as eight calendar quarters). This rule became effective July 1, 2016 and implements a requirement of the Dodd-Frank Act that institutions with assets of $10 billion or more be responsible for increasing the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We are not currently aware of any practice, condition or violation that may lead to termination of our deposit insurance.
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.56 basis points of total average assets less tangible capital.

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
Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to specific exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. FDIC regulations require Investors Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.
Investors Bank is also required to provide its customers with the ability to “opt-out” of having Investors Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.
In addition, in accordance with the Fair Credit Reporting Act, Investors Bank must provide its customers with the ability to “opt-out” of having Investors Bank share their non-public personal information for marketing purposes with an affiliate or subsidiary before it can disclose such information.
The FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which includes administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
Community Reinvestment Act and Fair Lending Laws. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations to help meet the credit needs of their communities, including low- and moderate-income individuals and neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Investors Bank received a “satisfactory” CRA rating in our most recent publicly-available federal evaluation, which was conducted by the FDIC in August 2014.
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
Extensions of credit to a savings bank’s executive officers are subject to specific limits based on the type of loans involved. Generally, loans are limited to $100,000, except for a mortgage loan secured by the officer’s primary residence and education loans for the officer’s children.
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

Federal Reserve System

Under Federal Reserve Board regulations, Investors Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $15.5 million and up to $115.1 million, and 10% against that portion of total transaction accounts in excess of up to $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. Investors Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.
Anti-Money Laundering and Customer Identification

Investors Bank is subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act contains measures intended to encourage information sharing among bank regulatory and law enforcement agencies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Title III of the USA PATRIOT Act and the related FDIC regulations require the:

•
Establishment of anti-money laundering compliance programs that includes policies, procedures, and internal controls; the appointment of an anti-money laundering compliance officer; an effective training program; and independent testing;

•	Making of certain reports to FinCEN and law enforcement that are designated to assist in the detection and prevention of money laundering and terrorist financing activities;

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
On August 12, 2016, Investors Bank agreed to enter into an informal agreement (“Informal Agreement”) with the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Investors Bank agreed to; 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with BSA; 2) conduct a comprehensive validation of Investors Bank’s BSA/AML automated compliance system; and 3) develop, adopt and implement effective training programs relating to BSA. Investors Bank also agreed to review certain transactions and accounts for BSA and AML compliance and to establish a Compliance Committee of the Board. Numerous actions have been taken or commenced by Investors Bank to strengthen its BSA and AML compliance practices, policies, procedures and controls. Investors Bank has enhanced its risk management and compliance programs through restructured reporting lines, improved technology and increased staff, including hiring senior personnel.
Holding Company Regulation
Federal Regulation. Bank holding companies, including Investors Bancorp, Inc., are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. Federal Reserve Board regulations imposed consolidated capital adequacy requirements on bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Among other things, the Dodd-Frank Act eliminated the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that were previously includable for bank holding companies. The Dodd-Frank Act grandfathered instruments issued prior to May 19, 2010 by mutual holding companies and all bank holding companies of less than $15 billion in assets. The previously referenced final rules on regulatory capital, effective January 1, 2015, implemented the Dodd-Frank Act directive. The capital requirements applicable to Investors Bancorp, Inc. are now identical to those applying to the Bank. As of December 31, 2016, Investors Bancorp, Inc.’s regulatory capital ratios exceeded these minimum capital requirements. See “Federal Banking Regulation - Capital Requirements.”
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
A bank holding company is required to provide the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, would be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.
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
In addition, a bank holding company that does not elect to be a financial holding company under federal regulations is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are:

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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by Section 613 of the Dodd-Frank Act, regulates interstate banking activities by establishing a framework for nationwide interstate banking and branching. As amended, this interstate banking and branching authority generally permits a bank in one state to establish a de novo branch at a location in another host state if state banks chartered in such host state would also be permitted to establish a branch at that location in the state. Under these amendments, Investors Bank is permitted to establish branch offices in other states in addition to its existing New Jersey and New York branch offices.
The Gramm-Leach-Bliley Act of 1999 eliminated most of the barriers to affiliations among banks, securities firms, insurance companies, and other financial companies previously imposed under federal banking laws if certain criteria are satisfied. Certain subsidiaries of well-capitalized and well-managed banks may be treated as “financial subsidiaries,” which are generally permitted to engage in activities that are financial in nature, including securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies, and other activities that the Federal Reserve has determined to be closely related to banking.
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
Taxation
Federal Taxation
General. Investors Bancorp, Inc. and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Investors Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return. Investors Bancorp, Inc.’s federal tax returns are not currently under audit. The Internal Revenue Service completed its examination of the Company's 2013 and 2014 federal tax returns in 2016. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or its subsidiaries.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2016, Investors Bank's total federal pre-base year reserve was approximately $45.2 million.
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
Net Operating Loss Carryovers. A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. On May 7, 2014, the second step conversion was completed. The new consolidated group resulting from the second step has the ability to carry back claims normally allowed under federal tax law to the old consolidated group. As of December 31, 2016, the Company had total federal net operating loss carryforwards of $7.1 million related to prior acquisitions.

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
Investors Bancorp, Inc. is required to file a New Jersey income tax return and is generally subject to a state income tax at a 9% rate. If Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. At December 31, 2016, Investors Bancorp, Inc. currently meets the eligibility requirements and therefore elects to be taxed as a New Jersey Investment Company.
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
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The new legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations will now be taxed under the State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2016 was 28.0% of a recomputed New York State franchise tax, calculated using a 9% tax rate on allocated and apportioned entire net income. Investors Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2013 and 2014.
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
At December 31, 2016, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $13.50 billion, or 71.8% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
If the bank regulators impose limitations on our commercial real estate lending activities, our earnings could be adversely affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 386% of Bank total risk-based capital at December 31, 2016.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank's primary federal regulator were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings would be adversely affected.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses at December 31, 2016 of $228.4 million was 1.21% of total loans and 220.18% of non-performing loans at such date.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities would have a material adverse effect on our financial condition and results of operations.

Significant portions of our multi-family loan portfolio and commercial real estate portfolio and nearly all of our C&I loan portfolio are unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our multi-family loan portfolio has increased to $7.46 billion at December 31, 2016 from $3.0 billion at December 31, 2012. Our commercial real estate portfolio has increased to $4.45 billion at December 31, 2016 from $1.97 billion at December 31, 2012. Our C&I loan portfolio has increased to $1.28 billion at December 31, 2016 from $169.3 million at December 31, 2012. Consequently, a large portion of our multi-family loans and commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the economic environment since 2012. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2016, the fair value of our total securities portfolio was $3.44 billion. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. The economic value of equity analysis is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2016, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 6.2% or $40.9 million decrease in net interest income and 11.5% or $550.7 million decrease in economic value of equity.

Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability.
We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $12.72 billion at December 31, 2012 to $23.17 billion at December 31, 2016. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other banks and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, remain in good standing with our regulators, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.
Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2016, $3.36 billion, or 22.0% of our total deposits, consisted of public funds deposits from local government entities, primarily domiciled in the state of New Jersey, such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.
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
FHLB funds are an important source of funding for the Company and a reduced level may have an adverse impact on our liquidity, results of operations and financial condition.
We borrow directly from the FHLB and various financial institutions.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are unable to secure alternative funding or need to rely on more expensive funding sources, our operating margins, profitability and liquidity would be negatively impacted.
We may incur impairments to goodwill.
At December 31, 2016, we had approximately $77.6 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

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

Investors Bank Entered Into an Informal Agreement with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance.
On August 12, 2016, Investors Bank agreed to enter into an informal agreement (“Informal Agreement”) with the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Investors Bank agreed to; 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with BSA; 2) conduct a comprehensive validation of Investors Bank’s BSA/AML automated compliance system; and 3) develop, adopt and implement effective training programs relating to BSA. Investors Bank also agreed to review certain transactions and accounts for BSA and AML compliance and to establish a Compliance Committee of the Board. Numerous actions have been taken or commenced by Investors Bank to strengthen its BSA and AML compliance practices, policies, procedures and controls. Investors Bank has enhanced its risk management and compliance programs through restructured reporting lines, improved technology and increased staff, including hiring senior personnel. The failure to achieve compliance with the requirements of the Informal Agreement could lead to further action by the FDIC and NJDOBI, which could adversely affect Investors Bank. The costs to remediate are unknown and could adversely affect our growth prospects, financial condition and results of operations.
A worsening of economic conditions could adversely affect our financial condition and results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow relative to prior post-recession periods despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability. Declines in real estate values and sales volumes and unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
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
The Dodd-Frank Act has significantly changed the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.
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
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement the Volcker Rule. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including Investors Bancorp, unless an exception applies.

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
The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Investors Bank and Investors Bancorp on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 to risk-based capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4% under prior rules); (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% of common equity Tier 1 capital, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital to risk-based assets ratio of 10.5%. The required minimum capital conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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

We may be adversely affected by changes in U.S. tax laws and regulations.
Policy makers have indicated an interest in reforming the U.S. corporate income tax code in 2017. Possible approaches include lowering the 35 percent corporate tax rate, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences.  While we may benefit on a prospective net income basis from any decrease in corporate tax rates, proposals being discussed currently could result in a material decrease in the value of our deferred tax asset, which would also result in a material reduction to net income during the period in which the change is enacted. Regulatory capital could also be reduced if the decrease in the value of deferred tax assets exceeds certain levels.  Given the number of uncertainties relating to the ultimate form any corporate tax reform may take, it is not possible to quantify the potential negative impact to our income or regulatory capital that could result from corporate tax reform.

We currently utilize incentive-based payment arrangements with our employees as compensation practices. Potential regulatory changes to this practice could have an impact on our current practices and impact our results of operations.
Investors Bank is subject to the compensation-related provisions of the Dodd-Frank Act which prohibit incentive-based payment arrangements that encourage inappropriate risk taking. The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future.

Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Item 1. Business.”
Any future increase in FDIC insurance premiums will adversely impact our earnings.
As a “large institution” within the meaning of FDIC regulations (i.e., greater than $10 billion in assets), Investors Bank’s deposit insurance premium is determined differently than smaller banks. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarifies and refines its large bank assessment formula. Since the large institution assessment procedure is still relatively new, the long term effect on Investors Bank’s deposit insurance assessment is uncertain.
We may eliminate dividends on our common stock.
Although we pay quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock.
We could be adversely affected by failure in our internal controls.
We continue to devote a significant amount of effort, time and resources to continually strengthen our controls and ensure compliance with complex accounting standards and banking regulations. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us.

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
We invested 50% of the net proceeds from our second step conversion offering in Investors Bank; provided funding to our Employee Stock Ownership Plan for the purchase of 6,617,421 shares of common stock sold in the offering; and contributed $20.0 million to Investors Charitable foundation by issuing 1,000,000 shares and a $10.0 million cash contribution.  A substantial portion of the net proceeds were used to pay off short-term borrowings as they matured and invest in securities. We continue to utilize the remainder of the net proceeds for general corporate purposes, including, among other items, paying cash dividends and repurchasing shares of our common stock.  Our failure to deploy the capital effectively may reduce our profitability and may adversely affect the value of our common stock.
Our recruitment efforts may not be sufficient to implement our business strategy and execute successful operations.
As we continue to grow, we may find our recruitment efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to continue to successfully implement our business strategy.
We have hired an asset based and leveraged lending team and expanded our business lending into the healthcare market, both of which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we have expanded our lending team to include asset based and leveraged lending teams as well as a healthcare lending team. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi-family loans, which could have a negative effect on our results of operations. In addition, because we are not as experienced with these new loan products, we may require additional time and resources for offering and managing such products effectively or may be unsuccessful in offering such products at a profit.

Severe weather, acts of terrorism and other external events could impact our ability to conduct business.
Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area and Northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
At December 31, 2016, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with operation centers located in Iselin and Robbinsville New Jersey as well as lending offices in Short

Hills, Robbinsville, Mount Laurel, Spring Lake, Newark, Manhattan, Queens, Brooklyn, Melville, as well as a full-service branch network of 151 offices.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 23, 2017 was approximately 8,600. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2016			Year Ended December 31, 2015
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$12.37	$10.77	$0.06	$11.98	$10.70	$0.10	(1)
Second Quarter	12.05	10.67	0.06	12.72	11.55	0.05
Third Quarter	12.30	10.71	0.06	12.59	11.27	0.05
Fourth Quarter	14.39	11.58	0.08	13.13	11.99	0.05
(1) Included in the first quarter of 2015 is a special cash dividend of $0.05 per share.
 Since 2012, we have been paying quarterly cash dividends to our stockholders, however stockholders are not entitled to receive dividends. We pay dividends to stockholders quarterly. The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock. In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2011 through December 31, 2016, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Investors Bancorp, Inc.
Total Return Performance

350
300
250
200
150
100
50
Index Value
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Period Ending
Investors Bancorp, Inc.
SNL Bank and Thrift Index
SNL Thrift Index

Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Investors Bancorp, Inc.	100.00	132.26	192.11	217.44	246.04	282.11
SNL U.S. Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35
SNL U.S. Thrift	100.00	121.63	156.09	167.88	188.78	231.33
Source: SNL Financial LC, Charlottesville, VA
Stock Repurchases

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2016 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	1,750,000	$11.96	$20,926,090	21,660,643
November 1, 2016 through November 30, 2016	401,472	$12.45	$4,996,671	21,259,171
December 1, 2016 through December 31, 2016	—	$—	$—	21,259,171
Total	2,151,472		25,922,761
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has
21,259,171 shares yet to be repurchased as of December 31, 2016.
Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. As a result of the completion of the second step conversion on May 7, 2014, all share information prior to that date has been revised to reflect the 2.55 to one exchange ratio. For additional information, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$23,174,675	$20,888,684	$18,773,639	$15,623,070	$12,722,574
Loans receivable, net	18,569,855	16,661,133	14,887,570	12,882,544	10,306,786
Loans held-for-sale	38,298	7,431	6,868	8,273	28,233
Securities held to maturity	1,755,556	1,844,223	1,564,479	831,819	179,922
Securities available for sale, at estimated fair value	1,660,433	1,304,697	1,197,924	785,032	1,385,328
Bank owned life insurance	161,940	159,152	161,609	152,788	113,941
Deposits	15,280,833	14,063,656	12,172,326	10,718,811	8,768,857
Borrowed funds	4,546,251	3,263,090	2,766,104	3,367,274	2,705,652
Goodwill	77,571	77,571	77,571	77,571	77,063
Stockholders’ equity	3,123,245	3,311,647	3,577,855	1,334,327	1,066,817

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Operating Data:
Interest and dividend income	$793,521	$731,723	$660,862	$545,068	$496,189
Interest expense	153,336	136,639	118,891	109,642	123,444
Net interest income	640,185	595,084	541,971	435,426	372,745
Provision for loan losses	19,750	26,000	37,500	50,500	65,000
Net interest income after provision for loan losses	620,435	569,084	504,471	384,926	307,745
Non-interest income	37,201	40,125	41,861	36,571	44,112
Non-interest expenses	358,564	328,332	339,860	245,711	207,007
Income before income tax expense	299,072	280,877	206,472	175,786	144,850
Income tax expense	106,947	99,372	74,751	63,755	56,083
Net income	$192,125	$181,505	$131,721	$112,031	$88,767
Earnings per share — basic	$0.65	$0.55	$0.38	$0.40	$0.32
Earnings per share — diluted	$0.64	$0.55	$0.38	$0.40	$0.32

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.88%	0.92%	0.76%	0.83%	0.77%
Return on equity (ratio of net income to average equity)	6.06%	5.26%	4.71%	10.00%	8.68%
Net interest rate spread(1)	2.83%	2.91%	3.08%	3.24%	3.26%
Net interest margin(2)	3.04%	3.12%	3.27%	3.37%	3.40%
Efficiency ratio(3)	52.93%	51.69%	58.21%	52.06%	49.66%
Efficiency ratio - Adjusted (4)	52.60%	51.48%	52.45%	50.66%	46.47%
Non-interest expenses to average total assets	1.64%	1.66%	1.96%	1.82%	1.81%
Average interest-earning assets to average interest-bearing liabilities	1.29x	1.30x	1.28x	1.15x	1.13x
Dividend payout ratio (5)	40.00%	45.45%	31.58%	19.61%	6.02%
Asset Quality Ratios:
Non-performing assets to total assets	0.47%	0.69%	0.81%	0.95%	1.14%
Non-accrual loans to total loans	0.50%	0.68%	0.72%	0.77%	1.16%
Allowance for loan losses to non-performing loans (6)	220.18%	158.43%	139.10%	124.30%	104.29%
Allowance for loan losses to total loans	1.21%	1.29%	1.33%	1.33%	1.36%
Capital Ratios:
Tier 1 leverage ratio (7)	12.03%	12.41%	12.79%	8.20%	7.59%
Common equity tier 1 risk-based (7)	14.75%	15.87%	n/a	n/a	n/a
Tier 1 risk-based capital (7)	14.75%	15.87%	17.01%	10.14%	9.98%
Total-risk-based capital (7)	15.99%	17.12%	18.26%	11.39%	11.24%
Equity to total assets	13.48%	15.85%	19.06%	8.54%	8.39%
Tangible equity to tangible assets (8)	13.10%	15.43%	18.60%	7.90%	7.67%
Average equity to average assets	14.52%	17.41%	16.16%	8.32%	8.92%
Other Data:
Book value per common share (8)	$10.53	$10.30	$10.39	$9.85	$9.81
Tangible book value per common share (8)	$10.18	$9.97	$10.08	$9.04	$8.89
Number of full service offices	151	140	132	129	101
Full time equivalent employees	1,829	1,734	1,682	1,541	1,193

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
The adjusted efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income adjusted. For the year ended December 31, 2016, adjustments were related to the accelerated vesting of equity awards upon the death of a director ($1.5 million) and professional fees associated with the termination of the Bank of Princeton acquisition ($840,000). For the year ended December 31, 2015, a one time item related to a payout under an employment agreement with a former executive was excluded. For the year ended December 31, 2014, $13.0 million of compensation expense related to the accelerated vesting of all stock option and restricted stock plans upon the completion of the second step capital transaction, the contribution of $20 million to the Investors Charitable Foundation and one-time items related to the acquisition of Gateway, completed in January 2014, were excluded. For the year ended December 31, 2013, pre-tax acquisition charges related to Roma Financial of $5.6 million and a non-cash OTTI charge of $977,000 were excluded. Pre-tax acquisition charges related to Marathon and BFSB of $13.3 million were excluded for the year ended December 31, 2012.

(5)	The dividend payout ratio represents dividends paid per share divided by net income per share.

(6)	Non-performing loans include non-accrual loans and performing troubled debt restructured loans.

(7)
Ratios are for Investors Bank and do not include capital retained at the holding company level. The information presented prior to December 31, 2015 reflect the requirements in effect at that time, as the Basel III requirements became effective on January 1, 2015, see "Item 1. Business - Supervision and Regulation".

(8)	Excludes goodwill and intangible assets for the calculation of tangible book value and tangible equity. For common share calculation, excludes treasury shares and unallocated ESOP shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Since the Company's initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits (savings, checking and money market accounts). Our transformation can be attributed to a number of factors, including organic growth, de novo branch openings, bank and branch acquisitions, as well as product expansion. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.
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

The persistent low interest rate environment and a flattening of the yield curve over the past several years have resulted in sustained pressure on our net interest margin. Interest-earning assets continue to be originated or re-priced at yields lower than the overall portfolio, and competitive pricing remains strong in both the loan and deposit markets. Despite these headwinds, we have been able to generally offset net interest margin compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates in the near future. If short-term interest rates increase, we may be subject to near-term net interest margin compression. Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
Our results of operations are also significantly affected by general economic conditions. While the consumer continues to benefit from lower energy costs and improved housing and employment metrics, the velocity of economic growth, domestically and internationally, remains sluggish.
Total assets increased by $2.29 billion, or 10.9%, to $23.17 billion at December 31, 2016 from $20.89 billion at December 31, 2015. Net loans increased $1.91 billion to $18.57 billion at December 31, 2016, while securities increased by $267.1 million, or 8.5%, to $3.42 billion at December 31, 2016 from $3.15 billion at December 31, 2015. During the year ended December 31, 2016, we originated $2.16 billion in multi-family loans, $1.08 billion in commercial real estate loans, $608.9 million in commercial and industrial loans, $523.3 million in residential loans, $451.5 million in construction loans and $260.0 million in consumer and other loans. Our strategic objective is to become more commercial bank like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios. The overall level of non-performing loans remains low compared to our national and regional peers.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 13.48% at December 31, 2016 from 15.85% at December 31, 2015. Since the commencement of our first stock repurchase plan in March 2015 through December 31, 2016, the Company has repurchased a total of 62.9 million shares at an average cost of $11.86 per share totaling $746.3 million. Stockholders' equity was impacted for the year ended December 31, 2016 by the repurchase of 31.3 million shares of common stock for $363.4 million as well as cash dividends of $0.26 per share totaling $82.3 million.
In August 2016 we entered into an informal agreement with the FDIC and NJDOBI with regard to Bank Secrecy Act and Anti-Money Laundering compliance matters. Our BSA and AML team continues to work diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company.

In May 2016 we signed a definitive merger agreement with the Bank of Princeton, with assets of $1.0 billion, operating ten branches in New Jersey and three in the Philadelphia market. In January 2017, due to the uncertainty of the timing around regulatory approval, both parties mutually agreed to terminate the transaction.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branch expansion, enhanced product offerings, investments in our people and opportunistic acquisitions in our market area. During 2016, we continued to enhance our employee training and development programs, built additional risk management and operational infrastructure and added key personnel as our company grows and our business changes. We will continue to enhance stockholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

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
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in its calculation of the allowance for loan loss.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring ("TDR"), and other commercial loans greater than $1.0 million if management has specific information that it is probable it will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, lending policies and procedures and industry trends, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2016, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
Derivative Financial Instruments.As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015
Total Assets.Total assets increased by $2.29 billion, or 10.9%, to $23.17 billion at December 31, 2016 from $20.89 billion at December 31, 2015. Net loans increased $1.91 billion to $18.57 billion at December 31, 2016, and securities increased by $267.1 million, or 8.5%, to $3.42 billion at December 31, 2016 from $3.15 billion at December 31, 2015.
Net Loans. Net loans increased by $1.91 billion, or 11.5%, to $18.57 billion at December 31, 2016 from $16.66 billion at December 31, 2015. The detail of the loan portfolio (including PCI loans) is below:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$7,459,131	6,255,904
Commercial real estate loans	4,452,300	3,829,099
Commercial and industrial loans	1,275,283	1,044,385
Construction loans	314,843	225,843
Total commercial loans	13,501,557	11,355,231
Residential mortgage loans	4,711,880	5,039,543
Consumer and other	597,265	496,556
Total Loans	18,810,702	16,891,330
Net unamortized premiums and deferred loan costs	(12,474)	(11,692)
Allowance for loan losses	(228,373)	(218,505)
Net loans	$18,569,855	$16,661,133

During the year ended December 31, 2016, we originated $2.16 billion in multi-family loans, $1.08 billion in commercial real estate loans, $608.9 million in commercial and industrial loans, $523.3 million in residential loans, $451.5 million in construction loans and $260.0 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York. In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage, originated $245.8 million for the year ended December 31, 2016 in residential mortgage loans that were sold to third party investors.

The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	2	$0.5	1	$0.2	2	$1.2	3	$2.9	4	$3.5
Commercial real estate	24	9.2	29	8.9	33	11.7	35	10.3	37	10.8
Commercial and industrial	8	4.7	6	2.3	6	0.7	10	5.6	17	9.2
Construction	0	—	0	—	1	0.2	3	0.5	4	0.8
Total commercial loans	34	14.4	36	11.4	42	13.8	51	19.3	62	24.3
Residential and consumer	478	79.9	481	86.1	471	86.5	488	85.9	500	91.1
Total non-accrual loans	512	$94.3	517	$97.5	513	$100.3	539	$105.2	562	$115.4
Accruing troubled debt restructured loans	42	$9.4	31	$8.8	29	$12.1	30	$10.7	39	$22.5
Non-accrual loans to total loans		0.50%		0.53%		0.57%		0.61%		0.68%
Allowance for loan loss as a percent of non-accrual loans		242.24%		229.31%		219.6%		205.83%		189.30%
Allowance for loan loss as a percent of total loans		1.21%		1.22%		1.25%		1.26%		1.29%
Total non-accrual loans decreased to $94.3 million at December 31, 2016 compared to $115.4 million at December 31, 2015. We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At December 31, 2016, our allowance for loan loss as a percent of total loans was 1.21%. At December 31, 2016, there were $30.4 million of loans deemed as troubled debt restructurings, of which $24.8 million were residential and consumer loans, $3.6 million were commercial real estate loans, $1.7 million were commercial and industrial loans and $248,000 were multi-family loans. Troubled debt restructured loans in the amount of $9.4 million were classified as accruing and $20.9 million were classified as non-accrual at December 31, 2016.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2016, the Company identified $46.5 million of potential problem loans which were comprised of 11 commercial real estate loans totaling $38.4 million, 8 commercial and industrial loans totaling $1.7 million and 3 multi-family loans totaling $6.4 million. Included in potential problem loans is a single relationship totaling 8 loans for $40.4 million. The properties for this relationship are single tenant and well-collateralized with strong loan to value ratios. Management is actively monitoring all these loans.
The allowance for loan losses increased by $9.9 million to $228.4 million at December 31, 2016 from $218.5 million at December 31, 2015. The increase in our allowance for loan losses is due to the growth of the loan portfolio, particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At December 31, 2016, our allowance for loan loss as a percent of total loans was 1.21%.
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
At December 31, 2016, our securities portfolio represented 14.7% of our total assets. Securities, in the aggregate, increased by $267.1 million, or 8.5%, to $3.42 billion at December 31, 2016 from $3.15 billion at December 31, 2015. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $59.5 million, or 33.3% to $237.9 million at December 31, 2016 from $178.4 million at December 31, 2015. The amount of stock we own in the FHLB is primarily related to the balance of our borrowings from the FHLB, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $161.9 million at December 31, 2016 and $159.2 million at December 31, 2015. Other assets was $14.5 million at December 31, 2016 and $4.7 million at December 31, 2015.
Deposits. At December 31, 2016, deposits totaled $15.28 billion, representing 76.2% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
Deposits increased by $1.22 billion, or 8.7%, from $14.06 billion at December 31, 2015 to $15.28 billion at December 31, 2016. Total checking accounts increased $1.45 billion to $6.09 billion at December 31, 2016 from $4.64 billion at December 31, 2015. At December 31, 2016, we held $12.33 billion in core deposits, representing 80.7% of total deposits, of which $736.8 million are brokered money market deposits. At December 31, 2016, $2.95 billion, or 19.3%, of our total deposit balances were certificates of deposit, of which included $687.8 million of brokered certificates of deposits.
Borrowed Funds. We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. Borrowed funds increased by $1.29 billion, or 39.3%, to $4.55 billion at December 31, 2016 from $3.26 billion at December 31, 2015 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity decreased by $188.4 million to $3.12 billion at December 31, 2016 from $3.31 billion at December 31, 2015. The decrease is primarily attributed to the repurchase of 31.3 million shares of common stock for $363.4 million as well as cash dividends of $0.26 per share totaling $82.3 million for the year ended December 31, 2016. These decreases were offset by net income of $192.1 million for the year ended December 31, 2016.
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

	For the Year Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$144,610	$342	0.24%	$207,331	$225	0.11%	371,636	$552	0.15%
Securities available-for-sale	1,398,373	25,515	1.82	1,245,745	22,646	1.82	965,969	18,164	1.88
Securities held-to-maturity	1,836,692	42,643	2.32	1,708,176	38,547	2.26	1,315,604	31,847	2.42
Net loans	17,479,932	715,901	4.10	15,716,010	663,424	4.22	13,776,250	603,438	4.38
Stock in FHLB	204,735	9,120	4.45	172,367	6,881	3.99	152,330	6,861	4.50
Total interest-earning assets	21,064,342	793,521	3.77	19,049,629	731,723	3.84	16,581,789	660,862	3.99
Non-interest-earning assets	779,138			770,262			732,469
Total assets	$21,843,480			$19,819,891			$17,314,258
Interest-bearing liabilities:
Savings deposits	$2,096,769	$6,304	0.30%	$2,235,703	$6,402	0.29%	$2,241,747	$6,638	0.30%
Interest-bearing checking	3,381,909	16,268	0.48	2,735,513	9,642	0.35	2,478,047	8,755	0.35
Money market accounts	3,925,095	25,621	0.65	3,564,311	24,136	0.68	2,355,982	13,664	0.58
Certificates of deposit	3,161,843	33,864	1.07	2,972,611	31,234	1.05	3,180,032	30,149	0.95
Total interest-bearing deposits	12,565,616	82,057	0.65	11,508,138	71,414	0.62	10,255,808	59,206	0.58
Borrowed funds	3,816,087	71,279	1.87	3,157,311	65,225	2.07	2,741,609	59,685	2.18
Total interest-bearing liabilities	16,381,703	153,336	0.94	14,665,449	136,639	0.93	12,997,417	118,891	0.91
Non-interest-bearing liabilities	2,289,036			1,702,945			1,518,331
Total liabilities	18,670,739			16,368,394			14,515,748
Stockholders’ equity	3,172,741			3,451,497			2,798,510
Total liabilities and stockholders’ equity	$21,843,480			$19,819,891			$17,314,258
Net interest income		$640,185			$595,084			$541,971
Net interest rate spread(1)			2.83%			2.91%			3.08%
Net interest-earning assets(2)	$4,682,639			$4,384,180			$3,584,372
Net interest margin(3)			3.04%			3.12%			3.27%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29			1.30			1.28

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2016 vs. 2015			Years Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$(86)	203	117	$(203)	(124)	(327)
Securities available-for-sale	2,772	97	2,869	5,112	(630)	4,482
Securities held-to-maturity	3,103	993	4,096	8,367	(1,667)	6,700
Net loans	77,752	(25,275)	52,477	87,885	(27,899)	59,986
Stock in FHLB	1,387	852	2,239	847	(827)	20
Total interest-earning assets	84,928	(23,130)	61,798	102,008	(31,147)	70,861
Interest-bearing liabilities:
Savings deposits	(351)	253	(98)	(45)	(191)	(236)
Interest-bearing checking	2,576	4,050	6,626	908	(21)	887
Money market accounts	2,524	(1,039)	1,485	8,229	2,243	10,472
Certificates of deposit	2,024	606	2,630	(2,047)	3,132	1,085
Total deposits	6,773	3,870	10,643	7,045	5,163	12,208
Borrowed funds	12,607	(6,553)	6,054	8,668	(3,128)	5,540
Total interest-bearing liabilities	19,380	(2,683)	16,697	15,713	2,035	17,748
Increase in net interest income	$65,548	(20,447)	45,101	$86,295	(33,182)	53,113
Comparison of Operating Results for the Year Ended December 31, 2016 and 2015
Net Income. Net income for the year ended December 31, 2016 was $192.1 million compared to net income of $181.5 million for the year ended December 31, 2015.
Net Interest Income. Net interest income increased by $45.1 million, or 7.6%, to $640.2 million for the year ended December 31, 2016 from $595.1 million for the year ended December 31, 2015. The net interest margin decreased 8 basis points to 3.04% for the year ended December 31, 2016 from 3.12% for the year ended December 31, 2015.
Interest and Dividend Income. Total interest and dividend income increased by $61.8 million, or 8.4%, to $793.5 million for the year ended December 31, 2016. Interest income on loans increased by $52.5 million, or 7.9%, to $715.9 million for the year ended December 31, 2016, as a result of a $1.8 billion, or 11.2%, increase in the average balance of net loans to $17.48 billion for the year ended December 31, 2016, primarily attributed to the growth in the commercial loan portfolio. This increase was offset by a decrease of 12 basis points in the weighted average yield on net loans to 4.10%. Prepayment penalties, which are included in interest income, totaled $22.0 million for the year ended December 31, 2016 compared to $21.0 million for the year ended December 31, 2015. Interest income on all other interest-earning assets, excluding loans, increased by $9.3 million, or 13.6%, to $77.6 million for the year ended December 31, 2016 which is attributable to a $250.8 million increase in the average balance of all other interest earning assets, excluding loans, to $3.58 billion for the year ended December 31, 2016. In addition, the weighted average yield on interest-earning assets, excluding loans, increased 12 basis points to 2.17%.
Interest Expense. Total interest expense increased by $16.7 million, or 12.2%, to $153.3 million for the year ended December 31, 2016. Interest expense on interest-bearing deposits increased $10.6 million, or 14.9%, to $82.1 million for the year ended December 31, 2016. The average balance of total interest-bearing deposits increased $1.06 billion, or 9.2% to $12.57 billion for the year ended December 31, 2016. In addition, the weighted average cost of interest-bearing deposits increased 3 basis points to 0.65% for the year ended December 31, 2016. Interest expense on borrowed funds increased by $6.1 million, or 9.3%, to $71.3 million for the year ended December 31, 2016. The average balance of borrowed funds increased $658.8 million or 20.9%, to $3.82 billion for the year ended December 31, 2016. This increase was offset by a decrease of 20 basis points in the weighted average cost of borrowings to 1.87% for the year ended December 31, 2016.
Non-Interest Income. Total non-interest income decreased by $2.9 million, or 7.3%, to $37.2 million for the year ended December 31, 2016. Gain on loans, net decreased for the year ended December 31, 2016 primarily as a result of fewer loan sales at the Bank. Loan sales at our mortgage subsidiary were consistent year over year. In addition, gain on sale of other real estate owned decreased $1.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. These decreases were offset by an increase of $2.1 million in gain on securities transactions for the year ended December 31, 2016 primarily due to the sale of securities totaling $69.1 million, resulting in a gain of $3.1 million.
Non-Interest Expense. Total non-interest expense was $358.6 million for the year ended December 31, 2016, an increase of $30.2 million, or 9.2% as compared to the year ended December 31, 2015. Compensation and fringe benefits increased $20.4 million for the year ended December 31, 2016. The increase was primarily due to an increase of $12.8 million in equity incentive expense for the year ended December 31, 2016 resulting from the restricted stock and stock option grants on June 23, 2015 to certain employees, officers and directors of the Company, pursuant to the Investors Bancorp, Inc. 2015 Equity Incentive Plan; additions to our staff to support our growth and continued build out of our risk management and operating infrastructure; as well as normal merit increases. These increases were partially offset by decreases of approximately $1.7 million in benefit expenses related to the freezing of both the defined benefit pension plan and supplemental executive retirement wage replacement plan that was approved by the Board of Directors during the fourth quarter of 2016. Office occupancy and equipment expense increased $5.4 million for the year ended December 31, 2016 primarily due to new branch openings. Professional fees and other operating expenses increased $4.0 million and $2.3 million, respectively for the year ended December 31, 2016 as we continue to enhance additional risk management and operational infrastructure as our company grows and we enhance our employee training and development programs. Included in professional fees for the three months ended December 31, 2016 is $840,000 related to the recently announced termination of the Bank of Princeton acquisition.
Income Taxes. Income tax expense was $106.9 million and $99.4 million for the years ended December 31, 2016 and December 31, 2015, respectively.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. In the fourth quarter of 2016 the Company adopted ASU No. 2016-09. Adjustments to previously reported 2016 interim periods were made to reflect the adoption of this ASU.
The adoption of ASU No. 2016-09 resulted in a tax benefit of $10.4 million for the year ended December 31, 2016. The tax rate for the year ended December 31, 2015 includes a tax benefit realized from revaluing the Company's deferred tax asset as a result of the New York City tax law reform enacted in 2015 and a discrete item related to a net operating loss carryforward on a prior acquisition.
The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income; the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income; the level of income allocated and apportioned to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions; and the impact of any material but infrequently occurring items.
Comparison of Operating Results for the Year Ended December 31, 2015 and 2014
Net Income. Net income for the year ended December 31, 2015 was $181.5 million compared to net income of $131.7 million for the year ended December 31, 2014.
Net Interest Income. Net interest income increased by $53.1 million, or 9.8%, to $595.1 million for the year ended December 31, 2015. The net interest margin decreased 15 basis points to 3.12% for the year ended December 31, 2015 from 3.27% for the year ended December 31, 2014.
Interest and Dividend Income. Total interest and dividend income increased by $70.9 million, or 10.7%, to $731.7 million for the year ended December 31, 2015. Interest income on loans increased by $60.0 million, or 9.9%, to $663.4 million for the year ended December 31, 2015 as a result of a $1.94 billion, or 14.1%, increase in the average balance of net loans to $15.72 billion for the year ended December 31, 2015, primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.20 billion, $732.5 million and $427.1 million, respectively, partially offset by the average balance of residential loans decreasing $424.4 million for the year ended December 31, 2015. The weighted average yield on net loans decreased 16 basis points to 4.22% for the year ended December 31, 2015. Prepayment penalties, which are included in interest income, increased to $21.0 million for the year ended December 31, 2015 from $16.3 million for the year ended December 31, 2014. Interest income on all other interest-earning assets, excluding loans, increased by $10.9 million, or 18.9%, to $68.3 million for the year ended December 31, 2015 which is attributable to a $528.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.33 billion for the year ended December 31, 2015. The weighted average yield on interest-earning assets, excluding loans, was 2.05% for the years ended December 31, 2015 and 2014.
Interest Expense. Total interest expense increased by $17.7 million, or 14.9%, to $136.6 million for the year ended December 31, 2015. Interest expense on interest-bearing deposits increased $12.2 million, or 20.6%, to $71.4 million for the year ended December 31, 2015. The average balance of total interest-bearing deposits increased $1.25 billion, or 12.2% to $11.51 billion for the year ended December 31, 2015. In addition the weighted average cost of interest-bearing deposits increased 4 basis points to 0.62% for the year ended December 31, 2015. Interest expense on borrowed funds increased by $5.5 million, or 9.3%, to $65.2 million for the year ended December 31, 2015. The average balance of borrowed funds increased $415.7 million or 15.2%, to $3.16 billion for the year ended December 31, 2015. This increase was offset by a decrease of 11 basis points in the weighted average cost of borrowings to 2.07% for the year ended December 31, 2015.
Non-Interest Income. Total non-interest income decreased by $1.7 million, or 4.1%, to $40.1 million for the year ended December 31, 2015. The reduction is mainly attributed to decreases in fees and service charges and other income of $2.3 million and $1.6 million, respectively, for the year ended December 31, 2015. Included in other income for the year ended December 31, 2014 was a bargain purchase gain of $1.5 million, net of tax, relating to the acquisition of Gateway Community Financial Corp, the federally-chartered holding company for GCF Bank ("Gateway"), which was completed in January 2014. These decreases were partially offset by an increase of $2.5 million in gain on loans sales, net for the year ended December 31, 2015.
Non-Interest Expense. Total non-interest expense decreased by $11.5 million, or 3.4%, to $328.3 million for the year ended December 31, 2015. Included in the year ended December 31, 2014 is a contribution of $20.0 million to the Investors Charitable Foundation in conjunction with the second step capital offering in 2014. In addition, FDIC insurance premium decreased $5.3 million for the year ended December 31, 2015 due to the continued improvement in asset quality and additional capital raised in the second step offering. Data processing service fees decreased $3.0 million for the year ended December 31, 2015 to $22.4 million. Compensation and fringe benefits increased $14.3 million for the year ended December 31, 2015, which included $9.2 million related to the 2015 Equity Incentive Plan. For the 2014 period, compensation expense included a charge of $13.0 million related to the accelerated vesting of all stock option and restricted stock awards upon the completion of the second step capital offering in May 2014. In addition, for the year ended December 31, 2015, there was a $1.3 million expense related to a payout under an employment agreement with a former executive. Absent the accelerated vesting in 2014, the payout of an employment agreement and the $9.2 million in equity incentive expense for 2015, compensation and fringe benefits increased $16.7 million for the year ended December 31, 2015. This increase was related to staff additions to support our continued growth, normal merit increases and increasing costs associated with employee benefits. For the year ended December 31, 2015 non-interest expenses included $972,000 of expenses to support our core conversion which was completed in August 2015.
Income Taxes. Income tax expense was $99.4 million and $74.8 million for the years ended December 31, 2015 and December 31, 2014, respectively. The effective tax rates were 35.4% and 36.2% for the years ended December 31, 2015 and December 31, 2014, respectively.
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
Management of Market Risk
Qualitative Analysis. We believe one significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the cash flow or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., loan commitments); the effect of loan prepayments, deposit activity; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the term structure of interest rates. Changes in market interest rates can affect net interest income by influencing the amount and rate of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and the mix and flow of deposits.

The general objective of our interest rate risk management process is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Committee, which consists of senior management and executives, evaluates the interest rate risk inherent in our balance sheet, our operating environment and capital and liquidity requirements and may modify our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Asset Liability Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At December 31, 2016, 25.1% of our total loan portfolio was comprised of residential mortgages, of which approximately 35% was in variable rate products, while 65% was in fixed rate products. Our variable rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in relatively low risk securities, which generally have shorter average lives and lower yields compared to longer term securities.

We use an internally developed industry standard asset/ liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates. Our net interest income sensitivity analysis determines the relative balance between the repricing of assets and liabilities over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response of cash flows to market interest rate changes. The economic value of equity ("EVE") analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediately changed interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates, reinvestment rates and deposit decay rates.

Quantitative Analysis.The table below sets forth, as of December 31, 2016, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$4,240,906	(550,731)	(11.5)%	$615,745	(40,933)	(6.2)%
0bp	$4,791,637	—	—	$656,677	—	—
-100bp	$4,743,206	(48,431)	(1.0)%	$658,461	1,784	0.3%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates that at December 31, 2016, in the event of a 200 basis points increase in interest rates, we would be expected to experience a $550.7 million decrease, or 11.5% in EVE and a $40.9 million decrease, or 6.2% in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a $48.4 million decrease, or 1.0% in EVE and a $1.8 million increase, or 0.3% in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
As mentioned above, we use an internally developed asset liability model to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and net interest income table presented above assumes no growth and that generally the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the EVE and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our EVE and net interest income.
Liquidity and Capital Resources
Liquidity is the ability to economically meet current and future financial obligations. Our primary sources of funds consists of deposit inflows, loan and security cash flows and various forms of borrowings. While maturities and scheduled amortization of loans and securities are predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies.
A primary source of funds is cash provided by cash flows on loans and securities. Principal repayments on loans for the years ended December 31, 2016, 2015 and 2014 were $3.30 billion, $2.95 billion and $2.14 billion, respectively. Principal repayments on securities for the years ended December 31, 2016, 2015 and 2014 were $671.3 million, $553.2 million and $357.6 million, respectively. There were sales of securities during years ended December 31, 2016 and 2014 of $72.2 million and $70.3 million, respectively. Included in principal repayments for the year ended December 31, 2015 were security payoffs of $2.6 million resulting in a gain. In connection with the second step conversion in 2014, the Company raised net proceeds of $2.15 billion and used approximately half of the proceeds to pay down maturing, short term borrowings.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 totaled $227.1 million, $533.1 million and $277.4 million, respectively. For the year ended December 31, 2016 and 2015 deposits increased $1.22 billion and $1.89 billion, respectively. For the year ended December 31, 2014, excluding the deposits from the Gateway Financial acquisition, total deposits increased by $1.20 billion. Deposit flows are affected by the overall level of and direction of changes in market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
For the year ended December 31, 2016 and 2015 net borrowed funds increased $1.28 billion and $497.0 million, respectively. Excluding borrowed funds assumed in the Gateway Financial acquisition, net borrowed funds decreased by $606.4 million for the year ended December 31, 2014. The Company used approximately half of the proceeds from its second step capital offering in May 2014 to pay down maturing, short-term borrowings. The increases in borrowings was largely due to new loan originations outpacing deposit growth.
Our primary use of funds are for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2016, 2015 and 2014, we originated loans of $5.08 billion, $4.92 billion and $3.76 billion, respectively. During the year ended December 31, 2016 and 2015 we purchased loans of $141.6 million and $198.6 million, respectively. During the year ended December 31, 2014, excluding loans acquired in the acquisition of Gateway Financial, we purchased loans of $233.9 million. During the year ended December 31, 2016 and 2015 we purchased securities of $1.04 billion and $957.9 million, respectively. During the year ended December 31, 2014, excluding the securities acquired in the Gateway Financial acquisition, we purchased securities of $1.52 billion. In addition, we utilized $363.4 million, $382.9 million and $13.5 million during the years ended December 31, 2016, 2015 and 2014, respectively, to repurchase shares of our common stock under our stock repurchase plans.
At December 31, 2016, we had commitments to originate commercial loans of $451.2 million. Additionally, we had commitments to originate residential loans of approximately $113.9 million, commitments to purchase residential loans of $151.6 million and unused home equity and overdraft lines of credit, and undisbursed business and constructions loans, totaling approximately $1.07 billion. Certificates of deposit due within one year of December 31, 2016 totaled $1.87 billion, or 12.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016.
Liquidity management is both a short and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $164.2 million. Securities, which provide additional sources of liquidity, totaled $3.42 billion at December 31, 2016. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At December 31,

2016, our borrowing capacity at the FHLB was $10.25 billion, of which the Company had outstanding borrowings of $4.41 billion and outstanding letters of credit of $2.92 billion. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $325.0 million, of which no balance was outstanding at December 31, 2016.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$960,000	$1,350,567	$1,375,000	$705,853	$4,391,420
Repurchase agreements	23,629	131,202	—	—	154,831
Operating leases	23,004	66,891	53,484	94,649	238,028
Total	$1,006,633	$1,548,660	$1,428,484	$800,502	$4,784,279

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. For the year ended December 31, 2016, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. The fair value of the derivative as of December 31, 2016 was an asset of $12.6 million.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. On December 31, 2016, The Company adopted ASU No. 2016-09 cumulatively, effective for the first quarter of 2016. Upon adoption, the Company recorded an cumulative-effect adjustment to the opening balances of retained earnings and additional paid in capital. The ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity. This resulted in a benefit to income tax expense in each of the quarters of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU addresses the recognition of current and deferred taxes for an intra-entity asset transfer and amends current GAAP by eliminating the exception for intra-entity transfers of assets other than inventory to defer such recognition until sale to an outside party. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been made available for issuance. The Company is currently evaluating the provisions of ASU No. 2016-16 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU
significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected.
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
For information regarding market risk see “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This report appears on page 69.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 23, 2017.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 23, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 23, 2017. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 23, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 23, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 23, 2017.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.:
We have audited Investors Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Investors Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2017

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(In thousands except share data)
ASSETS
Cash and cash equivalents	$164,178	148,904
Securities available-for-sale, at estimated fair value	1,660,433	1,304,697
Securities held-to-maturity, net (estimated fair value of $1,782,801 and $1,888,686 at December 31, 2016 and 2015, respectively)	1,755,556	1,844,223
Loans receivable, net	18,569,855	16,661,133
Loans held-for-sale	38,298	7,431
Federal Home Loan Bank stock	237,878	178,437
Accrued interest receivable	65,969	58,563
Other real estate owned	4,492	6,283
Office properties and equipment, net	177,417	172,519
Net deferred tax asset	222,277	237,367
Bank owned life insurance	161,940	159,152
Goodwill and intangible assets	101,839	105,311
Other assets	14,543	4,664
Total assets	$23,174,675	20,888,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$15,280,833	14,063,656
Borrowed funds	4,546,251	3,263,090
Advance payments by borrowers for taxes and insurance	105,851	108,721
Other liabilities	118,495	141,570
Total liabilities	20,051,430	17,577,037
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at December 31, 2016 and 2015; 309,449,388 and 334,894,181 outstanding at December 31, 2016 and 2015, respectively	3,591	3,591
Additional paid-in capital	2,765,732	2,785,503
Retained earnings	1,053,750	936,040
Treasury stock, at cost; 49,621,464 and 24,176,671 shares at December 31, 2016 and 2015, respectively	(587,974)	(295,412)
Unallocated common stock held by the employee stock ownership plan	(87,254)	(90,250)
Accumulated other comprehensive loss	(24,600)	(27,825)
Total stockholders’ equity	3,123,245	3,311,647
Total liabilities and stockholders’ equity	$23,174,675	20,888,684
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$715,901	663,424	603,438
Securities:
Equity	198	123	115
Government-sponsored enterprise obligations	36	45	46
Mortgage-backed securities	60,211	55,096	44,183
Municipal bonds and other debt	7,713	5,929	5,667
Interest-bearing deposits	342	225	552
Federal Home Loan Bank stock	9,120	6,881	6,861
Total interest and dividend income	793,521	731,723	660,862
Interest expense:
Deposits	82,057	71,414	59,206
Borrowed Funds	71,279	65,225	59,685
Total interest expense	153,336	136,639	118,891
Net interest income	640,185	595,084	541,971
Provision for loan losses	19,750	26,000	37,500
Net interest income after provision for loan losses	620,435	569,084	504,471
Non-interest income
Fees and service charges	17,148	17,119	19,399
Income on bank owned life insurance	4,423	3,948	4,652
Gain on loans, net	4,787	7,786	5,257
Gain on securities transactions, net	3,100	1,036	1,546
Gain on sale of other real estate owned, net	96	1,631	809
Other income	7,647	8,605	10,198
Total non-interest income	37,201	40,125	41,861
Non-interest expense
Compensation and fringe benefits	206,698	186,320	172,068
Advertising and promotional expense	8,644	10,988	12,238
Office occupancy and equipment expense	56,220	50,865	49,668
Federal deposit insurance premiums	12,183	9,050	14,390
General and administrative	3,131	4,372	4,238
Professional fees	20,104	16,104	14,672
Data processing and communication	21,043	22,366	25,333
Contribution to charitable foundation	—	—	20,000
Other operating expenses	30,541	28,267	27,253
Total non-interest expenses	358,564	328,332	339,860
Income before income tax expense	299,072	280,877	206,472
Income tax expense	106,947	99,372	74,751
Net income	$192,125	181,505	131,721
Basic earnings per share	$0.65	0.55	0.38
Diluted earnings per share	$0.64	0.55	0.38
Weighted average shares outstanding
Basic	297,580,834	329,763,527	344,389,259
Diluted	300,954,885	332,933,448	347,731,571
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$192,125	181,505	131,721
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	7,471	(1,455)	(5,042)
Unrealized (loss) gain on securities available-for-sale	(12,284)	(4,933)	5,952
Accretion of loss on securities reclassified to held to maturity	1,092	1,448	1,726
Reclassification adjustment for security gains included in net income	(1,358)	(1,547)	(138)
Other-than-temporary impairment accretion on debt securities	880	1,066	794
Net gains on derivatives arising during the period	7,424	—	—
Total other comprehensive income (loss)	3,225	(5,421)	3,292
Total comprehensive income	$195,350	176,084	135,013
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Year ended December 31, 2016, 2015 and 2014

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands except share data)
Balance at December 31, 2013	$1,519	720,766	734,563	(67,046)	(29,779)	(25,696)	1,334,327
Net income	—	—	131,721	—	—	—	131,721
Other comprehensive income, net of tax	—	—	—	—	—	3,292	3,292
Corporate Reorganization
Conversion of Investors Bancorp, MHC (213,963,274 shares)	2,140	2,091,579	—	—	—	—	2,093,719
Purchase by ESOP (6,617,421 shares)	66	66,108	—	—	(66,174)	—	—
Treasury stock retired (14,293,439 shares)	(143)	(64,126)	—	64,269	—	—	—
Contribution of MHC	—	—	12,652	—	—	—	12,652
Equity from Gateway acquisition	—	22,000	—	—	—	—	22,000
Purchase of treasury stock (1,295,193 shares)	—	—	—	(13,523)	—	—	(13,523)
Treasury stock allocated to restricted stock plan	—	(390)	258	132	—	—	—
Compensation cost for stock options and restricted stock	—	13,701	—	—	—	—	13,701
Net tax benefit from stock-based compensation	—	3,710	—	—	—	—	3,710
Option Exercise	9	8,764	—	5,037	—	—	13,810
Cash dividend paid ($0.12 per common share)	—	—	(42,555)	—	—	—	(42,555)
ESOP shares allocated or committed to be released	—	2,294	—	—	2,707	—	5,001
Balance at December 31, 2014	3,591	2,864,406	836,639	(11,131)	(93,246)	(22,404)	3,577,855
Net income	—	—	181,505	—	—	—	181,505
Other comprehensive loss, net of tax	—	—	—	—	—	(5,421)	(5,421)
Purchase of treasury stock (31,576,421 shares)	—	—	—	(382,922)	—	—	(382,922)
Treasury stock allocated to restricted stock plan (6,849,832 shares)	—	(85,897)	5,472	80,425	—	—	—
Compensation cost for stock options and restricted stock	—	9,220	—	—	—	—	9,220
Net tax benefit from stock-based compensation	—	2,985	—	—	—	—	2,985
Option exercise	—	(9,045)	—	19,164	—	—	10,119
Common stock repurchased for restricted stock plan (90,000 shares)	—	1,129	(181)	(948)	—	—	—

Cash dividend paid ($0.25 per common share)	—	—	(87,395)	—	—	—	(87,395)
ESOP shares allocated or committed to be released	—	2,705	—	—	2,996	—	5,701
Balance at December 31, 2015	3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Cumulative effect of adopting ASU No. 2016-09	—	(8,051)	8,051	—	—	—	—
Net income	—	—	192,125	—	—	—	192,125
Other comprehensive income, net of tax	—	—	—	—	—	3,225	3,225
Purchase of treasury stock (31,336,369 shares)	—	—	—	(363,410)	—	—	(363,410)
Treasury stock allocated to restricted stock plan (276,890 shares)	—	(3,237)	(85)	3,322	—	—	—
Compensation cost for stock options and restricted stock	—	21,975	—	—	—	—	21,975
Option exercise	—	(34,325)	—	68,642	—	—	34,317
Common stock repurchased for restricted stock plan (100,205 shares)	—	1,206	(90)	(1,116)	—	—	—
Cash dividend paid ($0.26 per common share)	—	—	(82,291)		—	—	(82,291)
ESOP shares allocated or committed to be released	—	2,661	—	—	2,996	—	5,657
Balance at December 31, 2016	3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$192,125	181,505	131,721
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	—	10,000
ESOP and stock-based compensation expense	27,632	14,921	18,702
Amortization of premiums and accretion of discounts on securities, net	13,702	13,943	10,173
Amortization of premiums and accretion of fees and costs on loans, net	(4,508)	(10,122)	(1,794)
Amortization of intangible assets	2,881	3,350	3,806
Provision for loan losses	19,750	26,000	37,500
Depreciation and amortization of office properties and equipment	16,190	13,930	13,151
Gain on securities transactions, net	(3,100)	(1,036)	(1,546)
Mortgage loans originated for sale	(245,792)	(238,608)	(150,099)
Proceeds from mortgage loan sales	219,078	590,636	186,747
Gain on sales of mortgage loans, net	(4,154)	(5,258)	(2,832)
Gain on sale of other real estate owned	(96)	(1,631)	(809)
Gain on bargain purchase of acquisitions	—	—	(1,482)
Income on bank owned life insurance	(4,423)	(3,948)	(4,652)
Increase in accrued interest receivable	(7,406)	(3,296)	(7,100)
Deferred tax expense (benefit)	11,640	(3,180)	(9,786)
Decrease in other assets	3,479	4,245	4,425
Net tax benefit from stock-based compensation	10,414	—	—
(Decrease) increase in other liabilities	(20,276)	(48,317)	41,263
Total adjustments	35,011	351,629	145,667
Net cash provided by operating activities	227,136	533,134	277,388
Cash flows from investing activities:
Purchases of loans receivable	(141,562)	(198,623)	(233,856)
Net originations of loans receivable	(1,795,505)	(1,990,008)	(1,650,629)
Proceeds from sale of loans held for investment	10,398	49,938	2,425
Gain on disposition of loans held for investment	(646)	(2,528)	(2,425)
Net proceeds from sale of foreclosed real estate	5,021	7,104	7,614
Proceeds from principal repayments/calls/maturities of securities available for sale	302,769	252,683	174,255
Proceeds from sales of securities available for sale	57,879	—	51,093
Proceeds from principal repayments/calls/maturities of securities held to maturity	368,543	300,549	183,482
Proceeds from sales of securities held to maturity	14,348	—	19,177
Purchases of securities available for sale	(744,380)	(375,605)	(587,952)
Purchases of securities held to maturity	(295,157)	(582,337)	(930,256)

Proceeds from redemptions of Federal Home Loan Bank stock	215,142	157,342	143,707
Purchases of Federal Home Loan Bank stock	(274,583)	(184,492)	(116,403)
Purchases of office properties and equipment	(21,088)	(25,550)	(31,655)
Death benefit proceeds from bank owned life insurance	875	6,405	5,455
Cash received from MHC for merger	—	—	11,307
Cash received, net of cash consideration paid for acquisitions	—	—	17,917
Net cash used in investing activities	(2,297,946)	(2,585,122)	(2,936,744)
Cash flows from financing activities:
Net increase in deposits	1,217,177	1,891,330	1,198,843
Net proceeds from sale of common stock	—	—	2,149,893
Loan to ESOP for purchase of common stock	—	—	(66,174)
Repayments of funds borrowed under other repurchase agreements	—	(10,000)	(98,205)
Net increase (decrease) in other borrowings	1,283,161	506,986	(508,150)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(2,870)	38,828	1,979
Dividends paid	(82,291)	(87,395)	(42,555)
Exercise of stock options	34,317	10,119	13,810
Purchase of treasury stock	(363,410)	(382,922)	(13,523)
Net tax benefit from stock-based compensation	—	2,985	3,710
Net cash provided by financing activities	2,086,084	1,969,931	2,639,628
Net increase (decrease) in cash and cash equivalents	15,274	(82,057)	(19,728)
Cash and cash equivalents at beginning of period	148,904	230,961	250,689
Cash and cash equivalents at end of period	$164,178	148,904	230,961
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	3,351	4,448	6,404
Transfer of loans to loans held for sale	—	347,955	32,411
Cash paid during the year for:
Interest	152,807	135,930	118,140
Income taxes	117,127	88,169	85,796
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	—	50,347
Loans	—	—	195,062
Goodwill and other intangible assets, net	—	—	1,853
Other assets	—	—	21,343
Total non-cash assets acquired	—	—	268,605
Liabilities assumed:
Deposits	—	—	254,672
Borrowings	—	—	5,185
Other liabilities	—	—	3,184
Total liabilities assumed	—	—	263,041
Net non-cash assets acquired	—	—	5,564
Common stock issued for acquisitions	—	—	—

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
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the "Bank") and the Bank’s wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the years ended December 31, 2016, 2015 and 2014 are not necessarily indicative of the results of operations that may be expected for subsequent years.
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of mortgage servicing rights (“MSR”), the valuation of deferred tax assets, impairment judgments regarding goodwill and fair value, impairment of securities, stock based compensation and derivative instruments are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
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

Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $62.8 million at December 31, 2016 and $43.4 million at December 31, 2015.

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
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million outstanding balance if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.
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
The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock of the FHLB based on our activities, primarily our outstanding borrowings, with the FHLB. The stock is carried at cost, less any impairment.

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
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $152.8 million at December 31, 2016 and $152.5 million at December 31, 2015 and a claims stabilization reserve of $9.1 million at December 31, 2016 and $6.6 million at December 31, 2015. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date on which a contract is surrendered. The Company satisfied these conditions at December 31, 2016 and 2015.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2016, the carrying amount of our goodwill totaled $77.6 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2016, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
Real estate owned (“REO”) consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated selling costs, based on independent appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the properties’ estimated fair value are charged to income along with any additional property maintenance and protection expenses incurred in owning the properties.

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
The Company has two Supplemental Employee Retirement Plans (“SERPs”). The SERPs are a nonqualified, defined benefit plans which provide benefits to certain eligible employees of the Company whose benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERPs and the Directors’ Plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by participants and recognizes expense as its contributions are made.
The employee stock ownership plan (ESOP) is accounted for in accordance with the provisions of ASC 718-40, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants due to the repayment of the loan by the ESOP to the Company.
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
Diluted EPS is computed using the same method as basic EPS, but includes the effect of all potentially dilutive common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises and (2) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

(o)	Derivative Financial Instruments
As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated balance sheet at fair value.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive

Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

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
During the year ended December 31, 2016, the Company purchased 31,336,369 shares at a cost of $363.4 million, or approximately $11.60 per share. During the year ended December 31, 2015, the Company purchased 31,576,421 shares at a cost of $382.9 million, or approximately $12.13 per share.
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
Cash Dividends
Since September 2012, we have paid a quarterly cash dividend. Our dividend payout ratio for the year ending December 31, 2016 was 40%.

3. Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At December 31, 2016
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,825	918	83	6,660
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	603,774	1,971	7,306	598,439
Federal National Mortgage Association	1,022,383	2,678	16,474	1,008,587
Government National Mortgage Association	47,538	—	791	46,747
Total mortgage-backed securities available-for-sale	1,673,695	4,649	24,571	1,653,773
Total available-for-sale securities	$1,679,520	5,567	24,654	1,660,433

	At December 31, 2016
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$2,128	—	2,128	12	—	2,140
Municipal bonds	37,978	—	37,978	1,515	—	39,493
Corporate and other debt securities	65,852	21,760	44,092	40,153	—	84,245
Total debt securities held-to-maturity	105,958	21,760	84,198	41,680	—	125,878
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	411,692	1,559	410,133	793	3,502	407,424
Federal National Mortgage Association	1,246,635	1,802	1,244,833	3,635	15,389	1,233,079
Government National Mortgage Association	16,392	—	16,392	28	—	16,420
Total mortgage-backed securities held-to-maturity	1,674,719	3,361	1,671,358	4,456	18,891	1,656,923
Total held-to-maturity securities	$1,780,677	25,121	1,755,556	46,136	18,891	1,782,801

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

	At December 31, 2015
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$5,778	733	16	6,495
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	546,652	3,242	2,443	547,451
Federal National Mortgage Association	724,851	4,520	3,299	726,072
Government National Mortgage Association	24,841	1	163	24,679
Total mortgage-backed securities available-for-sale	1,296,344	7,763	5,905	1,298,202
Total available-for-sale securities	$1,302,122	8,496	5,921	1,304,697

	At December 31, 2015
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,232	—	4,232	11	—	4,243
Municipal bonds	43,058	—	43,058	1,307	—	44,365
Corporate and other debt securities	58,358	23,245	35,113	42,704	—	77,817
Total debt securities held-to-maturity	105,648	23,245	82,403	44,022	—	126,425
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	516,841	2,502	514,339	2,213	3,082	513,470
Federal National Mortgage Association	1,228,845	2,705	1,226,140	7,305	6,120	1,227,325
Government National Mortgage Association	21,330	—	21,330	125	—	21,455
Federal housing authorities	11	—	11	—	—	11
Total mortgage-backed securities held-to-maturity	1,767,027	5,207	1,761,820	9,643	9,202	1,762,261
Total held-to-maturity securities	$1,872,675	28,452	1,844,223	53,665	9,202	1,888,686

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
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other-than-temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet.
At December 31, 2016, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities ("TruPS"), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At December 31, 2016 the TruPS had an amortized cost and estimated fair value of $39.1 million and $79.2 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at December 31, 2016 had an amortized cost and estimated fair value of $37.1 million and $72.9 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.
Approximately $469.4 million of the Company’s securities are pledged to secure borrowings. The contractual maturities of the Bank's mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments.

Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at December 31, 2016, by contractual maturity, are shown below.

	December 31, 2016
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$33,348	33,348
Due after one year through five years	2,203	2,215
Due after five years through ten years	5,000	5,003
Due after ten years	43,647	85,312
Total	$84,198	125,878

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and December 31, 2015, was as follows:

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,722	83	—	—	4,722	83
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	406,878	7,220	12,756	86	419,634	7,306
Federal National Mortgage Association	762,272	15,977	25,089	497	787,361	16,474
Government National Mortgage Association	46,747	791	—	—	46,747	791
Total mortgage-backed securities available-for-sale	1,215,897	23,988	37,845	583	1,253,742	24,571
Total available-for-sale securities	1,220,619	24,071	37,845	583	1,258,464	24,654
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	339,666	3,354	3,623	148	343,289	3,502
Federal National Mortgage Association	970,194	15,389	—	—	970,194	15,389
Total held-to-maturity securities	$1,309,860	18,743	3,623	148	1,313,483	18,891
Total	$2,530,479	42,814	41,468	731	2,571,947	43,545

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,692	16	—	—	4,692	16
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	263,255	2,443	—	—	263,255	2,443
Federal National Mortgage Association	375,792	2,850	14,821	449	390,613	3,299
Government National Mortgage Association	24,874	163	—	—	24,874	163
Total mortgage-backed securities available-for-sale	663,921	5,456	14,821	449	678,742	5,905
Total available-for-sale securities	668,613	5,472	14,821	449	683,434	5,921
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	342,702	2,804	4,887	278	347,589	3,082
Federal National Mortgage Association	547,326	5,477	29,013	643	576,339	6,120
Total held-to-maturity securities	$890,028	8,281	33,900	921	923,928	9,202
Total	$1,558,641	13,753	48,721	1,370	1,607,362	15,123
At December 31, 2016 and 2015 gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled trust preferred securities. Cash flows for each security are forecast using assumptions for defaults, recoveries, pre-payments and amortization. At December 31, 2016 and 2015, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended December 31, 2016 and 2015. At December 31, 2016, non-credit related OTTI recorded on the previously impaired pooled trust preferred securities was $21.8 million ($12.9 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance of credit related OTTI, beginning of period	$100,200	108,817	112,235
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(4,457)	(3,804)	(3,418)
Reduction for securities sold or paid off during the period	—	(4,813)	—
Balance of credit related OTTI, end of period	$95,743	100,200	108,817

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2016, the Company received sale proceeds of $57.9 million on equity securities and pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $2.3 million.
For the year ended December 31, 2016, the Company received sale proceeds of $14.3 million on a pool of mortgage-backed securities from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when, in management’s assessment market pricing presents an economic benefit that outweighs holding such securities, and when securities with smaller balance become cost prohibitive to carry.
For the year ended December 31, 2015, the Company received proceeds of $2.6 million on an equity security from the available-for-sale portfolio resulting in a gross realized gain of $1.5 million. For the year ended December 31, 2015, the Company recognized gains on available-for-sale securities of $145,000 related to capital distributions of equity securities held in the available-for-sale portfolio.
For the year ended December 31, 2015, there were no sales of securities from held-to-maturity portfolio, however for the year ended December 31, 2015, the Company recognized a loss of $646,000 on a TruP security which was liquidated by its Trustee.

For the year ended December 31, 2014, the Company recognized net gains on available-for-sale securities of $619,000, of which $145,000 were related to capital distributions of equity securities held in the available-for-sale portfolio. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. As a result of the evaluation of the impact of the Volcker Rule, the Company reclassified one trust preferred security to available-for-sale. The Company sold the security for the year ended December 31, 2014, resulting in gross realized gains of $474,000.
For the year ended December 31, 2014 total proceeds of securities from the held-to-maturity portfolio were $19.2 million, which resulted in gross realized gains of $927,000. For the year ended December 31, 2014, sales of mortgage back securities from the held-to-maturity portfolio, which had a book value of $18.3 million resulted in gross realized gains of $877,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. In addition, for the year ended December 31, 2014, the Company recognized a gain of $50,000 on a TruP security which was entirely liquidated by its Trustee. For the year ended December 31, 2014 there were no losses recognized.

4. Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2016 and December 31, 2015 was as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Multi-family loans	$7,459,131	6,255,904
Commercial real estate loans	4,445,194	3,821,950
Commercial and industrial loans	1,275,283	1,044,329
Construction loans	314,843	224,057
Total commercial loans	13,494,451	11,346,240
Residential mortgage loans	4,710,373	5,037,898
Consumer and other loans	596,922	496,103
Total loans excluding PCI loans	18,801,746	16,880,241
PCI loans	8,956	11,089
Net unamortized premiums and deferred loan costs (1)	(12,474)	(11,692)
Allowance for loan losses	(228,373)	(218,505)
Net loans	$18,569,855	16,661,133
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
The following table presents changes in the accretable yield for PCI loans during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$449	971
Acquisitions	—	—
Accretion	(219)	(522)
Net reclassification from non-accretable difference (1)	1,221	—
Balance, end of period	$1,451	449
(1) Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans.

An analysis of the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of the period	$218,505	200,284	173,928
Loans charged off	(14,997)	(12,216)	(18,244)
Recoveries	5,115	4,437	7,100
Net charge-offs	(9,882)	(7,779)	(11,144)
Provision for loan losses	19,750	26,000	37,500
Balance at end of the period	$228,373	218,505	200,284
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in its calculation of the allowance for loan loss. For the year ended December 31, 2016, the Company recorded charge-offs of $52,000 related to PCI loans acquired.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company's residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the Company's historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company's past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, lending policies and procedures and industry trends, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
On a quarterly basis, management reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. Loans determined to be impaired are evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available for real property or a discounted cash flow analysis on a business. The appraised value for real property is then reduced to reflect estimated liquidation expenses.

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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special asset department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2016 and 2015:

	December 31, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(161)	(455)	(4,485)	(52)	(9,425)	(419)	—	(14,997)
Recoveries	1,885	689	541	267	1,631	102	—	5,115
Provision	5,614	5,563	6,851	4,644	(3,818)	12	884	19,750
Ending balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Individually evaluated for impairment	$—	—	—	—	1,581	20	—	1,601
Collectively evaluated for impairment	95,561	52,796	43,492	11,653	18,250	2,830	2,190	226,772
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Loans:
Individually evaluated for impairment	$248	5,962	3,370	—	24,453	371	—	34,404
Collectively evaluated for impairment	7,458,883	4,439,232	1,271,913	314,843	4,685,920	596,551	—	18,767,342
Loans acquired with deteriorated credit quality	—	7,106	—	—	1,507	343	—	8,956
Balance at December 31, 2016	$7,459,131	4,452,300	1,275,283	314,843	4,711,880	597,265	—	18,810,702

	December 31, 2015
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2014	$71,147	44,030	20,759	6,488	47,936	3,347	6,577	200,284
Charge-offs	(284)	(1,021)	(516)	(466)	(9,526)	(403)	—	(12,216)
Recoveries	445	807	295	317	2,295	278	—	4,437
Provision	16,915	3,183	20,047	455	(9,262)	(67)	(5,271)	26,000
Ending balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Individually evaluated for impairment	$—	—	2,409	—	1,773	9	—	4,191
Collectively evaluated for impairment	88,223	46,999	38,176	6,794	29,670	3,146	1,306	214,314
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505

Loans:
Individually evaluated for impairment	$3,219	18,941	9,395	2,504	22,539	389	—	56,987
Collectively evaluated for impairment	6,252,685	3,803,009	1,034,934	221,553	5,015,359	495,714	—	16,823,254
Loans acquired with deteriorated credit quality	—	7,149	56	1,786	1,645	453	—	11,089
Balance at December 31, 2015	$6,255,904	3,829,099	1,044,385	225,843	5,039,543	496,556	—	16,891,330
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
The following tables present the risk category of loans as of December 31, 2016 and December 31, 2015 by class of loans excluding PCI loans:

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,961,809	276,858	165,948	54,516	—	—	7,459,131
Commercial real estate	3,900,988	373,319	134,154	36,733	—	—	4,445,194
Commercial and industrial	900,190	344,628	23,588	6,877	—	—	1,275,283
Construction	230,630	76,773	3,200	4,240	—	—	314,843
Total commercial loans	11,993,617	1,071,578	326,890	102,366	—	—	13,494,451
Residential mortgage	4,600,611	21,873	10,239	77,650	—	—	4,710,373
Consumer and other	583,140	5,627	719	7,436	—	—	596,922
Total	$17,177,368	1,099,078	337,848	187,452	—	—	18,801,746

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$5,876,425	325,414	17,033	37,032	—	—	6,255,904
Commercial real estate	3,411,876	331,429	38,265	40,380	—	—	3,821,950
Commercial and industrial	793,527	223,474	13,782	13,546	—	—	1,044,329
Construction	207,499	12,833	—	3,725	—	—	224,057
Total commercial loans	10,289,327	893,150	69,080	94,683	—	—	11,346,240
Residential mortgage	4,930,961	24,584	13,796	68,557	—	—	5,037,898
Consumer and other	482,715	3,987	427	8,974	—	—	496,103
Total	$15,703,003	921,721	83,303	172,214	—	—	16,880,241

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2016 and December 31, 2015 by class of loans excluding PCI loans:

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$5,272	1,099	234	6,605	7,452,526	7,459,131
Commercial real estate	6,568	31,964	6,445	44,977	4,400,217	4,445,194
Commercial and industrial	864	885	2,971	4,720	1,270,563	1,275,283
Construction	—	—	—	—	314,843	314,843
Total commercial loans	12,704	33,948	9,650	56,302	13,438,149	13,494,451
Residential mortgage	24,052	10,930	58,119	93,101	4,617,272	4,710,373
Consumer and other	5,627	719	7,065	13,411	583,511	596,922
Total	$42,383	45,597	74,834	162,814	18,638,932	18,801,746

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,236	—	1,886	16,122	6,239,782	6,255,904
Commercial real estate	4,171	352	6,429	10,952	3,810,998	3,821,950
Commercial and industrial	957	—	4,386	5,343	1,038,986	1,044,329
Construction	—	—	792	792	223,265	224,057
Total commercial loans	19,364	352	13,493	33,209	11,313,031	11,346,240
Residential mortgage	27,092	14,956	68,560	110,608	4,927,290	5,037,898
Consumer and other	3,987	427	8,976	13,390	482,713	496,103
Total	$50,443	15,735	91,029	157,207	16,723,034	16,880,241
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	December 31, 2016		December 31, 2015
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Multi-family	2	$482	4	$3,467
Commercial real estate	24	9,205	37	10,820
Commercial and industrial	8	4,659	17	9,225
Construction	—	—	4	792
Total commercial loans	34	14,346	62	24,304
Residential and consumer	478	79,928	500	91,122
Total non-accrual loans	512	$94,274	562	$115,426
Included in the non-accrual table above are troubled debt restructured ("TDR") loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2016 and December 31, 2015, these loans are comprised of the following:

	December 31, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	1	$248	1	$1,032
Commercial real estate	1	63	2	240
Commercial and industrial	1	286	2	2,226
Construction	—	—	—	—
Total commercial loans	3	597	5	3,498
Residential mortgage and consumer	23	5,721	15	3,378
Total current TDR classified as non-accrual	26	$6,318	20	$6,876
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	December 31, 2016		December 31, 2015
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$548
Commercial real estate	2	169	5	2,309
Commercial and industrial	—	—	1	360
Construction	—	—	—	—
Total commercial loans	2	169	7	3,217
Residential mortgage and consumer	14	2,869	11	3,338
Total current TDR classified as non-accrual	16	$3,038	18	$6,555
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2016, PCI loans with a carrying value of $9.0 million included $7.7 million of which were current, none of which were 30-89 days delinquent and $1.3 million of which were 90 days or more delinquent. As of December 31, 2015, PCI loans with a carrying value of $11.1 million included $9.0 million of which were current and $2.1 million of which were 90 days or more delinquent.
At December 31, 2016 and 2015, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $34.4 million and $57.0 million, respectively, with allocations of the allowance for loan losses of $1.6 million and $4.2 million for the periods ending December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, interest income received and recognized on these loans totaled $1.5 million and $2.8 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of December 31, 2016 and
December 31, 2015:

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	11,030	14,565	—	9,899	483
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,794	14,382	1,601	13,689	479
Total:
Multi-family	248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	24,824	28,947	1,601	23,588	962
Total impaired loans	$34,404	42,432	1,601	33,583	1,452

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	5,155	5,160	—	3,575	200
Construction	2,504	6,412	—	4,288	226
Total commercial loans	29,819	46,339	—	29,760	1,681
Residential mortgage and consumer	8,020	12,433	—	7,611	463
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	4,240	4,271	2,409	4,389	194
Construction	—	—	—	—	—
Total commercial loans	4,240	4,271	2,409	4,389	194
Residential mortgage and consumer	14,908	13,695	1,782	16,424	476
Total:
Multi-family	3,219	6,806	—	2,872	119
Commercial real estate	18,941	27,961	—	19,025	1,136
Commercial and industrial	9,395	9,431	2,409	7,964	394
Construction	2,504	6,412	—	4,288	226
Total commercial loans	34,059	50,610	2,409	34,149	1,875
Residential mortgage and consumer	22,928	26,128	1,782	24,035	939
Total impaired loans	$56,987	76,738	4,191	58,184	2,814
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

The following table presents the total TDR loans at December 31, 2016 and December 31, 2015. There were three residential PCI loans that were classified as TDRs and are included in the table below at December 31, 2016. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2015.

	December 31, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$248	1	$248
Commercial real estate	2	352	4	3,240	6	3,592
Commercial and industrial	—	—	2	1,688	2	1,688
Construction	—	—	—	—	—	—
Total commercial loans	2	352	7	5,176	9	5,528
Residential mortgage and consumer	40	9,093	61	15,731	101	24,824
Total	42	$9,445	68	$20,907	110	$30,352

	December 31, 2015
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	2	$1,580	2	$1,580
Commercial real estate	5	13,161	9	5,826	14	18,987
Commercial and industrial	1	640	3	2,586	4	3,226
Construction	1	313	2	405	3	718
Total commercial loans	7	14,114	16	10,397	23	24,511
Residential mortgage and consumer	32	8,375	49	14,553	81	22,928
Total	39	$22,489	65	$24,950	104	$47,439

The following table presents information about troubled debt restructurings that occurred during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016			2015
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Multi-family	—	$—	$—	1	$1,115	$1,115
Commercial real estate	6	1,289	1,289	4	824	824
Construction	—	—	—	2	1,508	1,508
Commercial and industrial	—	—	—	2	2,246	2,246
Residential mortgage	27	4,538	4,538	19	3,413	3,413

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependent TDRs during the year ended December 31, 2016. During the year ended December 31, 2015 there were no charges-offs for collateral dependent TDRs. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.6 million and $1.8 million for the periods at December 31, 2016 and 2015, respectively.
Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended. During the year ended December 31, 2016, the Company had an existing TDR commercial loan for which the Company extended an existing working capital line of credit; however, that loan was subsequently repaid during the same time period.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016			2015
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Multi-family	—	—%	—%	1	3.88%	3.88%
Commercial real estate	6	5.11%	5.20%	4	4.53%	5.35%
Construction	—	—%	—%	2	4.97%	4.97%
Commercial and industrial	—	—%	—%	2	6.24%	6.24%
Residential mortgage	27	6.18%	3.61%	19	4.84%	3.40%
Payment defaults for loans modified as a TDR in the twelve months ended December 31, 2016 consisted of 11 residential loans, 4 commercial real estate loans and 1 construction loan with a recorded investment of $1.8 million, $573,000 and $132,000, respectively, at December 31, 2016. Of the 5 commercial loans (commercial real estate and construction) with payment defaults described above, 4 were paid in full prior to December 31, 2016. Payment defaults for loans modified as a TDR in the twelve months ended December 31, 2015 consisted of 1 construction loan with a recorded investment of $225,000.
Loan Sales
For the year ended December 31, 2016, the Company sold $9.7 million of performing residential loans resulting in a net gain of approximately $600,000.
For the year ended December 31, 2015, the Company sold $20.9 million of non-performing and PCI residential loans which resulted in a $4.5 million charge off recorded through the allowance. In addition, the Company sold $347.3 million of performing residential loans resulting in a gain on sale of $611,000.

5. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2016	2015
	(In thousands)
Land	$20,006	20,569
Office buildings	83,699	87,832
Leasehold improvements	95,489	79,898
Furniture, fixtures and equipment	83,246	77,096
Construction in process	13,070	12,075
	295,510	277,470
Less accumulated depreciation and amortization	118,093	104,951
	$177,417	172,519
Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $16.2 million, $13.9 million and $13.2 million, respectively.

6. Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights	$14,889	16,248
Core deposit premiums	8,451	11,332
Other	928	160
Total other intangible assets	24,268	27,740
Goodwill	77,571	77,571
Goodwill and intangible assets	$101,839	105,311
The following table summarizes other intangible assets as of December 31, 2016 and December 31, 2015:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2016
Mortgage Servicing Rights	$24,340	(9,286)	(165)	14,889
Core Deposit Premiums	25,058	(16,607)	—	8,451
Other	1,150	(222)	—	928
Total other intangible assets	$50,548	(26,115)	(165)	24,268

December 31, 2015
Mortgage Servicing Rights	$23,411	(7,042)	(121)	16,248
Core Deposit Premiums	25,058	(13,726)	—	11,332
Other	300	(140)	—	160
Total other intangible assets	$48,769	(20,908)	(121)	27,740
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.98 billion and $2.12 billion at December 31, 2016 and December 31, 2015 respectively, all of which relate to residential mortgage loans. At December 31, 2016 and 2015, the servicing asset, included in intangible assets, had an estimated fair value of $14.9 million and $16.2 million, respectively. For the period ending December 31, 2016, fair value was based on expected future cash flows considering a weighted average discount rate of 14.27%, a weighted average constant prepayment rate on mortgages of 9.84% and a weighted average life of 6.8 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2017	$461	$2,427	$87
2018	491	1,974	87
2019	508	1,521	87
2020	524	1,112	87
2021	541	756	67

7. Deposits
Deposits are summarized as follows:

	December 31,
	2016			2015
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Non-interest bearing:
Checking accounts	—%	$2,173,493	14.22%	—%	$1,890,536	13.44%
Interest-bearing:
Checking accounts	0.45%	3,916,208	25.63%	0.29%	2,745,489	19.52%
Money market deposits	0.65%	4,150,583	27.16%	0.67%	3,861,317	27.46%
Savings	0.29%	2,092,989	13.70%	0.29%	2,150,004	15.29%
Certificates of deposit	0.91%	2,947,560	19.29%	1.14%	3,416,310	24.29%
Total Deposits	0.51%	$15,280,833	100.00%	0.56%	$14,063,656	100.00%

Included in the above balances for the years ended December 31, 2016 and December 31, 2015 are money market deposits of $736.8 million and $614.2 million, respectively, obtained through brokers and certificates of deposits of $687.8 million and $417.4 million, respectively, obtained through brokers.

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2016	2015
	(In thousands)
Within one year	$1,866,000	2,586,076
One to two years	674,552	496,288
Two to three years	237,506	167,028
Three to four years	62,500	57,443
After four years	107,002	109,475
	$2,947,560	3,416,310
The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.94 billion and $2.10 billion at December 31, 2016 and December 31, 2015, respectively.

Interest expense on deposits consists of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Checking accounts	$16,268	9,642	8,755
Money market deposits	25,621	24,136	13,664
Savings	6,304	6,402	6,639
Certificates of deposit	33,864	31,234	30,148
Total	$82,057	71,414	59,206

8. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2016		2015
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$23,629	3.90%	$24,383	3.90%
Other brokers	131,202	1.88%	131,924	1.89%
Total funds borrowed under repurchase agreements	154,831	2.19%	156,307	2.21%
Other borrowed funds:
FHLB advances	4,391,420	1.79%	3,106,783	2.12%
Total borrowed funds	$4,546,251	1.81%	$3,263,090	2.13%
Borrowed funds had scheduled maturities as follows:

	December 31,
	2016		2015
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Within one year	$983,629	1.26%	$500,000	1.99%
One to two years	862,202	2.12%	249,383	3.00%
Two to three years	619,567	1.80%	862,924	2.13%
Three to four years	775,000	1.96%	469,782	1.78%
Four to five years	600,000	2.01%	650,000	1.99%
After five years	705,853	1.84%	531,001	2.30%
Total borrowed funds	$4,546,251	1.81%	$3,263,090	2.13%
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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$468,159	475,984
Total amortized cost of collateral	$468,159	475,984
Fair value of collateral:
Mortgage-backed securities	$469,200	481,401
Total fair value of collateral	$469,200	481,401

During the years ended December 31, 2016, 2015 and 2014, the maximum month-end balance of the repurchase agreements was $153.0 million, $163.0 million and $261.2 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2016, 2015 and 2014 was $153.0 million, $159.4 million and $192.9 million, respectively, and the average interest rate was 2.16%, 2.25% and 2.02%, respectively.
At December 31, 2016, our borrowing capacity at the FHLB was $10.25 billion, of which the Company had outstanding borrowings of $4.41 billion and outstanding letters of credit of $2.92 billion. In addition, the Bank had access to unsecured overnight borrowings (Fed Funds) with other financial institutions totaling $325 million, of which no balance was outstanding at December 31, 2016.

9. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current tax expense:
Federal	$82,708	87,748	77,029
State	12,599	14,804	7,508
	95,307	102,552	84,537
Deferred tax expense (benefit):
Federal	8,107	4,310	(3,846)
State	3,533	(7,490)	(5,940)
	11,640	(3,180)	(9,786)
Total income tax expense	$106,947	99,372	74,751

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
“Expected” federal income tax expense	$104,675	98,307	72,265
State tax, net	9,887	4,753	1,019
Bank owned life insurance	(1,548)	(1,382)	(1,628)
Excess tax benefits from employee share-based payments	(7,735)	—	—
Acquisition related net operating loss	—	(4,076)	—
ESOP fair market value adjustment	931	947	349
Non-deductible compensation	1,602	276	3,334
Expiration of stock options	—	19	2
Other	(865)	528	(590)
Total income tax expense	$106,947	99,372	74,751
The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax asset:
Employee benefits	$34,218	36,372
Deferred compensation	1,596	1,417
Premises and equipment	1,587	2,262
Allowance for loan losses	92,738	88,894
Net unrealized loss on securities	17,078	10,420
Net other than temporary impairment loss on securities	40,228	42,085
ESOP	4,333	3,695
Allowance for delinquent interest	14,539	13,071
Fair value adjustments related to acquisitions	20,823	31,986
Charitable contribution carryforward	406	5,823
Loan origination costs	9,599	7,127
Intangible assets	—	45
Other	1,305	1,409
Gross deferred tax asset	238,450	244,606
Valuation allowance	(346)	(346)
	238,104	244,260
Deferred tax liability:
Intangible assets	363	—
Discount accretion	4,080	—
Mortgage servicing rights	6,257	6,893
Net unrealized gain on hedging activities	5,127	—
Gross deferred tax liability	15,827	6,893
Net deferred tax asset	$222,277	237,367

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
In connection with the Company’s second step conversion, a $20.0 million charitable contribution was made to Investors Charitable Foundation. $10.0 million of the contribution was made in cash at the Bank level, and is expected to be fully realized based on the Bank’s future taxable income. The remaining $10.0 million contribution was made by Investors Bancorp, Inc., and based on the standalone future state taxable income at the Bancorp level, a valuation allowance of $346,000 was established as of December 31, 2014 for the portion of the state tax benefit related to the contribution that is not more likely than not to be realized. At December 31, 2016 the Company's valuation allowance pertaining to the charitable contributions remained at $346,000.
Based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the remaining deferred tax asset.
Retained earnings at December 31, 2016 included approximately $45.2 million for which deferred income taxes of approximately $19.0 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2016 and 2015.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey and New York. As of December 31, 2016, the Company is no longer subject to federal income tax examination for years prior to 2013. Investors Bank and its affiliates are currently under audit by the New York State Department of Taxation and Finance for tax years 2013 and 2014. The Company is no longer subject to income tax examination by New Jersey and New York for years prior to 2012 and 2013, respectively.

10. Benefit Plans

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
The funded status (fair value of plan assets divided by funding target) as of July 1, 2016 and 2015 was 94.92% and 99.17%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2016.
     The Company’s required contribution and pension cost was $4.2 million, $6.4 million and $5.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. The accrued pension liability was $780,000 and $727,000 at December 31, 2016 and 2015, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s expected contribution for the 2017 year is approximately $3.8 million.
As of December 31, 2016 the annual benefit provided under the Pentegra DB plan has been amended to freeze the plan. Freezing the plan eliminates all future benefit accruals and each participants frozen accrued benefit will be determined as of December 31, 2016 and no further benefits will accrue beyond such date.

SERPs, Directors’ Plan and Other Postretirement Benefits Plan
The Company has an Executive Supplemental Retirement Wage Replacement Plan ("Wage Replacement Plan") and the Supplemental ESOP and Retirement Plan ("Supplemental ESOP") (collectively, the "SERPs"). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation Committee of the Board of Directors. More specifically, the Wage Replacement Plan was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant's highest annual base salary and cash incentive (over a consecutive 36-month period within the last 120 consecutive calendar months of employment) reduced by the sum of the benefits provided under the Pentagra DB Plan and the annualized value of their benefits payable under the defined benefit portion of the Supplemental ESOP.
Effective as of the close of business of December 31, 2016, the Wage Replacement Plan was amended, to cease future benefit accruals and, for certain participants, structure the benefits payable attributable attributable solely to the participants’ 2016 year of service to vest over a two-year period such that the participants would have a right to 50% of their accrued benefits attributable to their 2016 years of service as of December 31, 2016, which will become 100% vested provided the participants remained continuously employed through and including December 31, 2017.
The Supplemental ESOP compensates certain executives (as designated by the Compensation Committee of the Board of Directors) participating in the Pentegra DB Plan and the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan ("Directors’ Plan") for certain directors, which is a nonqualified, defined benefit plan. This plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The Wage Replacement Plan, Supplemental ESOP and the Directors’ Plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The following table sets forth information regarding the Wage Replacement Plan and the Directors’ Plan:

	December 31,
	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$47,887	40,522
Service cost	2,088	3,096
Interest cost	1,895	1,497
Gain due to change in mortality assumption	(468)	(778)
Loss (gain) due to change in discount rate	1,035	(1,587)
(Gain) loss due to demographic changes	(6,716)	6,008
Settlements	(233)	—
Actuarial gain	(27)	—
Curtailment	(4,294)	—
Benefits paid	(871)	(871)
Benefit obligation at end of year	40,296	47,887
Funded status	$(40,296)	(47,887)
The unfunded pension benefits of $40.3 million and $47.9 million at December 31, 2016 and 2015, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2016 and 2015, are summarized in the following table.

	December 31,
	2016	2015
	(In thousands)
Prior service cost	$—	—
Net actuarial gain	6,759	19,284
Total amounts recognized in accumulated other comprehensive income	$6,759	19,284
The accumulated benefit obligation for the Wage Replacement Plan and Directors’ Plan was $33.5 million and $28.6 million at December 31, 2016 and 2015, respectively. The measurement date for our Wage Replacement Plan and Directors’ Plan is December 31 for the years ended December 31, 2016 and 2015.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Discount rate	3.80%	3.99%
Rate of compensation increase	—%	4.36%

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Service cost	$2,088	3,096	2,319
Interest cost	1,895	1,497	1,322
Amortization of:
Prior service cost	—	49	98
Net loss	2,055	1,282	633
Total net periodic benefit cost	$6,038	5,924	4,372

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2016	2015	2014

Discount rate	3.99%	3.71%	4.53%
Rate of compensation increase	4.36%	4.19%	4.00%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2017	$942
2018	921
2019	899
2020	2,092
2021	2,728
2022 through 2026	14,146
401(k) Plan
The Company has a 401(k) plan covering substantially all employees provided they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants to the 401(k) plan. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2016, 2015 and 2014 were $2.6 million, $2.2 million and $2.0 million, respectively.

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company's initial public stock offering in October 2005, the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $3.92 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company's mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2016 was $92.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge pro-rata for allocation to participants as loan payments are made.
At December 31, 2016, shares allocated to participants were 4,675,456 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 12,789,847 at December 31, 2016, and had a fair value of $178.4 million. ESOP compensation expense for the years ended December 31, 2016, 2015 and 2014 was $5.4 million, $5.5 million and $5.1 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The Supplemental ESOP also provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by ESOP's benefit formula due to the Internal Revenue Code. During the years ended December 31, 2016, 2015 and 2014, compensation expense related to this plan amounted to $766,000, $656,000 and $568,000, respectively.
Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company's common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the year ended December 31, 2016, the Company granted 276,890 shares of restricted stock awards under the 2015 Plan.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the year ended December 31, 2016, the Company granted 201,440 stock options under the 2015 Plan.
During the year ended December 31, 2015, the Compensation and Benefits Committee approved the issuance of 6,849,832 restricted stock awards and 11,576,611 stock options to certain officers under the Investors Bancorp, Inc. 2015 Plan. During the year ended December 31, 2014, the Compensation and Benefits Committee approved the issuance of 38,250 restricted stock awards and 144,177 stock options to certain officers under the Investors Bancorp, Inc. 2006 Equity Incentive Plan (the "2006 Plan").

The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

	Year ended December 31, 2016	Year ended December 31, 2015

Weighted average expected life (in years)	7.00	7.43
Weighted average risk-free rate of return	1.67%	1.96%
Weighted average volatility	24.05%	25.33%
Dividend yield	1.93%	1.59%
Weighted average fair value of options granted	$2.80	$3.12
Total stock options granted	201,440	11,576,611

The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company's stock. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following table presents the share based compensation expense for the years ended December 31, 2016 2015 and 2014. Upon completion of the mutual-to-stock conversion of Investors Bancorp, MHC on May 7, 2014, vesting accelerated for both stock options and restricted stock outstanding awards and all applicable expenses were recognized during the period.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Stock option expense	$6,556	2,905	1,800
Restricted stock expense	15,419	6,315	11,901
Total share based compensation expense	$21,975	9,220	13,701

The following is a summary of the status of the Company’s restricted shares as of December 31, 2016 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	6,759,832	$12.64
Granted	276,890	11.69
Vested	(1,060,026)	12.54
Forfeited	(100,205)	12.03
Non-vested at December 31, 2016	5,876,491	$12.51
Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2016 is $64.2 million over a weighted average period of 4.82 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	18,804,816	$10.00	6.8	$46,996
Granted	201,440	11.76	9.7
Exercised	(5,714,890)	6.00	0.3
Forfeited	(125,931)	12.54
Expired	(102)	8.08
Outstanding at December 31, 2016	13,165,333	$11.74	8.2	$29,101
Exercisable at December 31, 2016	3,735,974	$9.77	6.2	$15,631

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $2.80 and $3.12 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2016 is $26.4 million over a weighted average period of 4.86 years.

11. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2016, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $22.3 million, $19.2 million and $17.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2017	$23,004
2018	23,367
2019	22,554
2020	20,970
2021	19,467
Thereafter	128,666
$238,028
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
At December 31, 2016, the Company had commitments to originate total commercial loans of $451.2 million. Additionally, the Company had commitments to originate residential loans of approximately $113.9 million, commitments to purchase residential loans of $151.6 million and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $1.07 billion. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
The Company also holds in its loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2016 and December 31, 2015 was $122.0 million, and $172.3 million, respectively. The

Company maintained stricter underwriting criteria for these interest-only loans than it did for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the year ended December 31, 2016, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. The fair value of the derivative as of December 31, 2016 was an asset of $12.6 million.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2016, the Company had commitments of approximately $47.6 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $31.0 million to sell loans at December 31, 2016. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $20.0 million at December 31, 2016. The fair values of these obligations were immaterial at December 31, 2016. In addition, at December 31, 2016, the Company had $205,000 in commercial letters of credit outstanding.

12. Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge.) As of December 31, 2016 the Company has cash flow hedges.

Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives are to primarily reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not any have derivatives outstanding prior to September 30, 2016.

During 2016, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. Since entering into the derivatives in the third quarter of 2016, the Company did not record any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate borrowings. During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015:

	Asset Derivatives				Liability Derivatives
	At December 31, 2016		At December 31, 2015		At December 31, 2016		At December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$12,550	Other assets	$—	Other liabilities	$—	Other liabilities	$—
Total derivatives designated as hedging instruments		$12,550		$—		$—		$—

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income as of December 31, 2016 and 2015. The Company did not any have derivatives outstanding prior to September 30, 2016.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Twelve Months Ended December 31,			Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2016	2015		2016	2015		2016	2015
	(In thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$12,110	$—	Interest expense	$(440)	$—	Other non-interest income	$—	$—
Total	$12,110	$—		$(440)	$—		$—	$—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company's Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
December 31, 2016
Assets:
Interest Rate Swaps	$12,550	$—	$12,550	$—	$(12,550)	$—
Total	$12,550	$—	$12,550	$—	$(12,550)	$—

December 31, 2015
Assets:
Interest Rate Swaps	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

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

The Company has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis as required by the clearing house against the Company’s obligations, as required by these agreements.

13. Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights (“MSR”), loans receivable and real estate owned (“REO”). These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
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

Derivatives
Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015.

	Carrying Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,660	6,660	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	598,439	—	598,439	—
Federal National Mortgage Association	1,008,587	—	1,008,587	—
Government National Mortgage Association	46,747	—	46,747	—
Total mortgage-backed securities available-for-sale	1,653,773	—	1,653,773	—
Total securities available-for-sale	$1,660,433	6,660	1,653,773	—

Derivative financial instruments	$12,550	—	12,550	—

	Carrying Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$6,495	6,495	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	547,451	—	547,451	—
Federal National Mortgage Association	726,072	—	726,072	—
Government National Mortgage Association	24,679	—	24,679	—
Total mortgage-backed securities available-for-sale	1,298,202	—	1,298,202	—
Total securities available-for-sale	$1,304,697	6,495	1,298,202	—

Derivative financial instruments	$—	—	—	—
There have been no changes in the methodologies used at December 31, 2016 from December 31, 2015, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2016.

There were no Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2016 and December 31, 2015.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2016, the fair value model used prepayment speeds ranging from 3.15% to 24.18% and a discount rate of 14.27% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At December 31, 2016, appraisals were discounted in a range of 0%-25% for estimated costs to sell. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management's own estimates of the assumptions as a market participant would in pricing such loans.
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

Loans Held For Sale
Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, the Company uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015. For the year ended December 31, 2016, there was no change to carrying value of other real estate owned measured at fair value on a non-recurring basis. For the year ended December 31, 2015, there was no change to carrying value of MSR, impaired loans or loans held for sale measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average Input	Carrying Value at December 31, 2016
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	3.15% - 24.18%	9.84%	$12,877	—	—	12,877
Impaired loans	Estimated Cash Flow	Lack of marketability and probability of default	22.0% - 29.0%	26.00%	1,403	—	—	1,403
Loans held for sale	Market comparable	Lack of marketability	2.5% - 4.5%	3.45%	313	—	—	313
					$14,593	—	—	14,593

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average Input	Carrying Value at December 31, 2015
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	8.90%	$510	—	—	510
					$510	—	—	510
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$164,178	164,178	164,178	—	—
Securities available-for-sale	1,660,433	1,660,433	6,660	1,653,773	—
Securities held-to-maturity	1,755,556	1,782,801	—	1,703,559	79,242
Stock in FHLB	237,878	237,878	237,878	—	—
Loans held for sale	38,298	38,298	—	38,298	—
Net loans	18,569,855	18,391,018	—	—	18,391,018
Financial liabilities:
Deposits, other than time deposits	$12,333,273	12,333,273	12,333,273	—	—
Time deposits	2,947,560	2,938,137	—	2,938,137	—
Borrowed funds	4,546,251	4,545,745	—	4,545,745	—

	December 31, 2015
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,904	148,904	148,904	—	—
Securities available-for-sale	1,304,697	1,304,697	6,495	1,298,202	—
Securities held-to-maturity	1,844,223	1,888,686	—	1,810,869	77,817
Stock in FHLB	178,437	178,437	178,437	—	—
Loans held for sale	7,431	7,431	—	7,431	—
Net loans	16,661,133	16,650,529	—	—	16,650,529
Financial liabilities:
Deposits, other than time deposits	$10,647,346	10,647,346	10,647,346	—	—
Time deposits	3,416,310	3,414,528	—	3,414,528	—
Borrowed funds	3,263,090	3,277,983	—	3,277,983	—
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2016 the Company and the Bank met the currently applicable Conservation Buffer of 0.625%.
As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company's category.
The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2016 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		Minimum Capital Requirement		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016:
Bank:
Tier 1 Leverage Ratio	$2,736,173	12.03%	$909,534	4.00%	$1,136,917	5.00%
Common equity tier 1 risk-based	2,736,173	14.75%	950,740	5.125%	1,205,817	6.50%
Tier 1 Risk-Based Capital	2,736,173	14.75%	1,229,006	6.625%	1,484,082	8.00%
Total Risk-Based Capital	2,965,720	15.99%	1,600,026	8.625%	1,855,103	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,066,401	13.48%	$910,058	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,066,401	16.52%	951,411	5.125%	n/a	n/a
Tier 1 Risk-Based Capital	3,066,401	16.52%	1,229,872	6.625%	n/a	n/a
Total Risk-Based Capital	3,295,948	17.75%	1,601,155	8.625%	n/a	n/a

	Actual		Minimum Capital Requirement		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Bank:
Tier 1 Leverage Ratio	$2,558,334	12.41%	$824,607	4.00%	$1,030,759	5.00%
Common equity tier 1 risk-based	2,558,334	15.87%	725,523	4.50%	1,047,978	6.50%
Tier 1 Risk-Based Capital	2,558,334	15.87%	967,364	6.00%	1,289,819	8.00%
Total Risk-Based Capital	2,760,081	17.12%	1,289,819	8.00%	1,612,274	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,259,928	15.80%	$825,139	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,259,928	20.20%	726,146	4.50%	n/a	n/a
Tier 1 Risk-Based Capital	3,259,928	20.20%	968,194	6.00%	n/a	n/a
Total Risk-Based Capital	3,461,649	21.45%	1,290,926	8.00%	n/a	n/a
 (1) Prompt corrective action provisions do not apply to the Bank holding company.

15. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2016	2015
	(In thousands)
Assets:
Cash and due from bank	$195,114	569,513
Securities available-for-sale, at estimated fair value	6,918	1,733
Investment in subsidiary	2,792,474	2,611,080
ESOP loan receivable	92,839	94,889
Other assets	43,711	45,898
Total Assets	$3,131,056	3,323,113
Liabilities and Stockholders’ Equity:
Total liabilities	$7,811	11,466
Total stockholders’ equity	3,123,245	3,311,647
Total Liabilities and Stockholders’ Equity	$3,131,056	3,323,113

Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income:
Interest on ESOP loan receivable	$3,084	3,151	2,499
Dividend from subsidiary	30,000	—	—
Interest on deposit with subsidiary	2	2	2
Interest and dividends on investments	132	65	64
Gain on securities transactions	72	1,682	145
	33,290	4,900	2,710
Expenses:
Interest expense	120	54	43
Other expenses	3,933	3,170	12,197
Income (loss) before income tax expense	29,237	1,676	(9,530)
Income tax (benefit) expense	452	540	(3,675)
Income (loss) before undistributed earnings of subsidiary	28,785	1,136	(5,855)
Equity in undistributed earnings of subsidiary	163,340	180,370	137,576
Net income	$192,125	181,506	131,721

 Other Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$192,125	181,506	131,721
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	543	433	1,482
Total other comprehensive income	543	433	1,482
Total comprehensive income	$192,668	181,939	133,203

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$192,125	181,506	131,721
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiary)	(163,340)	(180,370)	(137,576)
Contribution in stock to charitable foundation	—	—	10,000
Gain on securities transactions	(72)	1,682	145
Decrease (increase) in other assets	14,805	2,107	2,227
(Decrease) increase in other liabilities	(3,655)	4,927	525
Net cash provided by operating activities	39,863	9,852	7,042
Cash flows from investing activities:
Capital contributed to the Bank	—	—	(1,074,947)
Cash received net of cash paid for acquisition	—	—	48
Purchase of investments available-for-sale	—	—	(493)
Purchase of investments held-to-maturity	(5,000)	—	—
Redemption of equity securities available-for-sale	72	2,700	467
Principal collected on ESOP loan	2,050	2,062	3,093
Cash received from MHC merger	—	—	11,307
Net cash (used in) provided by investing activities	(2,878)	4,762	(1,060,525)
Cash flows from financing activities:
Loan to ESOP	—	—	(66,553)
Proceeds from issuance of common stock	—	—	2,149,893
Proceeds from sale of treasury stock	—	—	38,227
Purchase of treasury stock	(363,410)	(382,922)	(13,523)
Option exercise	34,317	2,985	3,710
Dividends paid	(82,291)	(87,395)	(42,555)
Net cash (used in) provided by financing activities	(411,384)	(467,332)	2,069,199
Net (decrease) increase in cash and due from bank	(374,399)	(452,718)	1,015,716
Cash and due from bank at beginning of year	569,513	1,022,231	6,515
Cash and due from bank at end of year	$195,114	569,513	1,022,231

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2016 and 2015. Income tax expense, net income and diluted shares included in the quarterly financial data previously disclosed 2016 interim periods have been revised to reflect the impact of the Company's adoption of ASU No. 2016-09, see Note 19, Recent Accounting Pronouncements.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$192,107	194,960	198,374	208,079
Interest expense	37,544	37,655	38,768	39,369
Net interest income	154,563	157,305	159,606	168,710
Provision for loan losses	5,000	5,000	5,000	4,750
Net interest income after provision for loan losses	149,563	152,305	154,606	163,960
Non-interest income	8,707	11,469	8,520	8,504
Non-interest expenses	87,146	91,009	91,398	89,010
Income before income tax expense	71,124	72,765	71,728	83,454
Income tax expense	26,455	27,625	21,878	30,989
Net income	$44,669	45,140	49,850	52,465
Basic earnings per common share	$0.14	0.15	0.17	0.18
Diluted earnings per common share	$0.14	0.15	0.17	0.18

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$175,159	181,529	186,897	188,138
Interest expense	30,717	32,977	35,623	37,322
Net interest income	144,442	148,552	151,274	150,816
Provision for loan losses	9,000	7,000	5,000	5,000
Net interest income after provision for loan losses	135,442	141,552	146,274	145,816
Non-interest income	8,534	11,585	11,306	8,700
Non-interest expenses	76,909	79,836	85,921	85,666
Income before income tax expense	67,067	73,301	71,659	68,850
Income tax expense	25,120	26,939	22,865	24,448
Net income	$41,947	46,362	48,794	44,402
Basic earnings per common share	$0.12	0.14	0.15	0.14
Diluted earnings per common share	0.12	0.14	0.15	0.14

17. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2016	2015	2014
Earnings for basic and diluted earnings per common share	(Dollars in thousands, except per share data)

Earnings applicable to common stockholders	$192,125	$181,505	$131,721

Shares
Weighted-average common shares outstanding - basic	297,580,834	329,763,527	344,389,259
Effect of dilutive common stock equivalents (1)	3,374,051	3,169,921	3,342,312
Weighted-average common shares outstanding - diluted	300,954,885	332,933,448	347,731,571

Earnings per common share
Basic	$0.65	$0.55	$0.38
Diluted	$0.64	$0.55	$0.38
(1) For the years ended December 31, 2016, 2015 and 2014, there were 19,046,222, 18,200,877, and 142,953 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

18. Comprehensive Income (Loss)

 The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$299,072	(106,947)	192,125	280,877	(99,372)	181,505	206,472	(74,751)	131,721
Other comprehensive income (loss):
Change in funded status of retirement obligations	12,452	(4,981)	7,471	(2,425)	970	(1,455)	(8,402)	3,360	(5,042)
Unrealized (loss) gain on securities available-for-sale	(19,399)	7,115	(12,284)	(7,982)	3,049	(4,933)	9,836	(3,884)	5,952
Accretion of loss on securities reclassified to held to maturity available for sale	1,846	(754)	1,092	2,448	(1,000)	1,448	2,918	(1,192)	1,726
Reclassification adjustment for security gains included in net income	(2,264)	906	(1,358)	(1,553)	6	(1,547)	(233)	95	(138)
Other-than-temporary impairment accretion on debt securities	1,488	(608)	880	1,802	(736)	1,066	1,343	(549)	794
Net gains on derivatives arising during the period	12,550	(5,126)	7,424	—	—	—	—	—	—
Total other comprehensive (loss) income	6,673	(3,448)	3,225	(7,710)	2,289	(5,421)	5,462	(2,170)	3,292
Total comprehensive income	$305,745	(110,395)	195,350	273,167	(97,083)	176,084	211,934	(76,921)	135,013

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2016 and 2015:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gains on securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)
Net change	7,471	1,092	(13,642)	880	7,424	3,225
Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)

Balance - December 31, 2014	$(10,911)	(4,528)	7,851	(14,816)	—	(22,404)
Net change	(1,455)	1,448	(6,480)	1,066	—	(5,421)
Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2016	2015
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(2,264)	(1,553)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Adjustment of net obligation	249	2,512
Amortization of net obligation or asset	—	—
Amortization of prior service cost	—	49
Amortization of net gain	1,610	1,354
Compensation and fringe benefits	1,859	3,915
Interest Expense:
Reclassification adjustment for unrealized losses on derivatives	440	—
Total before tax	35	2,362
Income tax benefit	1,179	976
Net of tax	$(1,144)	1,386

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 10 for additional details.

19. Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. On December 31, 2016, The Company adopted ASU No. 2016-09 cumulatively, effective for the first quarter of 2016. Upon adoption, the Company recorded an cumulative-effect adjustment to the opening balances of retained earnings and additional paid in capital. The ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity. This resulted in a benefit to income tax expense in each of the quarters of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU addresses the recognition of current and deferred taxes for an intra-entity asset transfer and amends current GAAP by eliminating the exception for intra-entity transfers of assets other than inventory to defer such recognition until sale to an outside party. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been made available for issuance. The Company is currently evaluating the provisions of ASU No. 2016-16 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected.
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
On January 24, 2017, the Company announced the entering into a Mutual Termination Agreement with The Bank of Princeton to terminate the merger agreement, which was originally entered into on May 3, 2016. The parties concluded that regulatory approval of the application submitted by Investors Bank to the Federal Deposit Insurance Corporation would not be obtained prior to the March 31, 2017 termination deadline set forth in the merger agreement. The Mutual Termination Agreement provides, among other things, that each party will bear its own costs and expenses in connection with the terminated transaction, without penalties, and mutually releases the parties from any claims of liability to one another relating to the merger transaction. As the merger was not completed, the transaction is not reflected in the balance sheet for the period presented in this document. The Company expensed costs which were to be capitalized in connection with the merger through its results of operation for the period ending December 31, 2016.
On January 26, 2017, the Company declared a cash dividend of $0.08 per share. The $0.08 dividend per share was paid to stockholders on February 24, 2017, with a record date of February 10, 2017.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.3	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.4	Amendment to Amended and Restated Employment Agreement with Richard S. Spengler (3)

10.5	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (4)

10.6	Amendment to Amended and Restated Employment Agreement with Paul Kalamaras (3)

10.7	Employment Agreement Investors Bancorp, Inc. and Sean Burke (5)

10.8	Amendment to Employment Agreement with Sean Burke (3)

10.9	Investors Bancorp, Inc. 2015 Equity Incentive Plan (6)

10.10	Investors Bancorp, Inc. 2006 Equity Incentive Plan (7)

10.11	Roma Financial Corporation 2008 Equity Incentive Plan (8)

10.12	Investors Bank Executive Officer Annual Incentive Plan (9)

10.13	Investors Bank Amended and restated Supplemental ESOP and Retirement Plan (1)

10.14	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.15	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated December 19, 2016

10.16	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated February 29, 2016

10.17	Investors Bank Amended and Restated Director Retirement Plan (1)

10.18	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.19	Investors Bank Deferred Directors Fee Plan (1)
10.20	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (10)

10.21	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (10)

10.22	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (10)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to the Quarterly Report on 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2016.

(4)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.

(5)
Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on March 3, 2015.

(6)
Incorporated by reference to Appendix A to the Definitive Proxy Statement for Investors Bancorp, Inc.'s 2015 Annual Meeting of Stockholders (Commission File No. 001-36441) filed with the Securities and Exchange Commission on April 30, 2015.

(7)
Incorporated by reference to Appendix B to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2006 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on September 15, 2006.

(8)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Investors Bancorp, Inc. (Commission File No. 333-192717) filed with the Securities and Exchange Commission on December 9, 2013.

(9)
Incorporated by reference to Annex D to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2013 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 29, 2013.

(10)
Incorporated by reference to the Amended Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966) filed with the Securities and Exchange Commission on February 11, 2014.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: March 1, 2017	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2017

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	March 1, 2017

/s/ Sean Burke Sean Burke	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	March 1, 2017

/s/ Robert C. Albanese Robert C. Albanese	Director	March 1, 2017

/s/ Dennis M. Bone Dennis M. Bone	Director	March 1, 2017

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 1, 2017

/s/ William Cosgrove William Cosgrove	Director	March 1, 2017

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	March 1, 2017

/s/ James Garibaldi James Garibaldi	Director	March 1, 2017

/s/ Michele N. Siekerka Michele N. Siekerka	Director	March 1, 2017

/s/ James H. Ward III James H. Ward III	Director	March 1, 2017