Form 10-Q
period 2017-03-31
Investors Bancorp, Inc.
filed 2017-05-10
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
Commission file number: 001-36441

Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4702118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 JFK Parkway, Short Hills, New Jersey	07078
(Address of Principal Executive Offices)	Zip Code
(973) 924-5100
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 5, 2017, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 310,363,851 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS
Cash and cash equivalents	$165,914	164,178
Securities available-for-sale, at estimated fair value	1,767,260	1,660,433
Securities held-to-maturity, net (estimated fair value of $1,736,210 and $1,782,801 at March 31, 2017 and December 31, 2016, respectively)	1,704,406	1,755,556
Loans receivable, net	19,261,271	18,569,855
Loans held-for-sale	4,908	38,298
Federal Home Loan Bank stock	251,805	237,878
Accrued interest receivable	68,922	65,969
Other real estate owned	4,801	4,492
Office properties and equipment, net	179,196	177,417
Net deferred tax asset	216,183	222,277
Bank owned life insurance	153,063	161,940
Goodwill and intangible assets	101,475	101,839
Other assets	9,469	14,543
Total assets	$23,888,673	23,174,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$15,376,023	15,280,833
Borrowed funds	5,093,790	4,546,251
Advance payments by borrowers for taxes and insurance	127,401	105,851
Other liabilities	132,967	118,495
Total liabilities	20,730,181	20,051,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at March 31, 2017 and December 31, 2016; 310,364,901 and 309,449,388 outstanding at March 31, 2017 and December 31, 2016, respectively	3,591	3,591
Additional paid-in capital	2,763,217	2,765,732
Retained earnings	1,075,909	1,053,750
Treasury stock, at cost; 48,705,951 and 49,621,464 shares at March 31, 2017 and December 31, 2016, respectively	(576,973)	(587,974)
Unallocated common stock held by the employee stock ownership plan	(86,505)	(87,254)
Accumulated other comprehensive loss	(20,747)	(24,600)
Total stockholders’ equity	3,158,492	3,123,245
Total liabilities and stockholders’ equity	$23,888,673	23,174,675
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$185,961	172,832
Securities:
Equity	48	51
Government-sponsored enterprise obligations	8	11
Mortgage-backed securities	16,709	15,097
Municipal bonds and other debt	4,068	1,952
Interest-bearing deposits	107	104
Federal Home Loan Bank stock	3,193	2,060
Total interest and dividend income	210,094	192,107
Interest expense:
Deposits	22,184	20,725
Borrowed Funds	20,791	16,819
Total interest expense	42,975	37,544
Net interest income	167,119	154,563
Provision for loan losses	4,000	5,000
Net interest income after provision for loan losses	163,119	149,563
Non-interest income
Fees and service charges	4,928	4,180
Income on bank owned life insurance	725	1,260
Gain on loans, net	992	437
Gain on securities transactions, net	1,227	1,388
Gain (loss) on sale of other real estate owned, net	174	(233)
Other income	1,657	1,675
Total non-interest income	9,703	8,707
Non-interest expense
Compensation and fringe benefits	57,274	51,817
Advertising and promotional expense	2,085	1,694
Office occupancy and equipment expense	14,847	13,810
Federal deposit insurance premiums	3,710	2,400
General and administrative	734	817
Professional fees	7,421	4,013
Data processing and communication	5,860	5,561
Other operating expenses	7,627	7,034
Total non-interest expenses	99,558	87,146
Income before income tax expense	73,264	71,124
Income tax expense	27,244	26,455
Net income	$46,020	44,669
Basic earnings per share	$0.16	0.14
Diluted earnings per share	$0.16	0.14
Weighted average shares outstanding
Basic	291,185,408	309,166,680
Diluted	293,407,422	312,951,988
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$46,020	44,669
Other comprehensive income, net of tax:
Change in funded status of retirement obligations	83	317
Unrealized gain on securities available-for-sale	2,679	10,002
Accretion of loss on securities reclassified to held to maturity	208	284
Reclassification adjustment for security gains included in net income	(736)	(833)
Other-than-temporary impairment accretion on debt securities	399	191
Net gains on derivatives arising during the period	1,220	—
Total other comprehensive income	3,853	9,961
Total comprehensive income	$49,873	54,630

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Cumulative effect of adopting ASU No. 2016-09	—	(8,051)	8,051	—	—	—	—
Net income	—	—	44,669	—	—	—	44,669
Other comprehensive income, net of tax	—	—	—	—	—	9,961	9,961
Purchase of treasury stock (12,150,000 shares)	—	—	—	(140,192)	—	—	(140,192)
Treasury stock allocated to restricted stock plan (161,890 shares)	—	(1,865)	(71)	1,936	—	—	—
Compensation cost for stock options and restricted stock	—	4,333	—	—	—	—	4,333
Option exercise	—	(3,929)	—	7,677	—	—	3,748
Cash dividend paid ($0.06 per common share)	—	—	(19,805)	—	—	—	(19,805)
ESOP shares allocated or committed to be released	—	616	—	—	749	—	1,365
Balance at March 31, 2016	$3,591	2,776,607	968,884	(425,991)	(89,501)	(17,864)	3,215,726

Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	46,020	—	—	—	46,020
Other comprehensive income, net of tax	—	—	—	—	—	3,853	3,853
Purchase of treasury stock (4,270 shares)	—	—	—	(61)	—	—	(61)
Treasury stock allocated to restricted stock plan (350,000 shares)	—	(5,137)	919	4,218	—	—	—
Compensation cost for stock options and restricted stock	—	4,857	—	—	—	—	4,857
Option exercise	—	(3,286)	—	6,952	—	—	3,666
Restricted stock forfeitures (9,019 shares)	—	102	6	(108)	—	—	—
Cash dividend paid ($0.08 per common share)	—	—	(24,786)	—	—	—	(24,786)
ESOP shares allocated or committed to be released	—	949	—	—	749	—	1,698
Balance at March 31, 2017	$3,591	2,763,217	1,075,909	(576,973)	(86,505)	(20,747)	3,158,492

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$46,020	44,669
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,555	5,698
Amortization of premiums and accretion of discounts on securities, net	5,503	3,203
Amortization of premiums and accretion of fees and costs on loans, net	(1,242)	(624)
Amortization of other intangible assets	626	740
Provision for loan losses	4,000	5,000
Depreciation and amortization of office properties and equipment	4,084	3,756
Gain on securities, net	(1,227)	(1,388)
Mortgage loans originated for sale	(41,244)	(29,956)
Proceeds from mortgage loan sales	75,511	34,039
Gain on sales of mortgage loans, net	(877)	(504)
(Gain) loss on sale of other real estate owned	(174)	233
Income on bank owned life insurance	(725)	(1,260)
Increase in accrued interest receivable	(2,953)	(5,115)
Deferred tax expense	3,654	11,422
Decrease (increase) in other assets	6,543	(1,335)
Net tax benefit from stock-based compensation	1,277	1,043
Increase (decrease) in other liabilities	13,694	(22,356)
Total adjustments	73,005	2,596
Net cash provided by operating activities	119,025	47,265
Cash flows from investing activities:
Purchases of loans receivable	(102,457)	(9,419)
Net originations of loans receivable	(592,766)	(257,211)
Proceeds from disposition of loans held for investment	115	—
(Gain) loss on disposition of loans held for investment	(115)	67
Net proceeds from sale of foreclosed real estate	887	2,190
Proceeds from principal repayments/calls/maturities of securities available for sale	79,867	61,590
Proceeds from sales of securities available for sale	47,359	33,059
Proceeds from principal repayments/calls/maturities of securities held to maturity	84,596	78,120
Purchases of securities available for sale	(231,995)	(86,963)
Purchases of securities held to maturity	(35,690)	(121,320)
Proceeds from redemptions of Federal Home Loan Bank stock	47,771	33,609
Purchases of Federal Home Loan Bank stock	(61,698)	(45,412)
Purchases of office properties and equipment	(5,863)	(4,846)
Death benefit proceeds from bank owned life insurance	9,602	468
Net cash used in investing activities	(760,387)	(316,068)
Cash flows from financing activities:
Net increase in deposits	95,190	137,731

Net increase in other borrowings	547,539	264,540
Net increase in advance payments by borrowers for taxes and insurance	21,550	17,459
Dividends paid	(24,786)	(19,805)
Exercise of stock options	3,666	3,835
Purchase of treasury stock	(61)	(140,192)
Net cash provided by financing activities	643,098	263,568
Net increase (decrease) in cash and cash equivalents	1,736	(5,235)
Cash and cash equivalents at beginning of period	164,178	148,904
Cash and cash equivalents at end of period	$165,914	143,669
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$1,048	591
Cash paid during the year for:
Interest	41,922	37,884
Income taxes	—	31,184
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2016 Annual Report on Form 10-K. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

2.     Stock Transactions
Stock Repurchase Programs
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
During the three months ended March 31, 2017, withholding of shares for payment of taxes with respect to vesting of equity transactions resulted in the purchase of 4,270 shares at a cost of $61,090, or approximately $14.31 per share.

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$46,020	$44,669

Shares
Weighted-average common shares outstanding - basic	291,185,408	309,166,680
Effect of dilutive common stock equivalents (1)	2,222,014	3,785,308
Weighted-average common shares outstanding - diluted	293,407,422	312,951,988

Earnings per common share
Basic	$0.16	$0.14
Diluted	$0.16	$0.14
(1) For the three months ended March 31, 2017 and 2016, there were 10,861,826 and 11,667,654 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.     Securities

The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At March 31, 2017
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$4,849	703	94	5,458
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	625,875	1,575	5,381	622,069
Federal National Mortgage Association	1,106,936	1,818	13,878	1,094,876
Government National Mortgage Association	45,625	—	768	44,857
Total mortgage-backed securities available-for-sale	1,778,436	3,393	20,027	1,761,802
Total available-for-sale securities	$1,783,285	4,096	20,121	1,767,260

	At March 31, 2017
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$2,106	—	2,106	9	—	2,115
Municipal bonds	27,830	—	27,830	1,474	—	29,304
Corporate and other debt securities	65,614	21,084	44,530	38,458	—	82,988
Total debt securities held-to-maturity	95,550	21,084	74,466	39,941	—	114,407
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	421,063	1,395	419,668	1,178	2,689	418,157
Federal National Mortgage Association	1,196,452	1,615	1,194,837	4,851	11,501	1,188,187
Government National Mortgage Association	15,435	—	15,435	24	—	15,459
Total mortgage-backed securities held-to-maturity	1,632,950	3,010	1,629,940	6,053	14,190	1,621,803
Total held-to-maturity securities	$1,728,500	24,094	1,704,406	45,994	14,190	1,736,210

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
    At March 31, 2017, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities ("TruPS"), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At March 31, 2017, the TruPS had an amortized cost and estimated fair value of $39.5 million and $77.9 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at March 31, 2017 had an amortized cost and estimated fair value of $37.5 million and $71.5 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $781.3 million and an estimated fair value of $773.7 million are pledged to secure borrowings. The contractual maturities of the Bank's mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2017, by contractual maturity, are shown below.

	March 31, 2017
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$23,201	23,201
Due after one year through five years	2,181	2,190
Due after five years through ten years	5,000	5,080
Due after ten years	44,084	83,936
Total	$74,466	114,407

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,734	94	—	—	4,734	94
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	354,274	5,341	11,829	40	366,103	5,381
Federal National Mortgage Association	724,705	13,413	23,319	465	748,024	13,878
Government National Mortgage Association	44,857	768	—	—	44,857	768
Total mortgage-backed securities available-for-sale	1,123,836	19,522	35,148	505	1,158,984	20,027
Total available-for-sale securities	1,128,570	19,616	35,148	505	1,163,718	20,121
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	301,831	2,561	3,325	128	305,156	2,689
Federal National Mortgage Association	673,969	11,429	12,257	72	686,226	11,501
Total held-to-maturity securities	975,800	13,990	15,582	200	991,382	14,190
Total	$2,104,370	33,606	50,730	705	2,155,100	34,311

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,722	83	—	—	4,722	83
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	406,878	7,220	12,756	86	419,634	7,306
Federal National Mortgage Association	762,272	15,977	25,089	497	787,361	16,474
Government National Mortgage Association	46,747	791	—	—	46,747	791
Total mortgage-backed securities available-for-sale	1,215,897	23,988	37,845	583	1,253,742	24,571
Total available-for-sale securities	1,220,619	24,071	37,845	583	1,258,464	24,654
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	339,666	3,354	3,623	148	343,289	3,502
Federal National Mortgage Association	970,194	15,389	—	—	970,194	15,389
Total held-to-maturity securities	1,309,860	18,743	3,623	148	1,313,483	18,891
Total	$2,530,479	42,814	41,468	731	2,571,947	43,545
At March 31, 2017, gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates. The remainder of gross unrealized losses at March 31, 2017 relate to equity securities.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our TruPS. Cash flows for each security are forecast using assumptions for defaults, recoveries, pre-payments and amortization. At March 31, 2017 and 2016, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended March 31, 2017 and 2016. At March 31, 2017, non-credit related OTTI recorded on the previously impaired TruPS was $21.1 million ($12.5 million after-tax.) This amount is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance of credit related OTTI, beginning of period	$95,743	100,200
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(2,935)	(1,112)
Reductions for securities sold or paid off during the period	(3,811)	—
Balance of credit related OTTI, end of period	$88,997	99,088

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
Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2017, the Company received sale proceeds of $47.4 million on pools of mortgage backed securities from the available-for-sale portfolio resulting in a gross realized gain of $1.2 million.

There were no proceeds from sales in the held-to-maturity portfolio for the three months ended March 31, 2017; however, the Company received proceeds of $3.1 million from the liquidation of a TruP security. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income.

For the three months ended March 31, 2016, the Company received proceeds of $33.1 million on pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $1.4 million. For the three months ended March 31, 2016, there were no sales of securities from the held-to-maturity portfolio.

5.    Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Multi-family loans	$7,795,974	7,459,131
Commercial real estate loans	4,630,407	4,445,194
Commercial and industrial loans	1,374,599	1,275,283
Construction loans	335,341	314,843
Total commercial loans	14,136,321	13,494,451
Residential mortgage loans	4,749,058	4,710,373
Consumer and other loans	611,226	596,922
Total loans excluding PCI loans	19,496,605	18,801,746
PCI loans	8,823	8,956
Net unamortized premiums and deferred loan costs (1)	(13,245)	(12,474)
Allowance for loan losses	(230,912)	(228,373)
Net loans	$19,261,271	18,569,855
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

The following table presents changes in the accretable yield for PCI loans during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance, beginning of period	$1,451	449
Accretion	(44)	(67)
Net reclassification from non-accretable difference (1)	—	1,221
Balance, end of period	$1,407	1,603
(1) Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans.

An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of the period	$228,373	218,505
Loans charged off	(3,005)	(7,977)
Recoveries	1,544	1,085
Net charge-offs	(1,461)	(6,892)
Provision for loan losses	4,000	5,000
Balance at end of the period	$230,912	216,613
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan loss, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in its calculation of the allowance for loan loss. For the three months ended March 31, 2017, the Company recorded charge-offs of $33,000 related to PCI loans acquired.
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
Our lending emphasis has been the origination of multi-family loans, commercial real estate loans, commercial and industrial loans, one- to four-family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(6)	(419)	(1,751)	(100)	(727)	(2)	—	(3,005)
Recoveries	280	55	72	—	1,117	20	—	1,544
Provision	(5,752)	8,820	1,942	(859)	(1,246)	(98)	1,193	4,000
Ending balance-March 31, 2017	$90,083	61,252	43,755	10,694	18,975	2,770	3,383	230,912

Individually evaluated for impairment	$—	—	—	—	1,676	41	—	1,717
Collectively evaluated for impairment	90,083	61,252	43,755	10,694	17,299	2,729	3,383	229,195
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2017	$90,083	61,252	43,755	10,694	18,975	2,770	3,383	230,912

Loans:
Individually evaluated for impairment	$1,379	6,748	1,656	—	26,824	583	—	37,190
Collectively evaluated for impairment	7,794,595	4,623,659	1,372,943	335,341	4,722,234	610,643	—	19,459,415
Loans acquired with deteriorated credit quality	—	7,020	—	—	1,471	332	—	8,823
Balance at March 31, 2017	$7,795,974	4,637,427	1,374,599	335,341	4,750,529	611,558	—	19,505,428

	December 31, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(161)	(455)	(4,485)	(52)	(9,425)	(419)	—	(14,997)
Recoveries	1,885	689	541	267	1,631	102	—	5,115
Provision	5,614	5,563	6,851	4,644	(3,818)	12	884	19,750
Ending balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Individually evaluated for impairment	$—	—	—	—	1,581	20	—	1,601
Collectively evaluated for impairment	95,561	52,796	43,492	11,653	18,250	2,830	2,190	226,772
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Loans:
Individually evaluated for impairment	$248	5,962	3,370	—	24,453	371	—	34,404
Collectively evaluated for impairment	7,458,883	4,439,232	1,271,913	314,843	4,685,920	596,551	—	18,767,342
Loans acquired with deteriorated credit quality	—	7,106	—	—	1,507	343	—	8,956
Balance at December 31, 2016	$7,459,131	4,452,300	1,275,283	314,843	4,711,880	597,265	—	18,810,702
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
Watch - A “Watch” asset has all the characteristics of a Pass asset but warrant more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential loans delinquent 30-59 days are considered watch if not already identified as impaired.

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
The following tables present the risk category of loans as of March 31, 2017 and December 31, 2016 by class of loans, excluding PCI loans:

	March 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$7,201,975	353,911	139,948	100,140	—	—	7,795,974
Commercial real estate	4,021,849	397,567	96,352	114,639	—	—	4,630,407
Commercial and industrial	924,256	420,606	24,242	5,495	—	—	1,374,599
Construction	233,837	95,841	1,200	4,463	—	—	335,341
Total commercial loans	12,381,917	1,267,925	261,742	224,737	—	—	14,136,321
Residential mortgage	4,642,980	21,658	7,764	76,656	—	—	4,749,058
Consumer and other	594,906	8,027	591	7,702	—	—	611,226
Total	$17,619,803	1,297,610	270,097	309,095	—	—	19,496,605

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,961,809	276,858	165,948	54,516	—	—	7,459,131
Commercial real estate	3,900,988	373,319	134,154	36,733	—	—	4,445,194
Commercial and industrial	900,190	344,628	23,588	6,877	—	—	1,275,283
Construction	230,630	76,773	3,200	4,240	—	—	314,843
Total commercial loans	11,993,617	1,071,578	326,890	102,366	—	—	13,494,451
Residential mortgage	4,600,611	21,873	10,239	77,650	—	—	4,710,373
Consumer and other	583,140	5,627	719	7,436	—	—	596,922
Total	$17,177,368	1,099,078	337,848	187,452	—	—	18,801,746

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans, excluding PCI loans:

	March 31, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,702	—	227	14,929	7,781,045	7,795,974
Commercial real estate	38,964	8,570	5,109	52,643	4,577,764	4,630,407
Commercial and industrial	1,062	575	553	2,190	1,372,409	1,374,599
Construction	—	—	—	—	335,341	335,341
Total commercial loans	54,728	9,145	5,889	69,762	14,066,559	14,136,321
Residential mortgage	23,276	8,321	54,492	86,089	4,662,969	4,749,058
Consumer and other	8,027	591	7,122	15,740	595,486	611,226
Total	$86,031	18,057	67,503	171,591	19,325,014	19,496,605

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$5,272	1,099	234	6,605	7,452,526	7,459,131
Commercial real estate	6,568	31,964	6,445	44,977	4,400,217	4,445,194
Commercial and industrial	864	885	2,971	4,720	1,270,563	1,275,283
Construction	—	—	—	—	314,843	314,843
Total commercial loans	12,704	33,948	9,650	56,302	13,438,149	13,494,451
Residential mortgage	24,052	10,930	58,119	93,101	4,617,272	4,710,373
Consumer and other	5,627	719	7,065	13,411	583,511	596,922
Total	$42,383	45,597	74,834	162,814	18,638,932	18,801,746
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	March 31, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	2	$473	2	$482
Commercial real estate	24	8,243	24	9,205
Commercial and industrial	4	2,209	8	4,659
Total commercial loans	30	10,925	34	14,346
Residential mortgage and consumer	470	76,158	478	79,928
Total non-accrual loans	500	$87,083	512	$94,274

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2017 and December 31, 2016, these loans are comprised of the following:

	March 31, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	1	$246	1	$248
Commercial real estate	3	509	1	63
Commercial and industrial	1	282	1	286
Total commercial loans	5	1,037	3	597
Residential mortgage and consumer	28	5,958	23	5,721
Total current TDR classified as non-accrual	33	$6,995	26	$6,318
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	March 31, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	2	$167	2	$169
Residential mortgage and consumer	11	2,173	14	2,869
Total current TDR classified as non-accrual	13	$2,340	16	$3,038
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of March 31, 2017, PCI loans with a carrying value of $8.8 million included $7.5 million of which were current, none of which were 30-89 days delinquent and $1.3 million of which were 90 days or more delinquent. As of December 31, 2016, PCI loans with a carrying value of $9.0 million included $7.7 million of which were current, none of which were 30-89 days delinquent and $1.3 million of which were 90 days or more delinquent.
At March 31, 2017 and December 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $37.2 million and $34.4 million, respectively, with allocations of the allowance for loan losses of $1.7 million and $1.6 million for the periods ending March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, interest income received and recognized on these loans totaled $367,000 and $393,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of March 31, 2017 and
December 31, 2016:

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$1,379	1,387	—	1,395	22
Commercial real estate	6,748	10,143	—	6,744	86
Commercial and industrial	1,656	2,211	—	1,645	28
Construction	—	—	—	—	—
Total commercial loans	9,783	13,741	—	9,784	136
Residential mortgage and consumer	12,499	16,092	—	10,795	114
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,908	15,541	1,717	13,689	117
Total:
Multi-family	1,379	1,387	—	1,395	22
Commercial real estate	6,748	10,143	—	6,744	86
Commercial and industrial	1,656	2,211	—	1,645	28
Construction	—	—	—	—	—
Total commercial loans	9,783	13,741	—	9,784	136
Residential mortgage and consumer	27,407	31,633	1,717	24,484	231
Total impaired loans	$37,190	45,374	1,717	34,268	367

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	11,030	14,565	—	9,899	483
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,794	14,382	1,601	13,689	479
Total:
Multi-family	248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	24,824	28,947	1,601	23,588	962
Total impaired loans	$34,404	42,432	1,601	33,583	1,452
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

The following table presents the total TDR loans at March 31, 2017 and December 31, 2016. There were three residential PCI loans that were classified as TDRs and are included in the table below at March 31, 2017. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2016.

	March 31, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$246	1	$246
Commercial real estate	—	—	7	3,679	7	3,679
Commercial and industrial	—	—	2	1,656	2	1,656
Total commercial loans	—	—	10	5,581	10	5,581
Residential mortgage and consumer	47	12,243	65	15,164	112	27,407
Total	47	$12,243	75	$20,745	122	$32,988

	December 31, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$248	1	$248
Commercial real estate	2	352	4	3,240	6	3,592
Commercial and industrial	—	—	2	1,688	2	1,688
Total commercial loans	2	352	7	5,176	9	5,528
Residential mortgage and consumer	40	9,093	61	15,731	101	24,824
Total	42	$9,445	68	$20,907	110	$30,352

The following table presents information about TDRs that occurred during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	166	166	2	442	442
Residential mortgage and consumer	13	2,879	2,779	7	958	958

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were charge-offs of $100,000 for collateral dependent TDRs during the three months ended March 31, 2017. There were no charge-offs for collateral dependent TDRs during the three months ended March 31, 2016. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.7 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively.

Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial loan modification which qualified as a TDR had its maturity extended.
The following table presents information about pre and post modification interest yield for troubled debt restructurings which occurred during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Commercial real estate	1	5.50%	5.50%	2	4.12%	4.44%
Residential mortgage and consumer	13	4.27%	3.54%	7	6.05%	3.99%

Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2017 consisted of 9 residential loans and 2 commercial real estate loans with a recorded investment of $1.6 million and $498,000, respectively, at March 31, 2017. Payment defaults for loans modified as TDRs in the previous 12 months to March 31, 2016 consisted of 4 residential loans, 3 commercial real estate loans and 1 construction loan with a recorded investment of $880,000, $246,000 and $132,000, respectively, at March 31, 2016.

6.     Deposits
Deposits are summarized as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Non-interest bearing:
Checking accounts	$2,234,674	2,173,493
Interest bearing:
Checking accounts	3,954,999	3,916,208
Money market deposits	4,224,490	4,150,583
Savings	2,137,895	2,092,989
Certificates of deposit	2,823,965	2,947,560
Total deposits	$15,376,023	15,280,833

7.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights	$15,172	14,889
Core deposit premiums	7,826	8,451
Other	906	928
Total other intangible assets	23,904	24,268
Goodwill	77,571	77,571
Goodwill and intangible assets	$101,475	101,839

The following table summarizes other intangible assets as of March 31, 2017 and December 31, 2016:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2017
Mortgage servicing rights	$24,340	(9,003)	(165)	15,172
Core deposit premiums	25,058	(17,232)	—	7,826
Other	1,150	(244)	—	906
Total other intangible assets	$50,548	(26,479)	(165)	23,904

December 31, 2016
Mortgage servicing rights	$24,340	(9,286)	(165)	14,889
Core deposit premiums	25,058	(16,607)	—	8,451
Other	1,150	(222)	—	928
Total other intangible assets	$50,548	(26,115)	(165)	24,268
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.97 billion and $1.98 billion at March 31, 2017 and December 31, 2016 respectively, all of which relate to residential mortgage loans. At March 31, 2017 and December 31, 2016, the servicing asset, included in intangible assets, had an estimated fair value of $15.2 million and $14.9 million, respectively. For the three months ended March 31, 2017, fair value was based on expected future cash flows considering a weighted average discount rate of 14.26%, a weighted average constant prepayment rate on mortgages of 8.94% and a weighted average life of 7.2 years.
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

Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company's common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the three months ended March 31, 2017, the Company granted 350,000 shares of restricted stock awards under the 2015 Plan.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company's common stock on the grant date based on the closing market price and have an expiration period of 10 years. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares. For the three months ended March 31, 2017, the Company granted no stock options under the 2015 Plan.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

ASU 2016-09, Compensation — Stock Compensation (Topic 718) requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will be classified as an operating activity. In accordance with SEC Staff Accounting Bulletin No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

The following table presents the share based compensation expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Stock option expense	$1,426	1,380
Restricted stock expense	3,431	2,953
Total share based compensation expense	$4,857	4,333

The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended March 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,165,333	$11.74	8.2	$29,101
Granted	—	—	0.0
Exercised	(578,800)	6.33	2.3
Forfeited	(34,855)	12.54
Expired	—	—
Outstanding at March 31, 2017	12,551,678	$11.99	8.2	$30,041
Exercisable at March 31, 2017	3,156,608	$10.39	6.6	$12,590
Expected future expense relating to the non-vested options outstanding as of March 31, 2017 is $25.0 million over a weighted average period of 4.6 years.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2017 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date fair Value
Outstanding at December 31, 2016	5,876,491	$12.51
Granted	350,000	14.68
Vested	(7,289)	11.22
Forfeited	(9,019)	11.34
Outstanding and non vested at March 31, 2017	6,210,183	$12.63
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2017 is $65.8 million over a weighted average period of 4.6 years.

9.     Net Periodic Benefit Plan Expense
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“Wage Replacement Plan”) and the Supplemental ESOP and Retirement Plan (“Supplemental ESOP”) (collectively, the “SERPs”). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation Committee of the Board of Directors. More specifically, the Wage Replacement Plan was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant's highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”) and the annualized value of their benefits payable under the defined benefit portion of the Supplemental ESOP.
Effective as of the close of business of December 31, 2016, the Wage Replacement Plan was amended to freeze future benefit accruals, and for certain participants, structure the benefits payable attributable solely to the participants’ 2016 year of service to vest over a two-year period such that the participants would have a right to 50% of their accrued benefits attributable to their 2016 year of service as of December 31, 2016, which will become 100% vested provided the participants remained continuously employed through and including December 31, 2017.
The Supplemental ESOP compensates certain executives (as designated by the Compensation Committee of the Board of Directors) participating in the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan (“Directors’ Plan”) for certain directors, which is a nonqualified, defined benefit plan. This plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The Wage Replacement Plan, Supplemental ESOP and the Directors’ Plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Service cost	$371	894
Interest cost	378	474
Amortization of:
Prior service cost	—	—
Net loss	115	536
Total net periodic benefit cost	$864	1,904
Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERPs and Directors’ Plan during the three months ended March 31, 2017.
The Company also maintains the Pentegra DB Plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan has been amended to freeze the plan. Freezing the plan eliminates all future benefit accruals and each participants frozen accrued benefit will be determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the three months ended March 31, 2017. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2017.

10.    Derivatives and Hedging Activities

The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge.) As of March 31, 2017 the Company has cash flow hedges with an aggregate notional amount of $600.0 million.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During the three months ended March 31, 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. During the three months ended March 31, 2017, the Company did not record any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as an increase to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	At March 31, 2017 (1)		At December 31, 2016		At March 31, 2017 (1)		At December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$12,550	Other liabilities	$358	Other liabilities	$—
Total derivatives designated as hedging instruments		$—		$12,550		$358		$—

(1) In accordance with the Chicago Mercantile Exchange ("CME") rulebook changes effective January 3, 2017, the fair value is inclusive of accrued interest and variation margin posted by the CME.

The CME amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral. The Company adopted the new rule on a prospective basis to include the accrued interest and variation margin posted by the CME in the fair value.

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income as of March 31, 2017 and 2016. The Company did not any have derivatives outstanding prior to the quarter ended September 30, 2016.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
	(In thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps	$1,256	$—	Interest expense	$(807)	$—	Other non-interest income	$—	$—
Total	$1,256	$—		$(807)	$—		$—	$—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company's Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
March 31, 2017
Liabilities:
Interest Rate Swaps (1)	$358	$—	$358	$—	$—	$358
Total	$358	$—	$358	$—	$—	$358

December 31, 2016
Assets:
Interest Rate Swaps	$12,550	$—	$12,550	$—	$12,550	$—
Total	$12,550	$—	$12,550	$—	$12,550	$—

(1) In accordance with the CME rulebook changes effective January 3, 2017, the gross amounts recognized are inclusive of accrued interest and variation margin posted by the CME.

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
The Company has minimum collateral posting thresholds with certain of its derivative counterparties and posts collateral on a daily basis as required by the clearing house against the Company's obligations, as required by these agreements.

11.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended March 31,
	2017			2016
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$73,264	(27,244)	46,020	71,124	(26,455)	44,669
Other comprehensive income:
Change in funded status of retirement obligations	141	(58)	83	536	(219)	317
Unrealized gain on securities available-for-sale	4,291	(1,612)	2,679	16,500	(6,498)	10,002
Accretion of loss on securities reclassified to held to maturity from available for sale	352	(144)	208	480	(196)	284
Reclassification adjustment for security gains included in net income	(1,227)	491	(736)	(1,388)	555	(833)
Other-than-temporary impairment accretion on debt securities	673	(274)	399	322	(131)	191
Net gains on derivatives arising during the period	2,063	(843)	1,220	—	—	—
Total other comprehensive income	6,293	(2,440)	3,853	16,450	(6,489)	9,961
Total comprehensive income	$79,557	(29,684)	49,873	87,574	(32,944)	54,630

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gains on securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	83	208	1,943	399	1,220	3,853
Balance - March 31, 2017	$(4,812)	(1,780)	(10,328)	(12,471)	8,644	(20,747)

Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)
Net change	317	284	9,169	191	—	9,961
Balance - March 31, 2016	$(12,049)	(2,796)	10,540	(13,559)	—	(17,864)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions, net	$(1,227)	(1,388)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of prior service cost	—	—
Amortization of net loss	120	536
Compensation and fringe benefits	120	536
Interest Expense
Reclassification adjustment for unrealized losses on derivatives	807	—
Total before tax	(300)	(852)
Income tax benefit	133	336
Net of tax	$(167)	(516)

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 9 for additional details.

12.    Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights (“MSR”), loans receivable and other real estate owned. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
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
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The fair values of available-for-sale securities are based on quoted market prices (Level 1), where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded (Level 2), the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.
Derivatives
Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

	Carrying Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Equity securities	$5,458	5,458	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	622,069	—	622,069	—
Federal National Mortgage Association	1,094,876	—	1,094,876	—
Government National Mortgage Association	44,857	—	44,857	—
Total mortgage-backed securities available-for-sale	1,761,802	—	1,761,802	—
Total securities available-for-sale	$1,767,260	5,458	1,761,802	—
Liabilities:
Derivative financial instruments (1)	$358	—	358	—

(1) In accordance with the CME rulebook changes effective January 3, 2017, the gross amounts recognized are inclusive of accrued interest and variation margin posted by the CME.

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
There have been no changes in the methodologies used at March 31, 2017 from December 31, 2016, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.
There were no Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2017.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At March 31, 2017, the fair value model used prepayment speeds ranging from 3.74% to 23.28% and a discount rate of 14.26% for the valuation of the mortgage servicing rights. At December 31, 2016, the fair value model used prepayment speeds ranging from 3.15% to 24.18% and a discount rate of 14.27% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2017, appraisals were discounted in a range of 0%-25% for estimated costs to sell. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management's own estimates of the assumptions as a market participant would in pricing such loans.
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 there was no change to the carrying value of mortgage servicing rights and loans held for sale measured at fair value on a non-recurring basis. For the year ended December 31, 2016, there was no change to carrying value of other real estate owned measured at fair value on a non-recurring basis.

					Carrying Value at March 31, 2017
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable	Lack of marketability	1.0% - 45.0%	45.00%	$24	—	—	24
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	5.82%	215	—	—	215
					$239	—	—	239

					Carrying Value at December 31, 2016
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	3.15% - 24.18%	9.84%	$12,877	—	—	12,877
Impaired loans	Estimated cash flow	Lack of marketability and probability of default	22.0% - 29.0%	26.0%	1,403	—	—	1,403
Loans held for sale	Market comparable	Lack of marketability	2.5% - 4.5%	3.45%	313	—	—	313
					$14,593	—	—	14,593
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
The fair value of performing loans is calculated by discounting forecasted cash flows through the estimated maturity date using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. Fair value for significant non-performing loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$165,914	165,914	165,914	—	—
Securities available-for-sale	1,767,260	1,767,260	5,458	1,761,802	—
Securities held-to-maturity	1,704,406	1,736,210	—	1,658,303	77,907
Stock in FHLB	251,805	251,805	251,805	—	—
Loans held for sale	4,908	4,908	—	4,908	—
Net loans	19,261,271	18,943,156	—	—	18,943,156
Financial liabilities:
Deposits, other than time deposits	$12,552,058	12,552,058	12,552,058	—	—
Time deposits	2,823,965	2,811,589	—	2,811,589	—
Borrowed funds	5,093,790	5,093,224	—	5,093,224	—

	December 31, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$164,178	164,178	164,178	—	—
Securities available-for-sale	1,660,433	1,660,433	6,660	1,653,773	—
Securities held-to-maturity	1,755,556	1,782,801	—	1,703,559	79,242
Stock in FHLB	237,878	237,878	237,878	—	—
Loans held for sale	38,298	38,298	—	38,298	—
Net loans	18,569,855	18,391,018	—	—	18,391,018
Financial liabilities:
Deposits, other than time deposits	$12,333,273	12,333,273	12,333,273	—	—
Time deposits	2,947,560	2,938,137	—	2,938,137	—
Borrowed funds	4,546,251	4,545,745	—	4,545,745	—
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

13.    Recent Accounting Pronouncements
In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2017-07 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU No. 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2017-07 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The Company is currently evaluating the provisions of ASU No. 2017-04 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)", which amends certain paragraphs in the Accounting Standards Codification to give effect to announcements made by the SEC observer at two recent Emerging Issues Task Force meetings. SEC registrants are required to reasonably estimate the impact that adoption of the standards on revenue recognition, leases, and measurement of credit losses on financial instruments is expected to have on financial statements. If such estimate is indeterminate, registrants should consider providing additional qualitative disclosures to assess the effect on financial statements as a result of adopting of these new standards. There is no effective date or transition requirements for this standard.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this ASU provide a practical way to determine when a set of assets and activities is not a business. The screen provided in this ASU requires that when all or substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments also provide other considerations to determine whether a set is a business if the screen is not met. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the provisions of ASU No. 2017-01 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan and lease losses - will have an offsetting impact on retained earnings.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company's Consolidated Financial Statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity. Due to the Company's proportionately small portfolio of equity securities, the update is not expected to have a material impact on the Company's results of operations.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected.

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
On April 27, 2017, the Company declared a cash dividend of $0.08 per share. The $0.08 dividend per share will be paid to stockholders on May 25, 2017, with a record date of May 10, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and additional risk factors included in Part II, Item 1A of this quarterly report.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable it will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the

Company’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, lending policies and procedures and industry trends, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis. The Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For a period in which cash flows aren't reforecasted, prior period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that occurred during the current reporting period.
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
The allowance contains reserves identified as unallocated. These reserves reflect management’s attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
Our lending emphasis has been the origination of multi-family loans, commercial real estate loans, commercial and industrial loans, one- to four-family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining carrying value, we have the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage- backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at carrying value. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio.  The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
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
In connection with our annual impairment assessment we applied the guidance in FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount (Step 1 of the goodwill impairment test). The Company performed its annual impairment assessment for goodwill testing as of November 1, 2016 and concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.

Valuation of Mortgage Servicing Rights (“MSR”). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Subsequent increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.
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
Derivative Financial Instruments. As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.
Executive Summary
Since the Company’s initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits (savings, checking and money market accounts). Our transformation can be attributed to a number of factors, including organic growth, de novo branch openings, bank and branch acquisitions, as well as product expansion. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.
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
Rising short term interest rates, a flattening of the yield curve and competitive pricing in both the loan and deposit markets have contributed to a decline in our net interest margin.  Despite these headwinds, we have been able to generally offset net in terest margin compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates in the near future. If short-term interest rates increase, we may be subject to additional near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
Our results of operations are also significantly affected by general economic conditions. While the consumer continues to benefit from lower energy costs and improved housing and employment metrics, the velocity of economic growth, domestically and internationally, remains sluggish.
Total assets increased by $714.0 million, or 3.1%, to $23.89 billion at March 31, 2017 from $23.17 billion at December 31, 2016. Net loans increased $691.4 million, or 3.7%, to $19.26 billion at March 31, 2017 from $18.57 billion at December 31, 2016, and securities increased by $55.7 million, or 1.6%, to $3.47 billion at March 31, 2017 from $3.42 billion at December 31, 2016. During the three months ended March 31, 2017, we originated $498.4 million in multi-family loans, $234.7 million in commercial real estate loans, $176.0 million in commercial and industrial loans, $121.6 million in residential loans, $95.7 million in construction loans and $32.5 million in consumer and other loans. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers, however our commercial real estate concentration is above 300% and therefore subjects us to heightened regulatory expectations.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allowed us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 13.22% at March 31, 2017 from 13.48% at December 31, 2016. Since the commencement of our first stock repurchase plan in March 2015 through March 31, 2017, the Company has repurchased a total of 62.9 million shares at an average cost of $11.86 per share totaling $746.4 million. Stockholders’ equity was impacted for the three months ended March 31, 2017 by net income of $46.0 million and $10.2 million of costs related to share-based plans. These increases are partially offset by cash dividends of $0.08 per share totaling $24.8 million.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while producing financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branch expansion, opportunistic acquisitions in our market area when appropriate, enhanced product offerings and investments in our people. We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add personnel as our Company grows and our business changes. In August 2016 we entered into an informal agreement with the FDIC and NJDOBI with regard to Bank Secrecy Act and Anti-Money Laundering compliance matters. Our BSA and AML team continues to work diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company.
Comparison of Financial Condition at March 31, 2017 and December 31, 2016
Total Assets. Total assets increased by $714.0 million, or 3.1%, to $23.89 billion at March 31, 2017 from $23.17 billion at December 31, 2016. Net loans increased $691.4 million, or 3.7%, to $19.26 billion at March 31, 2017 from $18.57 billion at December 31, 2016, while securities increased by $55.7 million, or 1.6%, to $3.47 billion at March 31, 2017 from $3.42 billion at December 31, 2016.

Net Loans. Net loans increased by $691.4 million, or 3.7%, to $19.26 billion at March 31, 2017 from $18.57 billion at December 31, 2016. The detail of the loan portfolio (including PCI loans) is below:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$7,795,974	$7,459,131
Commercial real estate loans	4,637,427	4,452,300
Commercial and industrial loans	1,374,599	1,275,283
Construction loans	335,341	314,843
Total commercial loans	14,143,341	13,501,557
Residential mortgage loans	4,750,529	4,711,880
Consumer and other	611,558	597,265
Total Loans	19,505,428	18,810,702
Net unamortized premiums and deferred loan costs	(13,245)	(12,474)
Allowance for loan losses	(230,912)	(228,373)
Net loans	$19,261,271	$18,569,855

During the three months ended March 31, 2017, we originated $498.4 million in multi-family loans, $234.7 million in commercial real estate loans, $176.0 million in commercial and industrial loans, $121.6 million in residential loans, $95.7 million in construction loans and $32.5 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only residential and consumer loans at March 31, 2017 and December 31, 2016 was $105.4 million and $124.2 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of March 31, 2017, we had $542.0 million commercial real estate interest only loans in our loan portfolio, of which $409.8 million have twenty-four months or less remaining on the interest only term. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $41.2 million during the three months ended March 31, 2017.

    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	2	$0.5	2	$0.5	1	$0.2	2	$1.2	3	$2.9
Commercial real estate	24	8.2	24	9.2	29	8.9	33	11.7	35	10.3
Commercial and industrial	4	2.2	8	4.7	6	2.3	6	0.7	10	5.6
Construction	—	—	—	—	—	—	1	0.2	3	0.5
Total commercial loans	30	10.9	34	14.4	36	11.4	42	13.8	51	19.3
Residential and consumer	470	76.2	478	79.9	481	86.1	471	86.5	488	85.9
Total non-accrual loans	500	$87.1	512	$94.3	517	$97.5	513	$100.3	539	$105.2
Accruing troubled debt restructured loans	47	$12.2	42	$9.4	31	$8.8	29	$12.1	30	$10.7
Non-accrual loans to total loans		0.45%		0.50%		0.53%		0.57%		0.61%
Allowance for loan loss as a percent of non-accrual loans		265.16%		242.24%		229.31%		219.60%		205.83%
Allowance for loan loss as a percent of total loans		1.18%		1.21%		1.22%		1.25%		1.26%
Total non-accrual loans decreased to $87.1 million at March 31, 2017 compared to $94.3 million at December 31, 2016 and $105.2 million at March 31, 2016. Classified loans as a percent of total loans increased to 1.58% at March 31, 2017 from 1.00% at December 31, 2016.
We continue to diligently resolve our troubled loans, however it takes a long period of time to resolve residential credits in our lending area. At March 31, 2017, there were $33.0 million of loans deemed as TDRs, of which $27.4 million were residential and consumer loans, $3.7 million were commercial real estate loans, $1.7 million were commercial and industrial loans and $246,000 were multi-family loans. TDR loans of $12.2 million were classified as accruing and $20.8 million were classified as non-accrual at March 31, 2017.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans or relationships which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2017, the Company has deemed potential problem loans excluding PCI loans, totaling $67.2 million, which comprised of 20 commercial real estate loans totaling $47.2 million, 7 multi-family loans totaling $18.4 million and 7 commercial and industrial loans totaling $1.6 million. Included in potential problem loans is a single relationship totaling 10 loans for $48.4 million. The properties are single tenant and well-collateralized with strong loan to value ratios. Management is actively monitoring all these loans.
The ratio of non-accrual loans to total loans was 0.45% at March 31, 2017 compared to 0.50% at December 31, 2016. The allowance for loan losses as a percentage of non-accrual loans was 265.16% at March 31, 2017 compared to 242.24% at December 31, 2016. At March 31, 2017, our allowance for loan losses as a percentage of total loans was 1.18% compared to 1.21% at December 31, 2016.
At March 31, 2017, loans meeting the Company’s definition of an impaired loan totaled $37.2 million, of which $14.9 million of impaired loans had a specific allowance for credit losses of $1.7 million and $22.3 million of impaired loans had no specific allowance for credit losses. At December 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $34.4 million, of which $13.8 million had a related allowance for credit losses of $1.6 million and $20.6 million had no related allowance for credit losses.
The allowance for loan losses increased by $2.5 million to $230.9 million at March 31, 2017 from $228.4 million at December 31, 2016. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans, offset by the improvement in the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at March 31, 2017 and December 31, 2016 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2017		December 31, 2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$90,083	40.0%	$95,561	39.6%
Commercial real estate loans	61,252	23.8%	52,796	23.7%
Commercial and industrial loans	43,755	7.0%	43,492	6.8%
Construction loans	10,694	1.7%	11,653	1.7%
Residential mortgage loans	18,975	24.4%	19,831	25.0%
Consumer and other loans	2,770	3.1%	2,850	3.2%
Unallocated	3,383	—	2,190	—
Total allowance	$230,912	100.00%	$228,373	100.0%
Securities. Securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, the Company may invest in equity securities subject to certain limitations. Purchase decisions are based upon a thorough analysis of each security to determine it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Securities are classified as held-to-maturity or available-for-sale when purchased.

At March 31, 2017, our securities portfolio represented 14.5% of our total assets. Securities, in the aggregate, increased by $55.7 million, or 1.6%, to $3.47 billion at March 31, 2017 from $3.42 billion at December 31, 2016. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $13.9 million, or 5.9%, to $251.8 million at March 31, 2017 from $237.9 million at December 31, 2016. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $153.1 million at March 31, 2017 and $161.9 million at December 31, 2016. Other assets were $9.5 million at March 31, 2017 and $14.5 million at December 31, 2016.
Deposits.  At March 31, 2017, deposits totaled $15.38 billion, representing 74.2% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.

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
Deposits increased by $95.2 million, or 0.6%, from $15.28 billion at December 31, 2016 to $15.38 billion at March 31, 2017. Checking accounts increased $100.0 million to $6.19 billion at March 31, 2017 from $6.09 billion at December 31, 2016. Core deposits represented approximately 82% of our total deposit portfolio at March 31, 2017, a slight increase compared to 81% of our total deposit portfolio at December 31, 2016.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	March 31, 2017		December 31, 2016
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,234,674	14.5%	$2,173,493	14.2%
Interest-bearing:
Checking accounts	3,954,999	25.7%	3,916,208	25.6%
Money market deposits	4,224,490	27.5%	4,150,583	27.2%
Savings	2,137,895	13.9%	2,092,989	13.7%
Certificates of deposit	2,823,965	18.4%	2,947,560	19.3%
Total Deposits	$15,376,023	100.0%	$15,280,833	100.0%
Borrowed Funds.  We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. Borrowed funds increased by $547.5 million, or 12.0%, to $5.09 billion at March 31, 2017 from $4.55 billion at December 31, 2016 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders' equity increased by $35.2 million to $3.16 billion at March 31, 2017 from $3.12 billion at December 31, 2016. The increase is primarily attributed to net income of $46.0 million and $10.2 million of costs related to share-based plans for the three months ended March 31, 2017. These increases are partially offset by cash dividends of $0.08 per share totaling $24.8 million during the three months ended March 31, 2017.
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

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$144,142	$107	0.30%	$157,877	$104	0.26%
Securities available-for-sale	1,721,518	8,296	1.93%	1,291,137	6,080	1.88%
Securities held-to-maturity	1,724,751	12,537	2.91%	1,877,548	11,031	2.35%
Net loans	18,825,615	185,961	3.95%	16,769,132	172,832	4.12%
Stock in FHLB	241,156	3,193	5.30%	180,725	2,060	4.56%
Total interest-earning assets	22,657,182	210,094	3.71%	20,276,419	192,107	3.79%
Non-interest-earning assets	755,164			776,029
Total assets	$23,412,346			$21,052,448
Interest-bearing liabilities:
Savings deposits	$2,106,087	$1,834	0.35%	$2,119,189	$1,594	0.30%
Interest-bearing checking	4,104,085	6,483	0.63%	3,000,051	3,135	0.42%
Money market accounts	4,179,321	7,190	0.69%	3,826,756	6,234	0.65%
Certificates of deposit	2,885,079	6,677	0.93%	3,393,174	9,762	1.15%
Total interest-bearing deposits	13,274,572	22,184	0.67%	12,339,170	20,725	0.67%
Borrowed funds	4,619,618	20,791	1.80%	3,314,563	16,819	2.03%
Total interest-bearing liabilities	17,894,190	42,975	0.96%	15,653,733	37,544	0.96%
Non-interest-bearing liabilities	2,365,481			2,125,420
Total liabilities	20,259,671			17,779,153
Stockholders’ equity	3,152,675			3,273,295
Total liabilities and stockholders’ equity	$23,412,346			$21,052,448
Net interest income		$167,119			$154,563
Net interest rate spread(1)			2.75%			2.83%
Net interest-earning assets(2)	$4,762,992			$4,622,686
Net interest margin(3)			2.95%			3.05%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27			1.30

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016
Net Income. Net income for the three months ended March 31, 2017 was $46.0 million compared to net income of $44.7 million for the three months ended March 31, 2016.
Net Interest Income. Net interest income increased by $12.5 million, or 8.1% to $167.1 million for the three months ended March 31, 2017 from $154.6 million for the three months ended March 31, 2016. The net interest margin decreased 10 basis points to 2.95% for the three months ended March 31, 2017 from 3.05% for the three months ended March 31, 2016.
Total interest and dividend income increased by $18.0 million, or 9.4%, to $210.1 million for the three months ended March 31, 2017. Interest income on loans increased by $13.1 million, or 7.6%, to $186.0 million for the three months ended March 31, 2017 as a result of a $2.06 billion increase in the average balance of net loans to $18.83 billion, primarily attributable to growth in the commercial loan portfolio. This increase was offset by a decrease of 17 basis points in the weighted average yield on net loans to 3.95%. Prepayment penalties, which are included in interest income, totaled $3.2 million for the three months ended March 31, 2017 compared to $4.7 million for the three months ended March 31, 2016. Interest income on all other interest-earning assets, excluding loans, increased by $4.9 million, or 25.2% year over year, to $24.1 million for the three months ended March 31, 2017 which is attributable to a $324.3 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.83 billion for the three months ended March 31, 2017. The weighted average yield on interest-earning assets, excluding loans, increased 32 basis points to 2.52%.
Total interest expense increased by $5.4 million, or 14.5% year over year, to $43.0 million for the three months ended March 31, 2017. Interest expense on interest-bearing deposits increased $1.5 million, or 7.0% year over year, to $22.2 million for the three months ended March 31, 2017. The average balance of total interest-bearing deposits increased $935.4 million, or 7.6% year over year, to $13.27 billion for the three months ended March 31, 2017. In addition, the weighted average cost of interest-bearing deposits remained the same at 0.67% for the three months ended March 31, 2017. Interest expense on borrowed funds increased by $4.0 million, or 23.6% year over year to $20.8 million for the three months ended March 31, 2017. The average balance of borrowed funds increased $1.31 billion, or 39.4%, to $4.62 billion for the three months ended March 31, 2017. This increase was offset by a decrease of 23 basis points in the weighted average cost of borrowings to 1.80% for the three months ended March 31, 2017.
Provision for Loan Losses. Our provision for loan losses was $4.0 million for the three months ended March 31, 2017 and $5.0 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net charge-offs were $1.5 million compared to $6.9 million for the three months ended March 31, 2016.
Our provision for the three months ended March 31, 2017 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; offset by the improvement in the level of non-accrual loans and charge-offs.
Non-Interest Income. Total non-interest income increased $1.0 million, or 11.4% year over year, to $9.7 million for the three months ended March 31, 2017. Fees and service charges, gain on loans and gain on sales of other real estate increased $748,000, $555,000 and $407,000, respectively, for the three months ended March 31, 2017. These increases were partially offset by a decrease to income on bank owned life insurance of $535,000.
Non-Interest Expenses. Compared to the first quarter of 2016, total non-interest expenses increased $12.4 million, or 14.2% year over year. Compensation and fringe benefits increased $5.5 million as a result of additions to our staff to support continued growth and continued build out of our risk management and operating infrastructure, as well as normal merit increases. In addition, professional fees increased $3.4 million as we continue to enhance risk management and operational infrastructure. Federal insurance premiums and office occupancy and equipment expense increased $1.3 million and $1.0 million, respectively, for the three months ended March 31, 2017.
Income Taxes. Income tax expense for the first quarter of 2017 was $27.2 million compared to $26.5 million for the first quarter 2016.
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
At March 31, 2017, the Company had overnight borrowings outstanding of $808.0 million as compared to $735.0 million at December 31, 2016. The Company borrows directly from the FHLB and various financial institutions. As of March 31, 2017, $568.0 million of borrowings were with the FHLB and $240.0 million was with other correspondent banks. The Company had total borrowings of $5.09 billion at March 31, 2017, an increase of $547.5 million from $4.55 billion at December 31, 2016.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2017, outstanding commitments to originate loans totaled $571.5 million; outstanding unused lines of credit totaled $1.14 billion; standby letters of credit totaled $25.1 million and outstanding commitments to sell loans totaled $15.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.00 billion at March 31, 2017. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017. The Conservation Buffer will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of March 31, 2017 the Company and the Bank met the currently applicable Conservation Buffer of 1.25%.

As of March 31, 2017, the Bank and the Company exceeded all regulatory capital requirements as follows:

	March 31, 2017
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,787,922	11.94%	$933,626	4.000%	$1,167,032	5.00%
Common equity tier 1 risk-based	2,787,922	14.54%	1,102,188	5.750%	1,245,951	6.50%
Tier 1 Risk Based Capital	2,787,922	14.54%	1,389,715	7.250%	1,533,478	8.00%
Total Risk-Based Capital	3,019,951	15.75%	1,773,084	9.250%	1,916,848	10.00%

Company:
Tier 1 Leverage Ratio	$3,096,973	13.26%	$933,987	4.000%	n/a	n/a
Common equity tier 1 risk-based	3,096,973	16.15%	1,102,776	5.750%	n/a	n/a
Tier 1 Risk Based Capital	3,096,973	16.15%	1,390,457	7.250%	n/a	n/a
Total Risk-Based Capital	3,329,002	17.36%	1,774,031	9.250%	n/a	n/a
(1) Prompt corrective action provisions do not apply to the bank holding company.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the ordinary course of its operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2017:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$5,093,790	1,131,440	862,022	944,512	2,155,816
Commitments to originate and purchase loans	$571,508	571,508	—	—	—
Commitments to sell loans	$15,000	15,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $28.4 million of the borrowings are callable at the option of the lender. Additionally, at March 31, 2017, the Company’s commitments to fund unused lines of credit totaled $1.14 billion. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of March 31, 2017 have not changed significantly from December 31, 2016.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three months ended March 31, 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. These derivatives had an aggregate notional amount of $600.0 million as of March 31, 2017. The fair value of the derivative as of March 31, 2017 was a liability of $358,000. In accordance with the Chicago Mercantile Exchange ("CME") rulebook changes effective January 3, 2017, the fair value is inclusive of accrued interest and variation margin posted by the CME.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2016 Annual Report on Form 10-K.

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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At March 31, 2017, 24% of our total loan portfolio was comprised of residential mortgages, of which approximately 35% was in variable rate products, while 65% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in relatively low risk securities, which generally have shorter average lives and lower yields compared to longer term securities.
We use an internally managed and implemented industry standard asset/liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.
Our net interest income sensitivity analysis determines the relative balance between the repricing of assets and liabilities over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates, reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response of cash flows to market interest rate changes. The economic value of equity ("EVE") analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediately changed interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates, reinvestment rates and deposit decay rates.
Quantitative Analysis. The table below sets forth, as of March 31, 2017, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management's expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,660,608	(471,344)	(11.4)%	$616,575	(44,127)	(6.7)%
0bp	$4,131,952	—	—	$660,702	—	—
-100bp	$4,070,934	(61,018)	(1.5)%	$673,772	13,070	1.98%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2017, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 11.4% decrease in EVE and a $44.1 million, or 6.7%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 1.5% decrease in EVE and a $13.1 million, or 1.98%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the "Risk Factors" disclosed in the Company's December 31, 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2017 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1) (2)
January 1, 2017 through January 31, 2017	3,193	$14.10	$45,021	21,255,978
February 1, 2017 through February 28, 2017	1,077	14.92	16,069	21,254,901
March 1, 2017 through March 31, 2017	—	—	—	21,254,901
Total	4,270	$14.31	$61,090	21,254,901
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 21,254,901 shares yet to be repurchased as of March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

10.1	First Amendment to the Investors Bancorp, Inc. 2015 Equity Incentive Plan

10.2	Agreement between Investors Bancorp, Inc. and Blue Harbour Group, L.P.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

INVESTORS BANCORP, INC.

Date: May 10, 2017	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)