Form 10-Q
period 2017-06-30
Investors Bancorp, Inc.
filed 2017-08-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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

As of August 4, 2017, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 307,412,342 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I    Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Cash and cash equivalents	$213,907	164,178
Securities available-for-sale, at estimated fair value	1,852,394	1,660,433
Securities held-to-maturity, net (estimated fair value of $1,680,533 and $1,782,801 at June 30, 2017 and December 31, 2016, respectively)	1,647,196	1,755,556
Loans receivable, net	19,621,206	18,569,855
Loans held-for-sale	7,034	38,298
Federal Home Loan Bank stock	245,394	237,878
Accrued interest receivable	69,577	65,969
Other real estate owned	4,957	4,492
Office properties and equipment, net	178,071	177,417
Net deferred tax asset	217,398	222,277
Bank owned life insurance	153,784	161,940
Goodwill and intangible assets	100,648	101,839
Other assets	4,530	14,543
Total assets	$24,316,096	23,174,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$16,042,045	15,280,833
Borrowed funds	4,882,330	4,546,251
Advance payments by borrowers for taxes and insurance	113,993	105,851
Other liabilities	122,809	118,495
Total liabilities	21,161,177	20,051,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at June 30, 2017 and December 31, 2016; 308,391,300 and 309,449,388 outstanding at June 30, 2017 and December 31, 2016, respectively	3,591	3,591
Additional paid-in capital	2,770,881	2,765,732
Retained earnings	1,090,467	1,053,750
Treasury stock, at cost; 50,679,552 and 49,621,464 shares at June 30, 2017 and December 31, 2016, respectively	(602,846)	(587,974)
Unallocated common stock held by the employee stock ownership plan	(85,756)	(87,254)
Accumulated other comprehensive loss	(21,418)	(24,600)
Total stockholders’ equity	3,154,919	3,123,245
Total liabilities and stockholders’ equity	$24,316,096	23,174,675
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$192,891	175,922	378,852	348,755
Securities:
Equity	30	47	78	98
Government-sponsored enterprise obligations	28	9	36	19
Mortgage-backed securities	17,274	14,830	33,983	29,928
Municipal bonds and other debt	2,136	2,057	6,204	4,009
Interest-bearing deposits	177	74	284	177
Federal Home Loan Bank stock	2,972	2,021	6,165	4,081
Total interest and dividend income	215,508	194,960	425,602	387,067
Interest expense:
Deposits	25,336	20,588	47,520	41,313
Borrowed Funds	23,116	17,067	43,907	33,886
Total interest expense	48,452	37,655	91,427	75,199
Net interest income	167,056	157,305	334,175	311,868
Provision for loan losses	6,000	5,000	10,000	10,000
Net interest income after provision for loan losses	161,056	152,305	324,175	301,868
Non-interest income
Fees and service charges	4,962	4,637	9,890	8,817
Income on bank owned life insurance	1,166	1,001	1,891	2,261
Gain on loans, net	1,206	1,677	2,198	2,115
Gain on securities transactions, net	48	1,640	1,275	3,028
Gain (loss) on sale of other real estate owned, net	251	131	425	(102)
Other income	1,687	2,383	3,344	4,058
Total non-interest income	9,320	11,469	19,023	20,177
Non-interest expense
Compensation and fringe benefits	53,881	53,607	111,155	105,424
Advertising and promotional expense	4,516	2,451	6,601	4,145
Office occupancy and equipment expense	14,333	13,703	29,180	27,513
Federal deposit insurance premiums	3,900	2,800	7,610	5,200
General and administrative	842	949	1,576	1,766
Professional fees	14,580	4,807	22,001	8,820
Data processing and communication	5,914	4,962	11,774	10,523
Other operating expenses	8,302	7,730	15,929	14,764
Total non-interest expenses	106,268	91,009	205,826	178,155
Income before income tax expense	64,108	72,765	137,372	143,890
Income tax expense	24,475	27,625	51,719	54,080
Net income	$39,633	45,140	85,653	89,810
Basic earnings per share	$0.14	0.15	0.29	0.30
Diluted earnings per share	$0.14	0.15	0.29	0.29
Weighted average shares outstanding
Basic	291,127,119	298,417,609	291,156,097	303,816,849
Diluted	293,130,285	301,952,396	293,264,007	307,512,521
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$39,633	45,140	85,653	89,810
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	84	318	167	635
Unrealized gain on securities available-for-sale	2,001	3,620	4,680	13,621
Accretion of loss on securities reclassified to held to maturity	192	284	400	567
Reclassification adjustment for security gains included in net income	(29)	(482)	(765)	(1,315)
Other-than-temporary impairment accretion on debt securities	185	190	584	383
Net losses on derivatives arising during the period	(3,104)	—	(1,884)	—
Total other comprehensive (loss) income	(671)	3,930	3,182	13,891
Total comprehensive income	$38,962	49,070	88,835	103,701

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Cumulative effect of adopting ASU No. 2016-09	—	(8,051)	8,051	—	—	—	—
Net income	—	—	89,810	—	—	—	89,810
Other comprehensive income, net of tax	—	—	—	—	—	13,891	13,891
Purchase of treasury stock (22,823,110 shares)	—	—	—	(263,784)	—	—	(263,784)
Treasury stock allocated to restricted stock plan (221,890 shares)	—	(2,576)	(80)	2,656	—	—	—
Compensation cost for stock options and restricted stock	—	9,695	—	—	—	—	9,695
Option exercise	—	(6,912)	—	14,149	—	—	7,237
Restricted stock forfeitures (1,500 shares)	—	19	(3)	(16)	—	—	—
Cash dividend paid ($0.12 per common share)	—	—	(38,980)	—	—	—	(38,980)
ESOP shares allocated or committed to be released	—	1,238	—	—	1,498	—	2,736
Balance at June 30, 2016	$3,591	2,778,916	994,838	(542,407)	(88,752)	(13,934)	3,132,252

Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	85,653	—	—	—	85,653
Other comprehensive income, net of tax	—	—	—	—	—	3,182	3,182
Purchase of treasury stock (1,853,093 shares)	—	—	—	(24,631)	—	—	(24,631)
Treasury stock allocated to restricted stock plan (430,000 shares)	—	(6,186)	1,008	5,178	—	—	—
Compensation cost for stock options and restricted stock	—	10,027	—	—	—	—	10,027
Option exercise	—	(3,306)	—	7,066	—	—	3,760
Restricted stock forfeitures (223,305 shares)	—	2,789	(304)	(2,485)	—	—	—
Cash dividend paid ($0.16 per common share)	—	—	(49,640)	—	—	—	(49,640)
ESOP shares allocated or committed to be released	—	1,825	—	—	1,498	—	3,323
Balance at June 30, 2017	$3,591	2,770,881	1,090,467	(602,846)	(85,756)	(21,418)	3,154,919

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$85,653	89,810
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	13,350	12,430
Amortization of premiums and accretion of discounts on securities, net	8,631	6,635
Amortization of premiums and accretion of fees and costs on loans, net	(2,600)	(1,489)
Amortization of other intangible assets	1,246	1,487
Provision for loan losses	10,000	10,000
Depreciation and amortization of office properties and equipment	8,283	7,657
Gain on securities, net	(1,275)	(3,028)
Mortgage loans originated for sale	(83,392)	(87,459)
Proceeds from mortgage loan sales	116,328	86,551
Gain on sales of mortgage loans, net	(1,673)	(1,631)
(Gain) loss on sale of other real estate owned	(425)	102
Income on bank owned life insurance	(1,891)	(2,261)
Increase in accrued interest receivable	(3,608)	(5,928)
Deferred tax expense	3,125	8,270
Decrease in other assets	10,261	1,624
Increase in other liabilities	1,136	8,246
Total adjustments	77,496	41,206
Net cash provided by operating activities	163,149	131,016
Cash flows from investing activities:
Purchases of loans receivable	(186,988)	(35,434)
Net originations of loans receivable	(874,281)	(730,751)
Proceeds from disposition of loans held for investment	525	7,560
Gain on disposition of loans held for investment	(525)	(484)
Net proceeds from sale of foreclosed real estate	2,450	3,214
Proceeds from principal repayments/calls/maturities of securities available for sale	161,490	134,601
Proceeds from sales of securities available for sale	102,120	57,757
Proceeds from principal repayments/calls/maturities of securities held to maturity	166,581	166,981
Proceeds from sales of securities held to maturity	—	14,348
Purchases of securities available for sale	(452,750)	(250,389)
Purchases of securities held to maturity	(60,558)	(165,012)
Proceeds from redemptions of Federal Home Loan Bank stock	137,918	79,287
Purchases of Federal Home Loan Bank stock	(145,434)	(109,674)
Purchases of office properties and equipment	(8,937)	(11,144)
Death benefit proceeds from bank owned life insurance	10,047	472
Net cash used in investing activities	(1,148,342)	(838,668)
Cash flows from financing activities:
Net increase in deposits	761,212	362,201

Net increase in other borrowings	336,079	631,081
Net increase in advance payments by borrowers for taxes and insurance	8,142	9,456
Dividends paid	(49,640)	(38,980)
Exercise of stock options	3,760	7,096
Purchase of treasury stock	(24,631)	(263,784)
Net cash provided by financing activities	1,034,922	707,070
Net increase (decrease) in cash and cash equivalents	49,729	(582)
Cash and cash equivalents at beginning of period	164,178	148,904
Cash and cash equivalents at end of period	$213,907	148,322
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$2,518	860
Cash paid during the year for:
Interest	89,125	75,440
Income taxes	39,723	36,057
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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
During the six months ended June 30, 2017, the Company purchased (including withholding of shares for payment of taxes with respect to vesting of equity transactions) 1,853,093 shares at a cost of $24.6 million, or approximately $13.29 per share.

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2017	2016
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$39,633	$45,140

Shares
Weighted-average common shares outstanding - basic	291,127,119	298,417,609
Effect of dilutive common stock equivalents (1)	2,003,166	3,534,787
Weighted-average common shares outstanding - diluted	293,130,285	301,952,396

Earnings per common share
Basic	$0.14	$0.15
Diluted	$0.14	$0.15
(1) For the three months ended June 30, 2017 and 2016, there were 11,245,406 and 11,585,684 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$85,653	$89,810

Shares
Weighted-average common shares outstanding - basic	291,156,097	303,816,849
Effect of dilutive common stock equivalents (1)	2,107,910	3,695,672
Weighted-average common shares outstanding - diluted	293,264,007	307,512,521

Earnings per common share
Basic	$0.29	$0.30
Diluted	$0.29	$0.29
(1) For the six months ended June 30, 2017 and 2016, there were 10,753,977 and 11,717,574 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.     Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At June 30, 2017
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$4,869	743	82	5,530
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	622,800	1,663	4,707	619,756
Federal National Mortgage Association	1,194,168	2,176	11,729	1,184,615
Government National Mortgage Association	43,469	—	976	42,493
Total mortgage-backed securities available-for-sale	1,860,437	3,839	17,412	1,846,864
Total available-for-sale securities	$1,865,306	4,582	17,494	1,852,394

	At June 30, 2017
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$18,320	—	18,320	4	306	18,018
Municipal bonds	18,927	—	18,927	1,466	—	20,393
Corporate and other debt securities	66,444	20,771	45,673	36,791	—	82,464
Total debt securities held-to-maturity	103,691	20,771	82,920	38,261	306	120,875
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	400,704	1,240	399,464	1,382	2,033	398,813
Federal National Mortgage Association	1,151,764	1,445	1,150,319	5,083	9,083	1,146,319
Government National Mortgage Association	14,493	—	14,493	33	—	14,526
Total mortgage-backed securities held-to-maturity	1,566,961	2,685	1,564,276	6,498	11,116	1,559,658
Total held-to-maturity securities	$1,670,652	23,456	1,647,196	44,759	11,422	1,680,533

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
At June 30, 2017, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At June 30, 2017, the TruPS had an amortized cost and estimated fair value of $40.7 million and $77.4 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at June 30, 2017 had an amortized cost and estimated fair value of $38.7 million and $71.1 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $749.0 million and an estimated fair value of $743.0 million are pledged to secure borrowings. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at June 30, 2017, by contractual maturity, are shown below.

	June 30, 2017
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$16,380	16,384
Due after one year through five years	75	75
Due after five years through ten years	21,237	21,012
Due after ten years	45,228	83,404
Total	$82,920	120,875

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,767	82	—	—	4,767	82
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	355,322	4,707	—	—	355,322	4,707
Federal National Mortgage Association	709,679	11,219	25,405	510	735,084	11,729
Government National Mortgage Association	42,493	976	—	—	42,493	976
Total mortgage-backed securities available-for-sale	1,107,494	16,902	25,405	510	1,132,899	17,412
Total available-for-sale securities	1,112,261	16,984	25,405	510	1,137,666	17,494
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,931	306	—	—	15,931	306
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	241,795	1,935	3,043	98	244,838	2,033
Federal National Mortgage Association	622,195	9,011	11,320	72	633,515	9,083
Total mortgage-backed securities held-to-maturity	863,990	10,946	14,363	170	878,353	11,116
Total held-to-maturity securities	879,921	11,252	14,363	170	894,284	11,422
Total	$1,992,182	28,236	39,768	680	2,031,950	28,916

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,722	83	—	—	4,722	83
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	406,878	7,220	12,756	86	419,634	7,306
Federal National Mortgage Association	762,272	15,977	25,089	497	787,361	16,474
Government National Mortgage Association	46,747	791	—	—	46,747	791
Total mortgage-backed securities available-for-sale	1,215,897	23,988	37,845	583	1,253,742	24,571
Total available-for-sale securities	1,220,619	24,071	37,845	583	1,258,464	24,654
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	339,666	3,354	3,623	148	343,289	3,502
Federal National Mortgage Association	970,194	15,389	—	—	970,194	15,389
Total held-to-maturity securities	1,309,860	18,743	3,623	148	1,313,483	18,891
Total	$2,530,479	42,814	41,468	731	2,571,947	43,545
At June 30, 2017, gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates. The remainder of gross unrealized losses at June 30, 2017 relate to equity securities.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our TruPS. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At June 30, 2017 and 2016, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the periods ended June 30, 2017 and 2016. At June 30, 2017, non-credit related OTTI recorded on the previously impaired TruPS was $20.8 million ($12.3 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance of credit related OTTI, beginning of period	$88,997	99,088	95,743	100,200
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(1,076)	(1,111)	(4,011)	(2,223)
Reductions for securities sold or paid off during the period	—	—	(3,811)	—
Balance of credit related OTTI, end of period	$87,921	97,977	87,921	97,977

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the period presented. If OTTI is recognized in earnings for credit impaired debt securities, they would be presented as additions based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended June 30, 2017, the Company received sale proceeds of $54.8 million on pools of mortgage-backed securities from the available-for-sale portfolio resulting in a gross realized gain of $48,000. For the six months ended June 30, 2017, the Company received sale proceeds of $102.1 million on pools of mortgage-backed securities from the available-for-sale portfolio resulting in a gross realized gain of $1.3 million.
There were no proceeds from sales in the held-to-maturity portfolio for the three and six months ended June 30, 2017; however, the Company received proceeds of $3.1 million from the liquidation of a TruP security. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income.
For the three and six months ended June 30, 2016, the Company received proceeds of $24.7 million and $57.8 million, respectively, on pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $804,000 and $2.2 million, respectively. For the three and six months ended June 30, 2016, the Company received sale proceeds of $14.3 million on a pool of mortgage-backed securities from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when, in management’s assessment, market pricing presents an economic benefit that outweighs holding such securities, and when securities with smaller balances become cost prohibitive to carry.

5.    Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Multi-family loans	$7,926,924	7,459,131
Commercial real estate loans	4,714,352	4,445,194
Commercial and industrial loans	1,467,561	1,275,283
Construction loans	360,377	314,843
Total commercial loans	14,469,214	13,494,451
Residential mortgage loans	4,756,181	4,710,373
Consumer and other loans	629,137	596,922
Total loans excluding PCI loans	19,854,532	18,801,746
PCI loans	8,624	8,956
Net unamortized premiums and deferred loan costs (1)	(11,922)	(12,474)
Allowance for loan losses	(230,028)	(228,373)
Net loans	$19,621,206	18,569,855
(1) Included in unamortized premiums and deferred loan costs are accretable purchase accounting adjustments in connection with loans acquired.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of the period	$230,912	216,613	228,373	218,505
Loans charged off	(8,492)	(2,431)	(11,497)	(10,408)
Recoveries	1,608	1,134	3,152	2,219
Net charge-offs	(6,884)	(1,297)	(8,345)	(8,189)
Provision for loan losses	6,000	5,000	10,000	10,000
Balance at end of the period	$230,028	220,316	230,028	220,316
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in its calculation of the allowance for loan losses. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the six months ended June 30, 2017, the Company recorded charge-offs of $87,000 related to PCI loans acquired.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the Company’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(5)	(5,439)	(3,211)	(100)	(2,598)	(144)	—	(11,497)
Recoveries	673	155	149	—	2,129	46	—	3,152
Provision	(7,917)	12,744	9,247	(2,863)	(768)	(47)	(396)	10,000
Ending balance-June 30, 2017	$88,312	60,256	49,677	8,690	18,594	2,705	1,794	230,028

Individually evaluated for impairment	$—	—	—	—	1,594	62	—	1,656
Collectively evaluated for impairment	88,312	60,256	49,677	8,690	17,000	2,643	1,794	228,372
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at June 30, 2017	$88,312	60,256	49,677	8,690	18,594	2,705	1,794	230,028

Loans:
Individually evaluated for impairment	$19,006	74,440	1,628	—	26,320	845	—	122,239
Collectively evaluated for impairment	7,907,918	4,639,912	1,465,933	360,377	4,729,861	628,292	—	19,732,293
Loans acquired with deteriorated credit quality	—	6,933	—	—	1,424	267	—	8,624
Balance at June 30, 2017	$7,926,924	4,721,285	1,467,561	360,377	4,757,605	629,404	—	19,863,156

	December 31, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(161)	(455)	(4,485)	(52)	(9,425)	(419)	—	(14,997)
Recoveries	1,885	689	541	267	1,631	102	—	5,115
Provision	5,614	5,563	6,851	4,644	(3,818)	12	884	19,750
Ending balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Individually evaluated for impairment	$—	—	—	—	1,581	20	—	1,601
Collectively evaluated for impairment	95,561	52,796	43,492	11,653	18,250	2,830	2,190	226,772
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Loans:
Individually evaluated for impairment	$248	5,962	3,370	—	24,453	371	—	34,404
Collectively evaluated for impairment	7,458,883	4,439,232	1,271,913	314,843	4,685,920	596,551	—	18,767,342
Loans acquired with deteriorated credit quality	—	7,106	—	—	1,507	343	—	8,956
Balance at December 31, 2016	$7,459,131	4,452,300	1,275,283	314,843	4,711,880	597,265	—	18,810,702
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
The following tables present the risk category of loans as of June 30, 2017 and December 31, 2016 by class of loans, excluding PCI loans:

	June 30, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$7,188,251	465,784	162,024	110,865	—	—	7,926,924
Commercial real estate	3,885,363	487,479	131,786	209,724	—	—	4,714,352
Commercial and industrial	1,017,289	388,680	56,221	5,371	—	—	1,467,561
Construction	256,601	103,776	—	—	—	—	360,377
Total commercial loans	12,347,504	1,445,719	350,031	325,960	—	—	14,469,214
Residential mortgage	4,657,289	12,295	5,144	81,453	—	—	4,756,181
Consumer and other	618,793	2,314	771	7,259	—	—	629,137
Total	$17,623,586	1,460,328	355,946	414,672	—	—	19,854,532

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,961,809	276,858	165,948	54,516	—	—	7,459,131
Commercial real estate	3,900,988	373,319	134,154	36,733	—	—	4,445,194
Commercial and industrial	900,190	344,628	23,588	6,877	—	—	1,275,283
Construction	230,630	76,773	3,200	4,240	—	—	314,843
Total commercial loans	11,993,617	1,071,578	326,890	102,366	—	—	13,494,451
Residential mortgage	4,600,611	21,873	10,239	77,650	—	—	4,710,373
Consumer and other	583,140	5,627	719	7,436	—	—	596,922
Total	$17,177,368	1,099,078	337,848	187,452	—	—	18,801,746

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans, excluding PCI loans:

	June 30, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$15,134	—	222	15,356	7,911,568	7,926,924
Commercial real estate	16,466	18,034	31,618	66,118	4,648,234	4,714,352
Commercial and industrial	631	273	490	1,394	1,466,167	1,467,561
Construction	—	—	—	—	360,377	360,377
Total commercial loans	32,231	18,307	32,330	82,868	14,386,346	14,469,214
Residential mortgage	13,792	5,277	60,150	79,219	4,676,962	4,756,181
Consumer and other	2,403	771	6,417	9,591	619,546	629,137
Total	$48,426	24,355	98,897	171,678	19,682,854	19,854,532

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$5,272	1,099	234	6,605	7,452,526	7,459,131
Commercial real estate	6,568	31,964	6,445	44,977	4,400,217	4,445,194
Commercial and industrial	864	885	2,971	4,720	1,270,563	1,275,283
Construction	—	—	—	—	314,843	314,843
Total commercial loans	12,704	33,948	9,650	56,302	13,438,149	13,494,451
Residential mortgage	24,052	10,930	58,119	93,101	4,617,272	4,710,373
Consumer and other	5,627	719	7,065	13,411	583,511	596,922
Total	$42,383	45,597	74,834	162,814	18,638,932	18,801,746
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	June 30, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	6	$18,985	2	$482
Commercial real estate	36	75,594	24	9,205
Commercial and industrial	5	1,835	8	4,659
Total commercial loans	47	96,414	34	14,346
Residential mortgage and consumer	447	80,973	478	79,928
Total non-accrual loans	494	$177,387	512	$94,274

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2017 and December 31, 2016, these loans are comprised of the following:

	June 30, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	—	$—	1	$248
Commercial real estate	1	503	1	63
Commercial and industrial	—	—	1	286
Total commercial loans	1	503	3	597
Residential mortgage and consumer	34	6,325	23	5,721
Total current TDR classified as non-accrual	35	$6,828	26	$6,318
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	June 30, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	3	$15,331	2	$169
Residential mortgage and consumer	9	1,715	14	2,869
Total TDR 30-89 days delinquent classified as non-accrual	12	$17,046	16	$3,038
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of June 30, 2017, PCI loans with a carrying value of $8.6 million included $7.5 million of which were current, none of which were 30-89 days delinquent and $1.1 million of which were 90 days or more delinquent. As of December 31, 2016, PCI loans with a carrying value of $9.0 million included $7.7 million of which were current, none of which were 30-89 days delinquent and $1.3 million of which were 90 days or more delinquent.
At June 30, 2017 and December 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $122.2 million and $34.4 million, respectively, with allocations of the allowance for loan losses of $1.7 million and $1.6 million for the periods ending June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017 and 2016, interest income received and recognized on these loans totaled $600,000 and $895,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$19,006	19,023	—	19,240	32
Commercial real estate	74,440	82,678	—	75,473	86
Commercial and industrial	1,628	2,206	—	1,633	28
Construction	—	—	—	—	—
Total commercial loans	95,074	103,907	—	96,346	146
Residential mortgage and consumer	11,737	15,468	—	11,212	267
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,428	16,174	1,656	13,697	187
Total:
Multi-family	19,006	19,023	—	19,240	32
Commercial real estate	74,440	82,678	—	75,473	86
Commercial and industrial	1,628	2,206	—	1,633	28
Construction	—	—	—	—	—
Total commercial loans	95,074	103,907	—	96,346	146
Residential mortgage and consumer	27,165	31,642	1,656	24,909	454
Total impaired loans	$122,239	135,549	1,656	121,255	600

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	11,030	14,565	—	9,899	483
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,794	14,382	1,601	13,689	479
Total:
Multi-family	248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	24,824	28,947	1,601	23,588	962
Total impaired loans	$34,404	42,432	1,601	33,583	1,452
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

The following tables present the total TDR loans at June 30, 2017 and December 31, 2016. There were three residential PCI loans that were classified as TDRs for the periods ended June 30, 2017 and December 31, 2016.

	June 30, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	1	$243	—	$—	1	$243
Commercial real estate	—	—	7	18,910	7	18,910
Commercial and industrial	—	—	2	1,628	2	1,628
Total commercial loans	1	243	9	20,538	10	20,781
Residential mortgage and consumer	44	11,444	71	15,721	115	27,165
Total	45	$11,687	80	$36,259	125	$47,946

	December 31, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$248	1	$248
Commercial real estate	2	352	4	3,240	6	3,592
Commercial and industrial	—	—	2	1,688	2	1,688
Total commercial loans	2	352	7	5,176	9	5,528
Residential mortgage and consumer	40	9,093	61	15,731	101	24,824
Total	42	$9,445	68	$20,907	110	$30,352

The following tables present information about TDRs that occurred during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	2	$20,059	$15,621	1	$128	$128
Residential mortgage and consumer	4	372	372	7	635	635

	Six Months Ended June 30,
	2017			2016
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	3	$20,225	$15,787	3	$570	$570
Residential mortgage and consumer	17	3,251	3,251	14	1,593	1,593
Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were charge-offs of $4.4 million for collateral dependent TDRs during the six months ended June 30, 2017. There were no charge-offs for collateral dependent TDRs during the six months ended June 30, 2016. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.7 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively.
Residential mortgage loan modifications generally involve the reduction in loan interest rate and extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs had their maturity extended.
The following tables present information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	2	4.67%	4.67%	1	3.25%	3.25%
Residential mortgage and consumer	4	5.03%	3.94%	7	6.71%	3.72%

	Six Months Ended June 30,
	2017			2016
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	3	4.67%	4.67%	3	3.92%	4.18%
Residential mortgage and consumer	17	4.36%	3.59%	14	6.31%	3.89%
Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2017 consisted of 8 residential loans and 2 commercial real estate loans with a recorded investment of $1.5 million and $554,000, respectively, at June 30, 2017. Payment defaults for loans modified as TDRs in the previous 12 months to June 30, 2016 consisted of 4 residential loans, 3 commercial real estate loans and 1 construction loan with a recorded investment of $880,000, $246,000 and $132,000, respectively, at June 30, 2016.

6.     Deposits
Deposits are summarized as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Non-interest bearing:
Checking accounts	$2,278,937	2,173,493
Interest bearing:
Checking accounts	4,216,810	3,916,208
Money market deposits	4,260,176	4,150,583
Savings	2,115,814	2,092,989
Certificates of deposit	3,170,308	2,947,560
Total deposits	$16,042,045	15,280,833

7.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights	$14,987	14,889
Core deposit premiums	7,205	8,451
Other	885	928
Total other intangible assets	23,077	24,268
Goodwill	77,571	77,571
Goodwill and intangible assets	$100,648	101,839

The following table summarizes other intangible assets as of June 30, 2017 and December 31, 2016:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2017
Mortgage servicing rights	$23,431	(8,338)	(106)	14,987
Core deposit premiums	25,058	(17,853)	—	7,205
Other	1,150	(265)	—	885
Total other intangible assets	$49,639	(26,456)	(106)	23,077

December 31, 2016
Mortgage servicing rights	$24,340	(9,286)	(165)	14,889
Core deposit premiums	25,058	(16,607)	—	8,451
Other	1,150	(222)	—	928
Total other intangible assets	$50,548	(26,115)	(165)	24,268
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.95 billion and $1.98 billion at June 30, 2017 and December 31, 2016, respectively, all of which relate to residential mortgage loans. At June 30, 2017 and December 31, 2016, the servicing asset, included in intangible assets, had an estimated fair value of $15.0 million and $14.9 million, respectively. For the six months ended June 30, 2017, fair value was based on expected future cash flows considering a weighted average discount rate of 14.25%, a weighted average constant prepayment rate on mortgages of 9.36% and a weighted average life of 7.0 years.
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
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the six months ended June 30, 2017 and June 30, 2016, the Company granted 430,000 and 221,890 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares. For the six months ended June 30, 2017 and June 30, 2016, the Company granted 80,000 and 140,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Six Months Ended June 30,
	2017	2016
Weighted average expected life (in years)	5.00	7.00
Weighted average risk-free rate of return	2.04%	1.82%
Weighted average volatility	24.75%	24.05%
Dividend yield	2.44%	1.86%
Weighted average fair value of options granted	$3.00	$2.88
Total stock options granted	80,000	140,000
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
Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits are classified as an operating activity. In accordance with SEC Staff Accounting Bulletin No. 107, the Company classifies share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

The following table presents the share based compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Stock option expense	$1,478	1,516	2,904	2,990
Restricted stock expense	3,692	3,845	7,123	6,705
Total share based compensation expense	$5,170	5,361	10,027	9,695

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,165,333	$11.74	8.2	$29,101
Granted	80,000	13.13	10.0
Exercised	(588,309)	6.39	2.1
Forfeited	(424,143)	12.54
Expired	(714)	12.54
Outstanding at June 30, 2017	12,232,167	$11.89	7.9	$17,955
Exercisable at June 30, 2017	4,944,293	$11.17	7.1	$10,821
Expected future expense relating to the non-vested options outstanding as of June 30, 2017 is $23.8 million over a weighted average period of 4.4 years.
The following is a summary of the status of the Company’s restricted shares as of June 30, 2017 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	5,876,491	$12.51
Granted	430,000	14.39
Vested	(953,421)	12.52
Forfeited	(223,305)	12.49
Outstanding and non vested at June 30, 2017	5,129,765	$12.67
Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2017 is $60.0 million over a weighted average period of 4.4 years.

9.     Net Periodic Benefit Plan Expense
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“Wage Replacement Plan”) and the Supplemental Retirement Plan (“SERP I”) (collectively, the “SERPs”). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation Committee of the Board of Directors. More specifically, the Wage Replacement Plan was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”) and SERP I.
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
The components of net periodic benefit cost for the Directors’ Plan and the Wage Replacement Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$372	894	743	1,787
Interest cost	378	474	756	948
Amortization of:
Prior service cost	—	—	—	—
Net loss	114	514	229	1,028
Total net periodic benefit cost	$864	1,882	1,728	3,763
Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the six months ended June 30, 2017.
The Company also maintains the Pentegra DB Plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan has been amended to freeze the plan. Freezing the plan eliminates all future benefit accruals and each participants frozen accrued benefit will be determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the six months ended June 30, 2017. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2017.

10.    Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of June 30, 2017 and December 31, 2016, the Company has cash flow hedges with aggregate notional amounts of $900.0 million and $400.0 million, respectively.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During the three and six months ended June 30, 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. During the three and six months ended June 30, 2017, the Company did not record any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings. The Company did not have any derivatives outstanding during the three and six months ended June 30, 2016.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $3.1 million will be reclassified as an increase to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	At June 30, 2017 (1)		At December 31, 2016		At June 30, 2017 (1)		At December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$12,550	Other liabilities	$275	Other liabilities	$—
Total derivatives designated as hedging instruments		$—		$12,550		$275		$—

(1) In accordance with the Chicago Mercantile Exchange (“CME”) rulebook changes effective January 3, 2017, the fair value is inclusive of accrued interest and variation margin posted by the CME.

The CME amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral. The Company adopted the new rule on a prospective basis to include the accrued interest and variation margin posted by the CME in the fair value.

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income as of June 30, 2017 and 2016. The Company did not have any derivatives outstanding prior to the quarter ended September 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships - Interest rate swaps	(In thousands)
Amount of gain (loss) recognized in other comprehensive income	$(6,527)	—	(5,271)	—
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	(1,279)	—	(2,086)	—
Amount of gain (loss) recognized in other non-interest income (ineffective portion)	—	—	—	—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
June 30, 2017
Liabilities:
Interest Rate Swaps (1)	$275	—	275	—	—	275
Total	$275	—	275	—	—	275

December 31, 2016
Assets:
Interest Rate Swaps	$12,550	—	12,550	—	12,550	—
Total	$12,550	—	12,550	—	12,550	—

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

11.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended June 30,
	2017			2016
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$64,108	(24,475)	39,633	72,765	(27,625)	45,140
Other comprehensive (loss) income:
Change in funded status of retirement obligations	141	(57)	84	537	(219)	318
Unrealized gain on securities available-for-sale	3,160	(1,159)	2,001	4,920	(1,300)	3,620
Accretion of loss on securities reclassified to held to maturity from available for sale	324	(132)	192	484	(200)	284
Reclassification adjustment for security gains included in net income	(48)	19	(29)	(804)	322	(482)
Other-than-temporary impairment accretion on debt securities	314	(129)	185	322	(132)	190
Net losses on derivatives arising during the period	(5,248)	2,144	(3,104)	—	—	—
Total other comprehensive (loss) income	(1,357)	686	(671)	5,459	(1,529)	3,930
Total comprehensive income	$62,751	(23,789)	38,962	78,224	(29,154)	49,070

	Six Months Ended June 30,
	2017			2016
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$137,372	(51,719)	85,653	143,890	(54,080)	89,810
Other comprehensive income:
Change in funded status of retirement obligations	282	(115)	167	1,074	(439)	635
Unrealized gain on securities available-for-sale	7,451	(2,771)	4,680	22,360	(8,739)	13,621
Accretion of loss on securities reclassified to held to maturity from available for sale	676	(276)	400	959	(392)	567
Reclassification adjustment for security gains included in net income	(1,275)	510	(765)	(2,192)	877	(1,315)
Other-than-temporary impairment accretion on debt securities	987	(403)	584	646	(263)	383
Net losses on derivatives arising during the period	(3,185)	1,301	(1,884)	—	—	—
Total other comprehensive income	4,936	(1,754)	3,182	22,847	(8,956)	13,891
Total comprehensive income	$142,308	(53,473)	88,835	166,737	(63,036)	103,701

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized gains on securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	167	400	3,915	584	(1,884)	3,182
Balance - June 30, 2017	$(4,728)	(1,588)	(8,356)	(12,286)	5,540	(21,418)

Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)
Net change	635	567	12,306	383	—	13,891
Balance - June 30, 2016	$(11,731)	(2,513)	13,677	(13,367)	—	(13,934)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions, net	$(48)	(804)	(1,275)	(2,192)
Change in funded status of retirement obligations (1)
Amortization of net loss	120	537	240	1,074
Interest Expense
Reclassification adjustment for unrealized losses on derivatives	1,279	—	2,086	—
Total before tax	1,351	(267)	1,051	(1,118)
Income tax (expense) benefit	(526)	103	(390)	438
Net of tax	$825	(164)	661	(680)

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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

	Carrying Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Equity securities	$5,530	5,530	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	619,756	—	619,756	—
Federal National Mortgage Association	1,184,615	—	1,184,615	—
Government National Mortgage Association	42,493	—	42,493	—
Total mortgage-backed securities available-for-sale	1,846,864	—	1,846,864	—
Total securities available-for-sale	$1,852,394	5,530	1,846,864	—
Liabilities:
Derivative financial instruments (1)	$275	—	275	—

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
There have been no changes in the methodologies used at June 30, 2017 from December 31, 2016, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017.
There were no Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At June 30, 2017, the fair value model used prepayment speeds ranging from 4.36% to 24.18% and a discount rate of 14.25% for the valuation of the mortgage servicing rights. At December 31, 2016, the fair value model used prepayment speeds ranging from 3.15% to 24.18% and a discount rate of 14.27% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At June 30, 2017, appraisals were discounted in a range of 0%-25% for estimated costs to sell. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016. For the three months ended June 30, 2017 there was no change to the carrying value of other real estate owned and loans held for sale measured at fair value on a non-recurring basis. For the year ended December 31, 2016, there was no change to carrying value of other real estate owned measured at fair value on a non-recurring basis.

					Carrying Value at June 30, 2017
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	4.36% - 24.18%	9.36%	$13,192	—	—	13,192
Impaired loans	Market comparable	Lack of marketability	1.0% - 45.0%	16.50%	24,247	—	—	24,247
					$37,439	—	—	37,439

					Carrying Value at December 31, 2016
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	3.15% - 24.18%	9.84%	$12,877	—	—	12,877
Impaired loans	Estimated cash flow	Lack of marketability and probability of default	22.0% - 29.0%	26.0%	1,403	—	—	1,403
Loans held for sale	Market comparable	Lack of marketability	2.5% - 4.5%	3.45%	313	—	—	313
					$14,593	—	—	14,593
Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.
Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Securities Held-to-Maturity
Our held-to-maturity portfolio, consisting primarily of mortgage-backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. Management utilizes various inputs to determine the fair value of the portfolio. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

FHLB Stock
The fair value of the Federal Home Loan Bank of New York (“FHLB”) stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to hold a minimum investment based upon the balance of mortgage related assets held by the member.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$213,907	213,907	213,907	—	—
Securities available-for-sale	1,852,394	1,852,394	5,530	1,846,864	—
Securities held-to-maturity	1,647,196	1,680,533	—	1,603,150	77,383
Stock in FHLB	245,394	245,394	245,394	—	—
Loans held for sale	7,034	7,034	—	7,034	—
Net loans	19,621,206	19,433,510	—	—	19,433,510
Financial liabilities:
Deposits, other than time deposits	$12,871,737	12,871,737	12,871,737	—	—
Time deposits	3,170,308	3,131,190	—	3,131,190	—
Borrowed funds	4,882,330	4,887,915	—	4,887,915	—

	December 31, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$164,178	164,178	164,178	—	—
Securities available-for-sale	1,660,433	1,660,433	6,660	1,653,773	—
Securities held-to-maturity	1,755,556	1,782,801	—	1,703,559	79,242
Stock in FHLB	237,878	237,878	237,878	—	—
Loans held for sale	38,298	38,298	—	38,298	—
Net loans	18,569,855	18,391,018	—	—	18,391,018
Financial liabilities:
Deposits, other than time deposits	$12,333,273	12,333,273	12,333,273	—	—
Time deposits	2,947,560	2,938,137	—	2,938,137	—
Borrowed funds	4,546,251	4,545,745	—	4,545,745	—
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

13.    Recent Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. ASU No. 2017-09 is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. Due to prospective application, the new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements upon adoption.
In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU No. 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2017-07 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The Company is currently evaluating the provisions of ASU No. 2017-04 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)”, which amends certain paragraphs in the ASC to give effect to announcements made by the SEC observer at two recent Emerging Issues Task Force meetings. SEC registrants are required to reasonably estimate the impact that adoption of the standards on revenue recognition, leases, and measurement of credit losses on financial instruments is expected to have on financial statements. If such estimate is indeterminate, registrants should consider providing additional qualitative disclosures to assess the effect on financial statements as a result of adopting of these new standards. There is no effective date or transition requirements for this standard.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU provide a practical way to determine when a set of assets and activities is not a business. The screen provided in this ASU requires that when all or substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments also provide other considerations to determine whether a set is a business if the screen is not met. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the provisions of ASU No. 2017-01 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU addresses the recognition of current and deferred taxes for an intra-entity asset transfer and amends current GAAP by eliminating the exception for intra-entity transfers of assets other than inventory to defer such recognition until sale to an outside party. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been made available for issuance. The Company is currently evaluating the provisions of ASU No. 2016-16 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the provisions of ASU No. 2016-15 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company’s Consolidated Financial Statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity. Due to the Company’s proportionately small portfolio of equity securities, the update is not expected to have a material impact on the Company’s results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company’s main source of revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues will not be affected.

14.    Subsequent Events
As defined in FASB ASC 855, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.
On July 27, 2017, the Company declared a cash dividend of $0.08 per share. The $0.08 dividend per share will be paid to stockholders on August 25, 2017, with a record date of August 10, 2017.

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
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in its calculation of the allowance for loan losses.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable it will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the Company’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount due, in part, to credit quality. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis. The Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For a period in which cash flows aren’t reforecasted, prior period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that occurred during the current reporting period.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial real estate loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
In connection with our annual impairment assessment we applied the guidance in Financial Accounting Standards Board Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount (Step 1 of the goodwill impairment test). The Company performed its annual impairment assessment for goodwill testing as of November 1, 2016 and concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
Derivative Financial Instruments. As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated balance sheets at fair value.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.
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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level and direction of interest rates, the shape of the market yield curve, the timing of the placement and the repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rates on our mortgage-related assets.

Rising short term interest rates, a flattening of the yield curve and competitive pricing in both the loan and deposit markets have contributed to a decline in our net interest margin.  Despite these headwinds, we have been able to generally minimize net interest margin compression through interest earning asset growth. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates in the near future.  If short-term interest rates increase, we may be subject to additional near-term net interest margin compression.  Should the treasury yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged.
Our results of operations are also significantly affected by general economic conditions. While the consumer continues to benefit from lower energy costs and improved housing and employment metrics, the velocity of economic growth, domestically and internationally, remains sluggish.
Total assets increased by $1.14 billion, or 4.9%, to $24.32 billion at June 30, 2017 from $23.17 billion at December 31, 2016. Net loans increased $1.05 billion, or 5.7%, to $19.62 billion at June 30, 2017 from $18.57 billion at December 31, 2016, and securities increased by $83.6 million, or 2.4%, to $3.50 billion at June 30, 2017 from $3.42 billion at December 31, 2016. During the six months ended June 30, 2017, we originated $814.1 million in multi-family loans, $471.9 million in commercial real estate loans, $328.2 million in commercial and industrial loans, $231.8 million in residential loans, $210.4 million in construction loans and $64.8 million in consumer and other loans. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers, however our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 12.97% at June 30, 2017 from 13.48% at December 31, 2016. Since the commencement of our first stock repurchase plan in March 2015 through June 30, 2017, the Company has repurchased a total of 64.8 million shares at an average cost of $11.90 per share totaling $771.0 million. For the six months ended June 30, 2017, stockholders’ equity was impacted by net income of $85.7 million and $17.1 million of costs related to share-based plans. These increases were partially offset by cash dividends of $0.16 per share totaling $49.6 million and the repurchase of 1.9 million shares of common stock for $24.6 million.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business and strengthen our market share through planned de novo branch expansion, opportunistic acquisitions in our market area when appropriate, enhanced product offerings and investments in our people. We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add personnel as our Company grows and our business changes. In August 2016 we entered into an informal agreement with the FDIC and NJDOBI with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Our BSA/AML team continues to work diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company.
Comparison of Financial Condition at June 30, 2017 and December 31, 2016
Total Assets. Total assets increased by $1.14 billion, or 4.9%, to $24.32 billion at June 30, 2017 from $23.17 billion at December 31, 2016. Net loans increased $1.05 billion, or 5.7%, to $19.62 billion at June 30, 2017 from $18.57 billion at December 31, 2016, while securities increased by $83.6 million, or 2.4%, to $3.50 billion at June 30, 2017 from $3.42 billion at December 31, 2016.

Net Loans. Net loans increased by $1.05 billion, or 5.7%, to $19.62 billion at June 30, 2017 from $18.57 billion at December 31, 2016. The detail of the loan portfolio (including PCI loans) is below:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,926,924	7,459,131
Commercial real estate loans	4,721,285	4,452,300
Commercial and industrial loans	1,467,561	1,275,283
Construction loans	360,377	314,843
Total commercial loans	14,476,147	13,501,557
Residential mortgage loans	4,757,605	4,711,880
Consumer and other	629,404	597,265
Total loans	19,863,156	18,810,702
Net unamortized premiums and deferred loan costs	(11,922)	(12,474)
Allowance for loan losses	(230,028)	(228,373)
Net loans	$19,621,206	18,569,855

During the six months ended June 30, 2017, we originated $814.1 million in multi-family loans, $471.9 million in commercial real estate loans, $328.2 million in commercial and industrial loans, $231.8 million in residential loans, $210.4 million in construction loans and $64.8 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. Our loans are primarily on properties and businesses located in New Jersey and New York.

Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only residential and consumer loans at June 30, 2017 and December 31, 2016 was $95.6 million and $124.2 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of June 30, 2017, we had $382.7 million commercial real estate interest only loans in our loan portfolio, of which $280.5 million have twenty-four months or less remaining on the interest only term. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $83.4 million during the six months ended June 30, 2017.

    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	6	$19.0	2	$0.5	2	$0.5	1	$0.2	2	$1.2
Commercial real estate	36	75.6	24	8.2	24	9.2	29	8.9	33	11.7
Commercial and industrial	5	1.8	4	2.2	8	4.7	6	2.3	6	0.7
Construction	—	—	—	—	—	—	—	—	1	0.2
Total commercial loans	47	96.4	30	10.9	34	14.4	36	11.4	42	13.8
Residential and consumer	447	81.0	470	76.2	478	79.9	481	86.1	471	86.5
Total non-accrual loans	494	$177.4	500	$87.1	512	$94.3	517	$97.5	513	$100.3
Accruing troubled debt restructured loans	45	$11.7	47	$12.2	42	$9.4	31	$8.8	29	$12.1
Non-accrual loans to total loans		0.89%		0.45%		0.50%		0.53%		0.57%
Allowance for loan losses as a percent of non-accrual loans		129.68%		265.16%		242.24%		229.31%		219.60%
Allowance for loan losses as a percent of total loans		1.16%		1.18%		1.21%		1.22%		1.25%
Total non-accrual loans increased to $177.4 million at June 30, 2017 compared to $87.1 million at March 31, 2017 and $100.3 million at June 30, 2016. Of the $90.3 million increase, 85% of this increase was driven by three commercial relationships. Approximately $48.1 million of the increase was attributed to a single relationship that is well-secured, which was previously disclosed as a potential problem loan. Classified loans as a percent of total loans increased to 2.09% at June 30, 2017 from 1.00% at December 31, 2016. We continue to proactively and diligently work to resolve our troubled loans in light of the impact that low economic growth, rising interest rates and regional real estate market conditions may have on our portfolio.
At June 30, 2017, there were $47.9 million of loans deemed as TDRs, of which $27.2 million were residential and consumer loans, $18.9 million were commercial real estate loans, $1.6 million were commercial and industrial loans and $243,000 were multi-family loans. TDR loans of $11.7 million were classified as accruing and $36.2 million were classified as non-accrual at June 30, 2017.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans or relationships which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2017, the Company has deemed potential problem loans excluding PCI loans, totaling $44.4 million, which is comprised of 9 commercial real estate loans totaling $33.1 million, 4 multi-family loans totaling $10.4 million and 7 commercial and industrial loans totaling $903,000. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.89% at June 30, 2017 compared to 0.50% at December 31, 2016. The allowance for loan losses as a percentage of non-accrual loans was 129.68% at June 30, 2017 compared to 242.24% at December 31, 2016. At June 30, 2017, our allowance for loan losses as a percentage of total loans was 1.16% compared to 1.21% at December 31, 2016.

At June 30, 2017, loans meeting the Company’s definition of an impaired loan totaled $122.2 million, of which $15.4 million of impaired loans had a specific allowance for credit losses of $1.7 million and $106.8 million of impaired loans had no specific allowance for credit losses. At December 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $34.4 million, of which $13.8 million had a related allowance for credit losses of $1.6 million and $20.6 million had no related allowance for credit losses.
The allowance for loan losses increased by $1.7 million to $230.0 million at June 30, 2017 from $228.4 million at December 31, 2016. The increase in our allowance for loan losses was due to the growth of the loan portfolio and the credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending as well as commercial and industrial loans, and the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at June 30, 2017 and December 31, 2016 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2017		December 31, 2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$88,312	39.9%	$95,561	39.6%
Commercial real estate loans	60,256	23.8%	52,796	23.7%
Commercial and industrial loans	49,677	7.4%	43,492	6.8%
Construction loans	8,690	1.8%	11,653	1.7%
Residential mortgage loans	18,594	24.0%	19,831	25.0%
Consumer and other loans	2,705	3.1%	2,850	3.2%
Unallocated	1,794	—	2,190	—
Total allowance	$230,028	100.0%	$228,373	100.0%
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

At June 30, 2017, our securities portfolio represented 14.4% of our total assets. Securities, in the aggregate, increased by $83.6 million, or 2.4%, to $3.50 billion at June 30, 2017 from $3.42 billion at December 31, 2016. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $7.5 million, or 3.2%, to $245.4 million at June 30, 2017 from $237.9 million at December 31, 2016. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the increase in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $153.8 million at June 30, 2017 and $161.9 million at December 31, 2016. Other assets were $4.5 million at June 30, 2017 and $14.5 million at December 31, 2016.
Deposits.  At June 30, 2017, deposits totaled $16.04 billion, representing 75.8% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.

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
Deposits increased by $761.2 million, or 5.0%, from $15.28 billion at December 31, 2016 to $16.04 billion at June 30, 2017. Checking accounts increased $406.0 million to $6.50 billion at June 30, 2017 from $6.09 billion at December 31, 2016. Core deposits represented approximately 80% of our total deposit portfolio at June 30, 2017, relatively consistent compared to 81% of our total deposit portfolio at December 31, 2016.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	June 30, 2017		December 31, 2016
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,278,937	14.2%	$2,173,493	14.2%
Interest-bearing:
Checking accounts	4,216,810	26.3%	3,916,208	25.6%
Money market deposits	4,260,176	26.5%	4,150,583	27.2%
Savings	2,115,814	13.2%	2,092,989	13.7%
Certificates of deposit	3,170,308	19.8%	2,947,560	19.3%
Total Deposits	$16,042,045	100.0%	$15,280,833	100.0%
Borrowed Funds.  We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. Borrowed funds increased by $336.1 million, or 7.4%, to $4.88 billion at June 30, 2017 from $4.55 billion at December 31, 2016 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders’ equity increased by $31.7 million to $3.15 billion at June 30, 2017 from $3.12 billion at December 31, 2016. The increase was primarily attributed to net income of $85.7 million and share-based plan costs of $17.1 million for the six months ended June 30, 2017. These increases were partially offset by cash dividends of $0.16 per share totaling $49.6 million and the repurchase of 1.9 million shares of common stock for $24.6 million during the six months ended June 30, 2017.
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

	Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$162,787	$177	0.43%	$136,718	$74	0.22%
Securities available-for-sale	1,798,763	8,989	2.00%	1,300,953	5,955	1.83%
Securities held-to-maturity	1,672,517	10,479	2.51%	1,876,567	10,988	2.34%
Net loans	19,407,939	192,891	3.98%	17,173,249	175,922	4.10%
Stock in FHLB	259,497	2,972	4.58%	196,130	2,021	4.12%
Total interest-earning assets	23,301,503	215,508	3.70%	20,683,617	194,960	3.77%
Non-interest-earning assets	761,432			767,991
Total assets	$24,062,935			$21,451,608
Interest-bearing liabilities:
Savings deposits	$2,120,219	$2,045	0.39%	$2,076,058	$1,513	0.29%
Interest-bearing checking	4,266,755	8,346	0.78%	3,146,805	3,612	0.46%
Money market accounts	4,175,137	8,104	0.78%	3,805,237	6,045	0.64%
Certificates of deposit	2,887,454	6,841	0.95%	3,376,342	9,418	1.12%
Total interest-bearing deposits	13,449,565	25,336	0.75%	12,404,442	20,588	0.66%
Borrowed funds	4,980,705	23,116	1.86%	3,608,637	17,067	1.89%
Total interest-bearing liabilities	18,430,270	48,452	1.05%	16,013,079	37,655	0.94%
Non-interest-bearing liabilities	2,458,208			2,260,876
Total liabilities	20,888,478			18,273,955
Stockholders’ equity	3,174,457			3,177,653
Total liabilities and stockholders’ equity	$24,062,935			$21,451,608
Net interest income		$167,056			$157,305
Net interest rate spread(1)			2.65%			2.83%
Net interest-earning assets(2)	$4,871,233			$4,670,538
Net interest margin(3)			2.87%			3.04%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26			1.29

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$153,516	$284	0.37%	$147,297	$177	0.24%
Securities available-for-sale	1,760,354	17,285	1.96%	1,296,045	12,035	1.86%
Securities held-to-maturity	1,698,489	23,016	2.71%	1,877,058	22,019	2.35%
Net loans	19,118,385	378,852	3.96%	16,971,190	348,755	4.11%
Stock in FHLB	250,377	6,165	4.92%	188,427	4,081	4.33%
Total interest-earning assets	22,981,121	425,602	3.70%	20,480,017	387,067	3.78%
Non-interest-earning assets	758,317			772,010
Total assets	$23,739,438			$21,252,027
Interest-bearing liabilities:
Savings deposits	$2,113,192	$3,879	0.37%	$2,097,623	$3,107	0.30%
Interest-bearing checking	4,185,870	14,829	0.71%	3,073,428	6,747	0.44%
Money market accounts	4,177,217	15,294	0.73%	3,815,996	12,279	0.64%
Certificates of deposit	2,886,273	13,518	0.94%	3,384,758	19,180	1.13%
Total interest-bearing deposits	13,362,552	47,520	0.71%	12,371,805	41,313	0.67%
Borrowed funds	4,801,159	43,907	1.83%	3,461,600	33,886	1.96%
Total interest-bearing liabilities	18,163,711	91,427	1.00%	15,833,405	75,199	0.95%
Non-interest-bearing liabilities	2,412,101			2,193,148
Total liabilities	20,575,812			18,026,553
Stockholders’ equity	3,163,626			3,225,474
Total liabilities and stockholders’ equity	$23,739,438			$21,252,027
Net interest income		$334,175			$311,868
Net interest rate spread(1)			2.70%			2.83%
Net interest-earning assets(2)	$4,817,410			$4,646,612
Net interest margin(3)			2.91%			3.05%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27			1.29

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2017 and 2016
Net Income. Net income for the three months ended June 30, 2017 was $39.6 million compared to net income of $45.1 million for the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $85.7 million compared to net income of $89.8 million for the six months ended June 30, 2016.
Net Interest Income. Net interest income increased by $9.8 million, or 6.2%, to $167.1 million for the three months ended June 30, 2017 from $157.3 million for the three months ended June 30, 2016. The net interest margin decreased 17 basis points to 2.87% for the three months ended June 30, 2017 from 3.04% for the three months ended June 30, 2016.
Net interest income increased by $22.3 million, or 7.2%, to $334.2 million for the six months ended June 30, 2017 from $311.9 million for the six months ended June 30, 2016. The net interest margin decreased 14 basis points to 2.91% for the six months ended June 30, 2017 from 3.05% for the six months ended June 30, 2016.
Total interest and dividend income increased by $20.5 million, or 10.5%, to $215.5 million for the three months ended June 30, 2017. Interest income on loans increased by $17.0 million, or 9.6%, to $192.9 million for the three months ended June 30, 2017 as a result of a $2.23 billion increase in the average balance of net loans to $19.41 billion, primarily attributable to growth in the commercial loan portfolio. This increase was offset by a decrease of 12 basis points in the weighted average yield on net loans to 3.98%. Prepayment penalties, which are included in interest income, totaled $3.1 million for the three months ended June 30, 2017 compared to $5.9 million for the three months ended June 30, 2016. Interest income on all other interest-earning assets, excluding loans, increased by $3.6 million, or 18.8%, to $22.6 million for the three months ended June 30, 2017 which is attributable to a $383.2 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.89 billion for the three months ended June 30, 2017. The weighted average yield on interest-earning assets, excluding loans, increased 15 basis points to 2.32%.
Total interest and dividend income increased by $38.5 million, or 10.0%, to $425.6 million for the six months ended June 30, 2017. Interest income on loans increased by $30.1 million, or 8.6%, to $378.9 million for the six months ended June 30, 2017 as a result of a $2.15 billion increase in the average balance of net loans to $19.12 billion, primarily attributable to growth in the commercial loan portfolio. This increase was offset by a decrease of 15 basis points in the weighted average yield on net loans to 3.96%. Prepayment penalties, which are included in interest income, totaled $6.2 million for the six months ended June 30, 2017 compared to $10.6 million for the six months ended June 30, 2016. Interest income on all other interest-earning assets, excluding loans, increased by $8.4 million, or 22.0%, to $46.8 million for the six months ended June 30, 2017 which is attributable to a $353.9 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.86 billion for the six months ended June 30, 2017. The weighted average yield on interest-earning assets, excluding loans, increased 24 basis points to 2.42%.
Total interest expense increased by $10.8 million, or 28.7%, to $48.5 million for the three months ended June 30, 2017. Interest expense on interest-bearing deposits increased $4.7 million, or 23.1%, to $25.3 million for the three months ended June 30, 2017. The average balance of total interest-bearing deposits increased $1.05 billion, or 8.4%, to $13.45 billion for the three months ended June 30, 2017. In addition, the weighted average cost of interest-bearing deposits increased 9 basis points to 0.75% for the three months ended June 30, 2017. Interest expense on borrowed funds increased by $6.0 million, or 35.4%, to $23.1 million for the three months ended June 30, 2017. The average balance of borrowed funds increased $1.37 billion, or 38.0%, to $4.98 billion for the three months ended June 30, 2017. This increase was offset by a decrease of 3 basis points in the weighted average cost of borrowings to 1.86% for the three months ended June 30, 2017.
Total interest expense increased by $16.2 million, or 21.6%, to $91.4 million for the six months ended June 30, 2017. Interest expense on interest-bearing deposits increased $6.2 million, or 15.0%, to $47.5 million for the six months ended June 30, 2017. The average balance of total interest-bearing deposits increased $990.7 million, or 8.0%, to $13.36 billion for the six months ended June 30, 2017. In addition, the weighted average cost of interest-bearing deposits increased 4 basis points to 0.71% for the six months ended June 30, 2017. Interest expense on borrowed funds increased by $10.0 million, or 29.6%, to $43.9 million for the six months ended June 30, 2017. The average balance of borrowed funds increased $1.34 billion, or 38.7%, to $4.80 billion for the six months ended June 30, 2017. This increase was offset by a decrease of 13 basis points in the weighted average cost of borrowings to 1.83% for the six months ended June 30, 2017.
Provision for Loan Losses. Our provision for loan losses was $6.0 million for the three months ended June 30, 2017 and $5.0 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, net charge-offs were $6.9 million compared to $1.3 million for the three months ended June 30, 2016. Our provision for loan losses was $10.0 million for both the six months ended June 30, 2017 and the six months ended June 30, 2016. For the six months ended June 30, 2017, net charge-offs were $8.3 million compared to $8.2 million for the six months ended June 30, 2016.

Our provision for the three and six months ended June 30, 2017 is primarily a result of continued organic growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; and the level of non-accrual loans and charge-offs.
Non-Interest Income. Total non-interest income decreased $2.1 million, or 18.7%, to $9.3 million for the three months ended June 30, 2017. Gain on securities transactions and gain on loan sales decreased $1.6 million and $471,000, respectively, for the three months ended June 30, 2017. These decreases were partially offset by an increase to fees and service charges of $325,000.
Total non-interest income decreased $1.2 million, or 5.7%, to $19.0 million for the six months ended June 30, 2017. Gain on securities transactions and income on bank owned life insurance decreased $1.8 million and $370,000, respectively, for the six months ended June 30, 2017. These decreases were partially offset by an increase to fees and service charges of $1.1 million.
Non-Interest Expenses. Compared to the second quarter of 2016, total non-interest expenses increased $15.3 million, or 16.8%. Professional fees increased $9.8 million for the three months ended June 30, 2017, largely attributable to our BSA remediation efforts. Excluding the impact of BSA-related professional fees, non-interest expenses increased 6.3% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally, advertising and promotional expenses increased $2.1 million due to our current advertising campaigns.
Total non-interest expenses were $205.8 million for the six months ended June 30, 2017, an increase of $27.7 million, or 15.5%, compared to the six months ended June 30, 2016. Professional fees increased $13.2 million for the six months ended June 30, 2017 as compared to the six months of 2016, largely attributable to BSA remediation efforts and the continued risk management infrastructure enhancements. Excluding the impact of BSA-related professional fees, total non-interest expenses totaled $193.1 million for the six months ended June 30, 2017. Compensation and fringe benefits increased $5.7 million for the six months ended June 30, 2017 as a result of additions to our staff to support continued growth and infrastructure, especially in our risk management area, as well as normal merit increases, partially offset by lower incentive and pension accruals in the second quarter of 2017 as well as lower medical costs. Advertising and promotional expenses increased $2.5 million due to our current advertising campaigns. Federal insurance premiums increased $2.4 million for the six months ended June 30, 2017.
Income Taxes. Income tax expense for the second quarter of 2017 was $24.5 million compared to $27.6 million for the second quarter 2016.  Income tax expense for the six months ended June 30, 2017 was $51.7 million compared to $54.1 million for the six months ended June 30, 2016.
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
At June 30, 2017, the Company had overnight borrowings outstanding of $297.0 million as compared to $735.0 million at December 31, 2016. The Company borrows directly from the FHLB and various financial institutions. As of June 30, 2017, $67.0 million of borrowings were with the FHLB and $230.0 million was with other correspondent banks. The Company had total borrowings of $4.88 billion at June 30, 2017, an increase of $336.1 million from $4.55 billion at December 31, 2016.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2017, outstanding commitments to originate loans totaled $619.9 million; outstanding unused lines of credit totaled $1.17 billion; standby letters of credit totaled $25.2 million and outstanding commitments to sell loans totaled $14.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.28 billion at June 30, 2017. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
Regulatory Matters. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-

weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. In doing so, the Final Capital Rules:

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017. The Conservation Buffer will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of June 30, 2017 the Company and the Bank met the currently applicable Conservation Buffer of 1.25%.
As of June 30, 2017, the Bank and the Company exceeded all regulatory capital requirements as follows:

	June 30, 2017
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,776,476	11.57%	$959,708	4.00%	$1,199,635	5.00%
Common equity tier 1 risk-based	2,776,476	14.16%	1,127,802	5.75%	1,274,907	6.50%
Tier 1 Risk Based Capital	2,776,476	14.16%	1,422,011	7.25%	1,569,116	8.00%
Total Risk-Based Capital	3,007,513	15.33%	1,814,290	9.25%	1,961,395	10.00%

Company:
Tier 1 Leverage Ratio	$3,094,427	12.89%	$960,072	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,094,427	15.77%	1,128,442	5.75%	n/a	n/a
Tier 1 Risk Based Capital	3,094,427	15.77%	1,422,818	7.25%	n/a	n/a
Total Risk-Based Capital	3,325,464	16.94%	1,815,319	9.25%	n/a	n/a
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

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2017:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$4,882,330	870,251	831,300	1,125,000	2,055,779
Commitments to originate and purchase loans	$645,066	645,066	—	—	—
Commitments to sell loans	$14,000	14,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $28.3 million of the borrowings are callable at the option of the lender. Additionally, at June 30, 2017, the Company’s commitments to fund unused lines of credit totaled $1.17 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of June 30, 2017 have not changed significantly from December 31, 2016.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three months ended June 30, 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. These derivatives had an aggregate notional amount of $900.0 million as of June 30, 2017. The fair value of the derivative as of June 30, 2017 was a liability of $275,000. In accordance with the Chicago Mercantile Exchange (“CME”) rulebook changes effective January 3, 2017, the fair value is inclusive of accrued interest and variation margin posted by the CME.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At June 30, 2017, 24% of our total loan portfolio was comprised of residential mortgages, of which approximately 35% was in variable rate products, while 65% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in relatively low risk securities, which generally have shorter average lives and lower yields compared to longer term securities.
We use an internally managed and implemented industry standard asset/liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.
Our net interest income sensitivity analysis determines the relative balance between the repricing of assets and liabilities over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates, reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response of cash flows to market interest rate changes. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediately changed interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates, reinvestment rates and deposit decay rates.
Quantitative Analysis. The table below sets forth, as of June 30, 2017, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,759,068	(410,871)	(9.9)%	$622,806	(42,321)	(6.4)%
0bp	$4,169,939	—	—	$665,127	—	—
-100bp	$4,186,321	16,382	0.4%	$678,017	12,890	1.94%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at June 30, 2017, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 9.9% decrease in EVE and a $42.3 million, or 6.4%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 0.4% increase in EVE and a $12.9 million, or 1.94%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2017 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1)
April 1, 2017 through April 30, 2017	3,193	$14.69	—	21,515,576
May 1, 2017 through May 31, 2017	740,000	13.37	740,000	20,775,576
June 1, 2017 through June 30, 2017	1,105,630	13.23	820,000	19,955,576
Total	1,848,823	$13.29	1,560,000	19,955,576
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 19,955,576 shares yet to be repurchased as of June 30, 2017.
(2) 288,823 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date: August 9, 2017	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)