Form 10-Q
period 2017-09-30
Investors Bancorp, Inc.
filed 2017-11-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

As of November 3, 2017, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 306,157,554 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Cash and cash equivalents	$413,322	164,178
Securities available-for-sale, at estimated fair value	1,949,429	1,660,433
Securities held-to-maturity, net (estimated fair value of $1,769,179 and $1,782,801 at September 30, 2017 and December 31, 2016, respectively)	1,733,751	1,755,556
Loans receivable, net	19,707,157	18,569,855
Loans held-for-sale	6,975	38,298
Federal Home Loan Bank stock	232,814	237,878
Accrued interest receivable	73,203	65,969
Other real estate owned	4,336	4,492
Office properties and equipment, net	177,569	177,417
Net deferred tax asset	222,573	222,277
Bank owned life insurance	154,719	161,940
Goodwill and intangible assets	99,567	101,839
Other assets	6,588	14,543
Total assets	$24,782,003	23,174,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$16,876,469	15,280,833
Borrowed funds	4,484,869	4,546,251
Advance payments by borrowers for taxes and insurance	125,505	105,851
Other liabilities	140,028	118,495
Total liabilities	21,626,871	20,051,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at September 30, 2017 and December 31, 2016; 306,176,459 and 309,449,388 outstanding at September 30, 2017 and December 31, 2016, respectively	3,591	3,591
Additional paid-in capital	2,776,971	2,765,732
Retained earnings	1,111,856	1,053,750
Treasury stock, at cost; 52,894,393 and 49,621,464 shares at September 30, 2017 and December 31, 2016, respectively	(632,394)	(587,974)
Unallocated common stock held by the employee stock ownership plan	(85,007)	(87,254)
Accumulated other comprehensive loss	(19,885)	(24,600)
Total stockholders’ equity	3,155,132	3,123,245
Total liabilities and stockholders’ equity	$24,782,003	23,174,675
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$201,069	179,234	579,921	527,989
Securities:
Equity	30	49	108	147
Government-sponsored enterprise obligations	175	8	211	27
Mortgage-backed securities	17,829	14,653	51,812	44,581
Municipal bonds and other debt	2,229	2,039	8,433	6,048
Interest-bearing deposits	875	76	1,159	253
Federal Home Loan Bank stock	3,557	2,315	9,722	6,396
Total interest and dividend income	225,764	198,374	651,366	585,441
Interest expense:
Deposits	32,300	20,326	79,820	61,639
Borrowed funds	22,553	18,442	66,460	52,328
Total interest expense	54,853	38,768	146,280	113,967
Net interest income	170,911	159,606	505,086	471,474
Provision for loan losses	1,750	5,000	11,750	15,000
Net interest income after provision for loan losses	169,161	154,606	493,336	456,474
Non-interest income
Fees and service charges	5,076	4,108	14,966	12,925
Income on bank owned life insurance	935	1,006	2,826	3,267
Gain on loans, net	726	1,401	2,924	3,516
Gain on securities transactions, net	—	72	1,275	3,100
Gain (loss) on sale of other real estate owned, net	446	35	871	(67)
Other income	1,212	1,898	4,556	5,956
Total non-interest income	8,395	8,520	27,418	28,697
Non-interest expense
Compensation and fringe benefits	57,052	53,051	168,207	158,475
Advertising and promotional expense	4,355	1,495	10,956	5,640
Office occupancy and equipment expense	14,589	14,099	43,769	41,612
Federal deposit insurance premiums	4,500	3,600	12,110	8,800
General and administrative	691	641	2,267	2,407
Professional fees	8,140	5,673	30,141	14,493
Data processing and communication	5,719	5,299	17,493	15,821
Other operating expenses	8,228	7,540	24,157	22,304
Total non-interest expenses	103,274	91,398	309,100	269,552
Income before income tax expense	74,282	71,728	211,654	215,619
Income tax expense	28,437	21,878	80,156	75,958
Net income	$45,845	49,850	131,498	139,661
Basic earnings per share	$0.16	0.17	0.45	0.47
Diluted earnings per share	$0.16	0.17	0.45	0.46
Weighted average shares outstanding
Basic	289,715,414	292,000,061	290,670,601	299,873,985
Diluted	290,890,307	294,673,452	292,489,906	303,297,117
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$45,845	49,850	131,498	139,661
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	82	318	249	952
Unrealized gains (losses) on securities available-for-sale	525	(1,655)	5,205	11,966
Accretion of loss on securities reclassified to held to maturity	180	279	580	847
Reclassification adjustment for security gains included in net income	—	(43)	(765)	(1,358)
Other-than-temporary impairment accretion on debt securities	186	315	770	698
Net gains (losses) on derivatives arising during the period	560	(631)	(1,324)	(631)
Total other comprehensive income (loss)	1,533	(1,417)	4,715	12,474
Total comprehensive income	$47,378	48,433	136,213	152,135

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Cumulative effect of adopting ASU No. 2016-09	—	(8,051)	8,051	—	—	—	—
Net income	—	—	139,661	—	—	—	139,661
Other comprehensive income, net of tax	—	—	—	—	—	12,474	12,474
Purchase of treasury stock (29,184,897 shares)	—	—	—	(337,487)	—	—	(337,487)
Treasury stock allocated to restricted stock plan (271,890 shares)	—	(3,167)	(94)	3,261	—	—	—
Compensation cost for stock options and restricted stock	—	15,156	—	—	—	—	15,156
Option exercise	—	(27,501)	—	54,636	—	—	27,135
Restricted stock forfeitures (17,500 shares)	—	220	(35)	(185)	—	—	—
Cash dividend paid ($0.18 per common share)	—	—	(57,607)	—	—	—	(57,607)
ESOP shares allocated or committed to be released	—	1,863	—	—	2,247	—	4,110
Balance at September 30, 2016	$3,591	2,764,023	1,026,016	(575,187)	(88,003)	(15,351)	3,115,089

Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	131,498	—	—	—	131,498
Other comprehensive income, net of tax	—	—	—	—	—	4,715	4,715
Purchase of treasury stock (4,371,647 shares)	—	—	—	(57,842)	—	—	(57,842)
Treasury stock allocated to restricted stock plan (430,000 shares)	—	(6,186)	1,008	5,178	—	—	—
Compensation cost for stock options and restricted stock	—	14,967	—	—	—	—	14,967
Option exercise	—	(3,533)	—	11,254	—	—	7,721
Restricted stock forfeitures (268,163 shares)	—	3,352	(342)	(3,010)	—	—	—
Cash dividend paid ($0.24 per common share)	—	—	(74,058)	—	—	—	(74,058)
ESOP shares allocated or committed to be released	—	2,639	—	—	2,247	—	4,886
Balance at September 30, 2017	$3,591	2,776,971	1,111,856	(632,394)	(85,007)	(19,885)	3,155,132

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$131,498	139,661
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	19,853	19,266
Amortization of premiums and accretion of discounts on securities, net	11,942	10,372
Amortization of premiums and accretion of fees and costs on loans, net	(3,248)	(3,191)
Amortization of other intangible assets	1,854	2,194
Provision for loan losses	11,750	15,000
Depreciation and amortization of office properties and equipment	12,670	11,732
Gain on securities transactions, net	(1,275)	(3,100)
Mortgage loans originated for sale	(126,792)	(166,469)
Proceeds from mortgage loan sales	160,582	152,670
Gain on sales of mortgage loans, net	(2,467)	(3,010)
(Gain) loss on sale of other real estate owned	(871)	67
Income on bank owned life insurance	(2,826)	(3,267)
Increase in accrued interest receivable	(7,234)	(7,485)
Deferred tax (benefit) expense	(3,092)	397
Decrease in other assets	8,868	1,353
Increase in other liabilities	19,248	2,346
Total adjustments	98,962	28,875
Net cash provided by operating activities	230,460	168,536
Cash flows from investing activities:
Purchases of loans receivable	(345,715)	(92,828)
Net originations of loans receivable	(851,418)	(1,335,186)
Proceeds from disposition of loans held for investment	48,556	7,583
Gain on disposition of loans held for investment	(457)	(506)
Net proceeds from sale of foreclosed real estate	4,228	3,395
Proceeds from principal repayments/calls/maturities of securities available for sale	252,173	216,161
Proceeds from sales of securities available for sale	102,120	57,879
Proceeds from principal repayments/calls/maturities of securities held to maturity	246,373	282,718
Proceeds from sales of securities held to maturity	—	14,348
Purchases of securities available for sale	(642,165)	(468,168)
Purchases of securities held to maturity	(227,029)	(247,568)
Proceeds from redemptions of Federal Home Loan Bank stock	175,279	161,772
Purchases of Federal Home Loan Bank stock	(170,215)	(205,897)
Purchases of office properties and equipment	(12,822)	(17,836)
Death benefit proceeds from bank owned life insurance	10,047	472
Net cash used in investing activities	(1,411,045)	(1,623,661)
Cash flows from financing activities:
Net increase in deposits	1,595,636	888,086
Net (decrease) increase in other borrowings	(61,382)	940,621
Net increase in advance payments by borrowers for taxes and insurance	19,654	14,102

Dividends paid	(74,058)	(57,607)
Exercise of stock options	7,721	27,135
Purchase of treasury stock	(57,842)	(337,487)
Net cash provided by financing activities	1,429,729	1,474,850
Net increase in cash and cash equivalents	249,144	19,725
Cash and cash equivalents at beginning of period	164,178	148,904
Cash and cash equivalents at end of period	$413,322	168,629
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$3,230	2,078
Cash paid during the year for:
Interest	143,054	114,419
Income taxes	70,123	83,876
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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
During the nine months ended September 30, 2017, the Company purchased (including withholding of shares for payment of taxes with respect to vesting of equity transactions) 4,371,647 shares at a cost of $57.8 million, or approximately $13.23 per share.

3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$45,845	$49,850

Shares
Weighted-average common shares outstanding - basic	289,715,414	292,000,061
Effect of dilutive common stock equivalents (1)	1,174,893	2,673,391
Weighted-average common shares outstanding - diluted	290,890,307	294,673,452

Earnings per common share
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
(1) For the three months ended September 30, 2017 and 2016, there were 10,952,744 and 16,372,523 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$131,498	$139,661

Shares
Weighted-average common shares outstanding - basic	290,670,601	299,873,985
Effect of dilutive common stock equivalents (1)	1,819,305	3,423,132
Weighted-average common shares outstanding - diluted	292,489,906	303,297,117

Earnings per common share
Basic	$0.45	$0.47
Diluted	$0.45	$0.46
(1) For the nine months ended September 30, 2017 and 2016, there were 11,041,315 and 11,819,014 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.     Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At September 30, 2017
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$4,889	834	77	5,646
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	656,728	1,803	4,537	653,994
Federal National Mortgage Association	1,258,212	2,600	11,702	1,249,110
Government National Mortgage Association	41,642	—	963	40,679
Total mortgage-backed securities available-for-sale	1,956,582	4,403	17,202	1,943,783
Total available-for-sale securities	$1,961,471	5,237	17,279	1,949,429

	At September 30, 2017
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$43,300	—	43,300	2	739	42,563
Municipal bonds	30,907	—	30,907	1,415	—	32,322
Corporate and other debt securities	67,411	20,458	46,953	37,776	—	84,729
Total debt securities held-to-maturity	141,618	20,458	121,160	39,193	739	159,614
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	441,464	1,091	440,373	1,530	2,397	439,506
Federal National Mortgage Association	1,120,171	1,289	1,118,882	5,968	7,835	1,117,015
Government National Mortgage Association	53,336	—	53,336	19	311	53,044
Total mortgage-backed securities held-to-maturity	1,614,971	2,380	1,612,591	7,517	10,543	1,609,565
Total held-to-maturity securities	$1,756,589	22,838	1,733,751	46,710	11,282	1,769,179

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
At September 30, 2017, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At September 30, 2017, the TruPS had a carrying value and estimated fair value of $42.0 million and $79.6 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at September 30, 2017 had an amortized cost and estimated fair value of $39.9 million and $73.2 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cashflow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $1.14 billion and an estimated fair value of $1.13 billion are pledged to secure borrowings. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity, are shown below.

	September 30, 2017
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$28,337	28,339
Due after one year through five years	75	75
Due after five years through ten years	46,240	45,582
Due after ten years	46,508	85,618
Total	$121,160	159,614

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,792	77	—	—	4,792	77
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	291,595	2,732	56,408	1,805	348,003	4,537
Federal National Mortgage Association	678,795	7,951	150,569	3,751	829,364	11,702
Government National Mortgage Association	40,679	963	—	—	40,679	963
Total mortgage-backed securities available-for-sale	1,011,069	11,646	206,977	5,556	1,218,046	17,202
Total available-for-sale securities	1,015,861	11,723	206,977	5,556	1,222,838	17,279
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	40,517	739	—	—	40,517	739
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	243,530	2,333	2,820	64	246,350	2,397
Federal National Mortgage Association	571,368	6,294	43,891	1,541	615,259	7,835
Government National Mortgage Association	39,524	311	—	—	39,524	311
Total mortgage-backed securities held-to-maturity	854,422	8,938	46,711	1,605	901,133	10,543
Total held-to-maturity securities	894,939	9,677	46,711	1,605	941,650	11,282
Total	$1,910,800	21,400	253,688	7,161	2,164,488	28,561

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,722	83	—	—	4,722	83
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	406,878	7,220	12,756	86	419,634	7,306
Federal National Mortgage Association	762,272	15,977	25,089	497	787,361	16,474
Government National Mortgage Association	46,747	791	—	—	46,747	791
Total mortgage-backed securities available-for-sale	1,215,897	23,988	37,845	583	1,253,742	24,571
Total available-for-sale securities	1,220,619	24,071	37,845	583	1,258,464	24,654
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	339,666	3,354	3,623	148	343,289	3,502
Federal National Mortgage Association	970,194	15,389	—	—	970,194	15,389
Total held-to-maturity securities	1,309,860	18,743	3,623	148	1,313,483	18,891
Total	$2,530,479	42,814	41,468	731	2,571,947	43,545
At September 30, 2017, the majority of gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our TruPS. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At September 30, 2017 and 2016, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three and nine months ended September 30, 2017 and 2016. At September 30, 2017, non-credit related OTTI recorded on the previously impaired TruPS was $20.5 million ($12.1 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance of credit related OTTI, beginning of period	$87,921	97,977	95,743	100,200
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(1,077)	(1,112)	(5,088)	(3,335)
Reductions for securities sold or paid off during the period	—	—	(3,811)	—
Balance of credit related OTTI, end of period	$86,844	96,865	86,844	96,865

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended September 30, 2017, there were no proceeds from sales of securities in the available-for-sale portfolio. For the nine months ended September 30, 2017, the Company received sale proceeds of $102.1 million on pools of mortgage-backed securities from the available-for-sale portfolio resulting in a gross realized gain of $1.3 million.
There were no proceeds from sales of securities in the held-to-maturity portfolio for the three and nine months ended September 30, 2017; however, for the nine months ended September 30, 2017, the Company received proceeds of $3.1 million from the liquidation of a TruP security. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income.
For the three and nine months ended September 30, 2016, the Company received proceeds of $122,200 and $57.9 million, respectively, on equity securities and pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $72,200 and $2.3 million, respectively. For the three months ended September 30, 2016, there were no sale proceeds from the held-to-maturity portfolio. For the nine months ended September 30, 2016, the Company received sale proceeds of $14.3 million on a pool of mortgage-backed securities from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when, in management’s assessment, market pricing presents an economic benefit that outweighs holding such securities, and when securities with smaller balances become cost prohibitive to carry.

5.    Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Multi-family loans	$7,854,759	7,459,131
Commercial real estate loans	4,660,268	4,445,194
Commercial and industrial loans	1,501,235	1,275,283
Construction loans	397,929	314,843
Total commercial loans	14,414,191	13,494,451
Residential mortgage loans	4,871,460	4,710,373
Consumer and other loans	654,701	596,922
Total loans excluding PCI loans	19,940,352	18,801,746
PCI loans	8,577	8,956
Net unamortized premiums and deferred loan costs (1)	(11,701)	(12,474)
Allowance for loan losses	(230,071)	(228,373)
Net loans	$19,707,157	18,569,855
(1) Included in unamortized premiums and deferred loan costs are accretable purchase accounting adjustments in connection with loans acquired.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of the period	$230,028	220,316	228,373	218,505
Loans charged off	(3,022)	(2,972)	(14,519)	(13,379)
Recoveries	1,315	1,206	4,467	3,424
Net charge-offs	(1,707)	(1,766)	(10,052)	(9,955)
Provision for loan losses	1,750	5,000	11,750	15,000
Balance at end of the period	$230,071	223,550	230,071	223,550
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the nine months ended September 30, 2017, the Company recorded charge-offs of $92,000 related to PCI loans acquired.
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
The allowance contains reserves identified as unallocated. These reserves reflect management’s attempt to provide for the imprecision and the uncertainty that is inherent in estimates of probable credit losses.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(5)	(6,818)	(3,242)	(100)	(4,205)	(149)	—	(14,519)
Recoveries	1,178	500	177	—	2,492	120	—	4,467
Provision	(9,795)	13,205	6,862	(1,771)	2,913	116	220	11,750
Ending balance-September 30, 2017	$86,939	59,683	47,289	9,782	21,031	2,937	2,410	230,071

Individually evaluated for impairment	$—	—	—	—	1,630	88	—	1,718
Collectively evaluated for impairment	86,939	59,683	47,289	9,782	19,401	2,849	2,410	228,353
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2017	$86,939	59,683	47,289	9,782	21,031	2,937	2,410	230,071

Loans:
Individually evaluated for impairment	$13,929	32,499	1,317	—	26,827	861	—	75,433
Collectively evaluated for impairment	7,840,830	4,627,769	1,499,918	397,929	4,844,633	653,840	—	19,864,919
Loans acquired with deteriorated credit quality	—	6,845	—	—	1,412	320	—	8,577
Balance at September 30, 2017	$7,854,759	4,667,113	1,501,235	397,929	4,872,872	655,021	—	19,948,929

	December 31, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(161)	(455)	(4,485)	(52)	(9,425)	(419)	—	(14,997)
Recoveries	1,885	689	541	267	1,631	102	—	5,115
Provision	5,614	5,563	6,851	4,644	(3,818)	12	884	19,750
Ending balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Individually evaluated for impairment	$—	—	—	—	1,581	20	—	1,601
Collectively evaluated for impairment	95,561	52,796	43,492	11,653	18,250	2,830	2,190	226,772
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Loans:
Individually evaluated for impairment	$248	5,962	3,370	—	24,453	371	—	34,404
Collectively evaluated for impairment	7,458,883	4,439,232	1,271,913	314,843	4,685,920	596,551	—	18,767,342
Loans acquired with deteriorated credit quality	—	7,106	—	—	1,507	343	—	8,956
Balance at December 31, 2016	$7,459,131	4,452,300	1,275,283	314,843	4,711,880	597,265	—	18,810,702
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans, the Company analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
Pass - “Pass” assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Watch - A “Watch” asset has all the characteristics of a Pass asset but warrants more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential loans delinquent 30-59 days are considered watch if not already identified as impaired.
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
The following tables present the risk category of loans as of September 30, 2017 and December 31, 2016 by class of loans, excluding PCI loans:

	September 30, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,884,230	678,668	158,101	133,760	—	—	7,854,759
Commercial real estate	3,828,406	528,965	135,840	167,057	—	—	4,660,268
Commercial and industrial	1,026,038	395,166	64,815	15,216	—	—	1,501,235
Construction	284,554	106,798	6,577	—	—	—	397,929
Total commercial loans	12,023,228	1,709,597	365,333	316,033	—	—	14,414,191
Residential mortgage	4,772,466	15,174	7,615	76,205	—	—	4,871,460
Consumer and other	640,416	7,048	353	6,884	—	—	654,701
Total	$17,436,110	1,731,819	373,301	399,122	—	—	19,940,352

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,961,809	276,858	165,948	54,516	—	—	7,459,131
Commercial real estate	3,900,988	373,319	134,154	36,733	—	—	4,445,194
Commercial and industrial	900,190	344,628	23,588	6,877	—	—	1,275,283
Construction	230,630	76,773	3,200	4,240	—	—	314,843
Total commercial loans	11,993,617	1,071,578	326,890	102,366	—	—	13,494,451
Residential mortgage	4,600,611	21,873	10,239	77,650	—	—	4,710,373
Consumer and other	583,140	5,627	719	7,436	—	—	596,922
Total	$17,177,368	1,099,078	337,848	187,452	—	—	18,801,746

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans, excluding PCI loans:

	September 30, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$15,785	—	207	15,992	7,838,767	7,854,759
Commercial real estate	32,663	979	14,546	48,188	4,612,080	4,660,268
Commercial and industrial	611	1,384	336	2,331	1,498,904	1,501,235
Construction	—	—	—	—	397,929	397,929
Total commercial loans	49,059	2,363	15,089	66,511	14,347,680	14,414,191
Residential mortgage	16,851	8,386	54,101	79,338	4,792,122	4,871,460
Consumer and other	7,048	353	6,025	13,426	641,275	654,701
Total	$72,958	11,102	75,215	159,275	19,781,077	19,940,352

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$5,272	1,099	234	6,605	7,452,526	7,459,131
Commercial real estate	6,568	31,964	6,445	44,977	4,400,217	4,445,194
Commercial and industrial	864	885	2,971	4,720	1,270,563	1,275,283
Construction	—	—	—	—	314,843	314,843
Total commercial loans	12,704	33,948	9,650	56,302	13,438,149	13,494,451
Residential mortgage	24,052	10,930	58,119	93,101	4,617,272	4,710,373
Consumer and other	5,627	719	7,065	13,411	583,511	596,922
Total	$42,383	45,597	74,834	162,814	18,638,932	18,801,746
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	September 30, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	4	$14,137	2	$482
Commercial real estate	31	35,329	24	9,205
Commercial and industrial	6	1,926	8	4,659
Total commercial loans	41	51,392	34	14,346
Residential mortgage and consumer	417	74,270	478	79,928
Total non-accrual loans	458	$125,662	512	$94,274

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2017 and December 31, 2016, these loans are comprised of the following:

	September 30, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	—	$—	1	$248
Commercial real estate	1	396	1	63
Commercial and industrial	—	—	1	286
Total commercial loans	1	396	3	597
Residential mortgage and consumer	24	4,815	23	5,721
Total current TDR classified as non-accrual	25	$5,211	26	$6,318
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	September 30, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	1	$56	2	$169
Residential mortgage and consumer	12	2,447	14	2,869
Total TDR 30-89 days delinquent classified as non-accrual	13	$2,503	16	$3,038
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of September 30, 2017, PCI loans with a carrying value of $8.6 million included $7.4 million of which were current, $75,000 of which were 30-89 days delinquent and $1.1 million of which were 90 days or more delinquent. As of December 31, 2016, PCI loans with a carrying value of $9.0 million included $7.7 million of which were current, none of which were 30-89 days delinquent and $1.3 million of which were 90 days or more delinquent.
At September 30, 2017 and December 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $75.4 million and $34.4 million, respectively, with allocations of the allowance for loan losses of $1.7 million and $1.6 million for the periods ending September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017 and 2016, interest income received and recognized on these loans totaled $1.2 million and $1.0 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$13,929	13,977	—	14,318	121
Commercial real estate	32,499	42,362	—	32,910	284
Commercial and industrial	1,317	1,896	—	1,343	28
Construction	—	—	—	—	—
Total commercial loans	47,745	58,235	—	48,571	433
Residential mortgage and consumer	12,877	16,830	—	11,785	398
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,811	15,422	1,718	14,338	332
Total:
Multi-family	13,929	13,977	—	14,318	121
Commercial real estate	32,499	42,362	—	32,910	284
Commercial and industrial	1,317	1,896	—	1,343	28
Construction	—	—	—	—	—
Total commercial loans	47,745	58,235	—	48,571	433
Residential mortgage and consumer	27,688	32,252	1,718	26,123	730
Total impaired loans	$75,433	90,487	1,718	74,694	1,163

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	11,030	14,565	—	9,899	483
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,794	14,382	1,601	13,689	479
Total:
Multi-family	248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	24,824	28,947	1,601	23,588	962
Total impaired loans	$34,404	42,432	1,601	33,583	1,452
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

The following tables present the total TDR loans at September 30, 2017 and December 31, 2016. There were four residential PCI loans that were classified as TDRs for the period ended September 30, 2017. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2016.

	September 30, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	2	$171	4	$17,930	6	$18,101
Commercial and industrial	—	—	1	1,316	1	1,316
Total commercial loans	2	171	5	19,246	7	19,417
Residential mortgage and consumer	56	13,187	64	14,502	120	27,689
Total	58	$13,358	69	$33,748	127	$47,106

	December 31, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$248	1	$248
Commercial real estate	2	352	4	3,240	6	3,592
Commercial and industrial	—	—	2	1,688	2	1,688
Total commercial loans	2	352	7	5,176	9	5,528
Residential mortgage and consumer	40	9,093	61	15,731	101	24,824
Total	42	$9,445	68	$20,907	110	$30,352

The following tables present information about TDRs that occurred during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	—	$—	$—	2	$468	$468
Residential mortgage and consumer	6	1,673	1,673	6	1,051	1,051

	Nine Months Ended September 30,
	2017			2016
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	3	$20,225	$15,787	5	$1,039	$1,039
Residential mortgage and consumer	23	4,924	4,824	20	2,600	2,600
Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependent TDRs during the three months ended September 30, 2017 and 2016. There were charge-offs of $4.5 million for collateral dependent TDRs during the nine months ended September 30, 2017. There were no charge-offs for collateral dependent TDRs during the nine months ended September 30, 2016. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.7 million and $1.6 million at September 30, 2017 and December 31, 2016, respectively.
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
The following tables present information about pre and post modification interest yield for troubled debt restructurings which occurred during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	—	—%	—%	2	4.93%	4.89%
Residential mortgage and consumer	6	3.75%	2.98%	6	6.30%	2.86%

	Nine Months Ended September 30,
	2017			2016
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	3	4.67%	4.67%	5	4.38%	4.50%
Residential mortgage and consumer	23	4.15%	3.39%	20	6.31%	3.42%
Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2017 consisted of 8 residential loans and 1 commercial real estate loan with a recorded investment of $1.0 million and $160,000, respectively, at September 30, 2017. Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2016 consisted of 6 residential loans, 4 commercial real estate loans and 1 construction loan with a recorded investment of $1.0 million, $588,000 and $132,000, respectively, at September 30, 2016.

Non Performing Loan Sales

For the nine months ended September 30, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans, resulting in no charge-off recorded through the allowance. There were no sales of non-performing loans during the nine months ended September 30, 2016.

6.     Deposits
Deposits are summarized as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Non-interest bearing:
Checking accounts	$2,263,198	2,173,493
Interest bearing:
Checking accounts	4,633,096	3,916,208
Money market deposits	4,298,171	4,150,583
Savings	2,049,509	2,092,989
Certificates of deposit	3,632,495	2,947,560
Total deposits	$16,876,469	15,280,833

7.    Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights	$14,536	14,889
Core deposit premiums	6,597	8,451
Other	863	928
Total other intangible assets	21,996	24,268
Goodwill	77,571	77,571
Goodwill and intangible assets	$99,567	101,839

The following table summarizes other intangible assets as of September 30, 2017 and December 31, 2016:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2017
Mortgage servicing rights	$23,237	(8,579)	(122)	14,536
Core deposit premiums	25,058	(18,461)	—	6,597
Other	1,150	(287)	—	863
Total other intangible assets	$49,445	(27,327)	(122)	21,996

December 31, 2016
Mortgage servicing rights	$24,340	(9,286)	(165)	14,889
Core deposit premiums	25,058	(16,607)	—	8,451
Other	1,150	(222)	—	928
Total other intangible assets	$50,548	(26,115)	(165)	24,268
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.91 billion and $1.98 billion at September 30, 2017 and December 31, 2016, respectively, all of which relate to residential mortgage loans. At September 30, 2017 and December 31, 2016, the servicing asset, included in intangible assets, had an estimated fair value of $15.6 million and $16.2 million, respectively. At September 30, 2017, fair value was based on expected future cash flows considering a weighted average discount rate of 14.24%, a weighted average constant prepayment rate on mortgages of 9.78% and a weighted average life of 6.8 years, see Note 12 for additional details.
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
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2017 and September 30, 2016, the Company granted 430,000 and 271,890 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares. For the nine months ended September 30, 2017 and September 30, 2016, the Company granted 83,800 and 201,440 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Nine Months Ended September 30,
	2017	2016
Weighted average expected life (in years)	6.50	7.00
Weighted average risk-free rate of return	2.04%	1.67%
Weighted average volatility	24.73%	24.05%
Dividend yield	2.44%	1.93%
Weighted average fair value of options granted	$3.00	$2.80
Total stock options granted	83,800	201,440
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

The following table presents the share based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Stock option expense	$1,469	1,508	4,373	4,498
Restricted stock expense	3,471	3,954	10,594	10,658
Total share based compensation expense	$4,940	5,462	14,967	15,156

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,165,333	$11.74	8.2	$29,101
Granted	83,800	13.12	9.8
Exercised	(936,881)	8.24	3.8
Forfeited	(495,248)	12.53
Expired	(1,429)	12.54
Outstanding at September 30, 2017	11,815,575	$11.99	7.7	$19,453
Exercisable at September 30, 2017	4,603,154	$11.16	6.9	$11,426
Expected future expense relating to the non-vested options outstanding as of September 30, 2017 is $22.3 million over a weighted average period of 4.0 years.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2017 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	5,876,491	$12.51
Granted	430,000	14.39
Vested	(960,564)	12.51
Forfeited	(268,163)	12.50
Outstanding and non vested at September 30, 2017	5,077,764	$12.67
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2017 is $56.6 million over a weighted average period of 4.1 years.

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

The Supplemental ESOP compensates certain executives (as designated by the Compensation Committee of the Board of Directors) participating in the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan (“Directors’ Plan”) for certain directors, which is a nonqualified, defined benefit plan. The Directors’ Plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The Wage Replacement Plan, Supplemental ESOP and the Directors’ Plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The components of net periodic benefit cost for the Directors’ Plan and the Wage Replacement Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Service cost	$371	894	1,114	2,681
Interest cost	379	474	1,135	1,422
Amortization of:
Prior service cost	—	—	—	—
Net loss	115	514	344	1,542
Total net periodic benefit cost	$865	1,882	2,593	5,645
Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the nine months ended September 30, 2017.
The Company also maintains the Pentegra DB Plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan has been amended to freeze the plan. Freezing the plan eliminates all future benefit accruals and each participants frozen accrued benefit will be determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the nine months ended September 30, 2017. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2017.

10.    Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of September 30, 2017 and December 31, 2016, the Company has cash flow hedges with aggregate notional amounts of $900.0 million and $400.0 million, respectively.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any derivatives outstanding prior to the third quarter of 2016.
During the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. During the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, the Company did not record any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	September 30, 2017 (1)		December 31, 2016		September 30, 2017 (1)		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$12,550	Other liabilities	$467	Other liabilities	$—
Total derivatives designated as hedging instruments		$—		$12,550		$467		$—

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

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income as of September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Flow Hedges - Interest rate swaps	(In thousands)
Amount of gain (loss) recognized in other comprehensive income	$(201)	(1,109)	(5,472)	(1,109)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	(1,147)	(42)	(3,233)	(42)
Amount of gain (loss) recognized in other non-interest income (ineffective portion)	—	—	—	—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
September 30, 2017
Liabilities:
Interest Rate Swaps (1)	$467	—	467	—	—	467
Total	$467	—	467	—	—	467

December 31, 2016
Assets:
Interest Rate Swaps	$12,550	—	12,550	—	12,550	—
Total	$12,550	—	12,550	—	12,550	—

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

11.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended September 30,
	2017			2016
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$74,282	(28,437)	45,845	71,728	(21,878)	49,850
Other comprehensive income (loss):
Change in funded status of retirement obligations	140	(58)	82	537	(219)	318
Unrealized gains (losses) on securities available-for-sale	869	(344)	525	(2,708)	1,053	(1,655)
Accretion of loss on securities reclassified to held to maturity from available for sale	305	(125)	180	472	(193)	279
Reclassification adjustment for security gains included in net income	—	—	—	(72)	29	(43)
Other-than-temporary impairment accretion on debt securities	315	(129)	186	533	(218)	315
Net gains (losses) on derivatives arising during the period	946	(386)	560	(1,067)	436	(631)
Total other comprehensive income (loss)	2,575	(1,042)	1,533	(2,305)	888	(1,417)
Total comprehensive income	$76,857	(29,479)	47,378	69,423	(20,990)	48,433

	Nine Months Ended September 30,
	2017			2016
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$211,654	(80,156)	131,498	215,619	(75,958)	139,661
Other comprehensive income:
Change in funded status of retirement obligations	422	(173)	249	1,610	(658)	952
Unrealized gains on securities available-for-sale	8,320	(3,115)	5,205	19,652	(7,686)	11,966
Accretion of loss on securities reclassified to held to maturity from available for sale	981	(401)	580	1,433	(586)	847
Reclassification adjustment for security gains included in net income	(1,275)	510	(765)	(2,264)	906	(1,358)
Other-than-temporary impairment accretion on debt securities	1,302	(532)	770	1,179	(481)	698
Net losses on derivatives arising during the period	(2,239)	915	(1,324)	(1,067)	436	(631)
Total other comprehensive income	7,511	(2,796)	4,715	20,543	(8,069)	12,474
Total comprehensive income	$219,165	(82,952)	136,213	236,162	(84,027)	152,135

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held to maturity	Unrealized (losses) gains on securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	249	580	4,440	770	(1,324)	4,715
Balance - September 30, 2017	$(4,646)	(1,408)	(7,831)	(12,100)	6,100	(19,885)

Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)
Net change	952	847	10,608	698	(631)	12,474
Balance - September 30, 2016	$(11,414)	(2,233)	11,979	(13,052)	(631)	(15,351)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions, net	$—	(72)	(1,275)	(2,264)
Change in funded status of retirement obligations
Amortization of net loss	120	537	359	1,610
Interest Expense
Reclassification adjustment for unrealized losses on derivatives	1,147	42	3,233	42
Total before tax	1,267	507	2,317	(612)
Income tax (expense) benefit	(497)	(190)	(887)	248
Net of tax	$770	317	1,430	(364)

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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

	Carrying Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Securities available for sale:
Equity securities	$5,646	5,646	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	653,994	—	653,994	—
Federal National Mortgage Association	1,249,110	—	1,249,110	—
Government National Mortgage Association	40,679	—	40,679	—
Total mortgage-backed securities available-for-sale	1,943,783	—	1,943,783	—
Total securities available-for-sale	$1,949,429	5,646	1,943,783	—
Liabilities:
Derivative financial instruments (1)	$467	—	467	—

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
There have been no changes in the methodologies used at September 30, 2017 from December 31, 2016, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.
There were no Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2017.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At September 30, 2017, the fair value model used prepayment speeds ranging from 1.74% to 26.28% and a discount rate of 14.24% for the valuation of the mortgage servicing rights. At December 31, 2016, the fair value model used prepayment speeds ranging from 3.15% to 24.18% and a discount rate of 14.27% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using the fair value of collateral based on independent third-party appraisals for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At September 30, 2017, appraisals were discounted in a range of 0%-25% for estimated costs to sell. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016. For the three months ended September 30, 2017 there was no change to the carrying value of other real estate owned and loans held for sale measured at fair value on a non-recurring basis. For the year ended December 31, 2016, there was no change to carrying value of other real estate owned measured at fair value on a non-recurring basis.

					Carrying Value at September 30, 2017
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	1.74% - 26.28%	9.78%	$12,372	—	—	12,372
Impaired loans	Market comparable	Lack of marketability	1.0% - 45.0%	31.72%	4,496	—	—	4,496
					$16,868	—	—	16,868

					Carrying Value at December 31, 2016
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	3.15% - 24.18%	9.84%	$12,877	—	—	12,877
Impaired loans	Estimated cash flow	Lack of marketability and probability of default	22.0% - 29.0%	26.00%	1,403	—	—	1,403
Loans held for sale	Market comparable	Lack of marketability	2.5% - 4.5%	3.45%	313	—	—	313
					$14,593	—	—	14,593
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$413,322	413,322	413,322	—	—
Securities available-for-sale	1,949,429	1,949,429	5,646	1,943,783	—
Securities held-to-maturity	1,733,751	1,769,179	—	1,689,531	79,648
Stock in FHLB	232,814	232,814	232,814	—	—
Loans held for sale	6,975	6,975	—	6,975	—
Net loans	19,707,157	19,776,775	—	—	19,776,775
Financial liabilities:
Deposits, other than time deposits	$13,243,974	13,243,974	13,243,974	—	—
Time deposits	3,632,495	3,619,747	—	3,619,747	—
Borrowed funds	4,484,869	4,488,058	—	4,488,058	—

	December 31, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$164,178	164,178	164,178	—	—
Securities available-for-sale	1,660,433	1,660,433	6,660	1,653,773	—
Securities held-to-maturity	1,755,556	1,782,801	—	1,703,559	79,242
Stock in FHLB	237,878	237,878	237,878	—	—
Loans held for sale	38,298	38,298	—	38,298	—
Net loans	18,569,855	18,391,018	—	—	18,391,018
Financial liabilities:
Deposits, other than time deposits	$12,333,273	12,333,273	12,333,273	—	—
Time deposits	2,947,560	2,938,137	—	2,938,137	—
Borrowed funds	4,546,251	4,545,745	—	4,545,745	—
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

13.    Recent Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 718): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. The Company is currently assessing the impact that the new guidance will have on the Company’s Consolidated Financial Statements.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU addresses the recognition of current and deferred taxes for an intra-entity asset transfer and amends current U.S. GAAP by eliminating the exception for intra-entity transfers of assets other than inventory to defer such recognition until sale to an outside party. ASU No. 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been made available for issuance. The Company is currently evaluating the provisions of ASU No. 2016-16 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company will adopt the guidance in the first quarter of 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard does not have a material impact on the Company’s Consolidated Financial Statements. The Company’s implementation efforts have included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While we have not identified any material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate the need for additional disclosures.

14.    Subsequent Events
As defined in FASB ASC 855, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP.
On October 26, 2017, the Company declared a cash dividend of $0.09 per share. The $0.09 dividend per share will be paid to stockholders on November 24, 2017, with a record date of November 10, 2017.

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
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans.
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
The allowance contains reserves identified as unallocated. These reserves reflect management’s attempt to provide for the imprecision and the uncertainty that is inherent in estimates of probable credit losses.
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
In connection with our annual impairment assessment we applied the guidance in Financial Accounting Standards Board Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company performed its annual impairment assessment for goodwill testing as of November 1, 2016 and concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.

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
A flattening of the yield curve, caused primarily by rising short term interest rates, combined with competitive pricing in both the loan and deposit markets continue to create a challenging net interest margin environment.  We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates.  If short-term interest rates increase, we may be subject to near-term net interest margin compression.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further.
Our results of operations are also significantly affected by general economic conditions. While the consumer continues to benefit from lower energy costs and improved housing and employment metrics, the velocity of economic growth, domestically and internationally, remains sluggish.
Total assets increased by $1.61 billion, or 6.9%, to $24.78 billion at September 30, 2017 from $23.17 billion at December 31, 2016. Net loans increased $1.14 billion, or 6.1%, to $19.71 billion at September 30, 2017 from $18.57 billion at December 31, 2016, and securities increased by $267.2 million, or 7.8%, to $3.68 billion at September 30, 2017 from $3.42 billion at December 31, 2016. During the nine months ended September 30, 2017, we originated $999.7 million in multi-family loans, $637.3 million in commercial real estate loans, $444.2 million in commercial and industrial loans, $388.5 million in residential loans, $344.6 million in construction loans and $101.5 million in consumer and other loans. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers, however our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 12.73% at September 30, 2017 from 13.48% at December 31, 2016. Since the commencement of our first stock repurchase plan in March 2015 through September 30, 2017, the Company has repurchased a total of 67.3 million shares at an average cost of $11.95 per share totaling $804.2 million. For the nine months ended September 30, 2017, stockholders’ equity was impacted by net income of $131.5 million and $27.6 million of share-based plan activity. These increases were partially offset by cash dividends of $0.24 per share totaling $74.1 million and the repurchase of 4.4 million shares of common stock for $57.8 million.
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
Comparison of Financial Condition at September 30, 2017 and December 31, 2016
Total Assets. Total assets increased by $1.61 billion, or 6.9%, to $24.78 billion at September 30, 2017 from $23.17 billion at December 31, 2016. Net loans increased $1.14 billion, or 6.1%, to $19.71 billion at September 30, 2017 from $18.57 billion at December 31, 2016, while securities increased by $267.2 million, or 7.8%, to $3.68 billion at September 30, 2017 from $3.42 billion at December 31, 2016.

Net Loans. Net loans increased by $1.14 billion, or 6.1%, to $19.71 billion at September 30, 2017 from $18.57 billion at December 31, 2016. The detail of the loan portfolio (including PCI loans) is below:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,854,759	7,459,131
Commercial real estate loans	4,667,113	4,452,300
Commercial and industrial loans	1,501,235	1,275,283
Construction loans	397,929	314,843
Total commercial loans	14,421,036	13,501,557
Residential mortgage loans	4,872,872	4,711,880
Consumer and other	655,021	597,265
Total loans	19,948,929	18,810,702
Net unamortized premiums and deferred loan costs	(11,701)	(12,474)
Allowance for loan losses	(230,071)	(228,373)
Net loans	$19,707,157	18,569,855

During the nine months ended September 30, 2017, we originated $999.7 million in multi-family loans, $637.3 million in commercial real estate loans, $444.2 million in commercial and industrial loans, $388.5 million in residential loans, $344.6 million in construction loans and $101.5 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.

Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only residential and consumer loans at September 30, 2017 and December 31, 2016 was $84.0 million and $124.2 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest only periods. As of September 30, 2017, we had $276.7 million commercial real estate interest only loans in our loan portfolio, of which $178.2 million have twenty-four months or less remaining on the interest only term. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $126.8 million during the nine months ended September 30, 2017.

    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	4	$14.2	6	$19.0	2	$0.5	2	$0.5	1	$0.2
Commercial real estate	31	35.3	36	75.6	24	8.2	24	9.2	29	8.9
Commercial and industrial	6	1.9	5	1.8	4	2.2	8	4.7	6	2.3
Construction	—	—	—	—	—	—	—	—	—	—
Total commercial loans	41	51.4	47	96.4	30	10.9	34	14.4	36	11.4
Residential and consumer	417	74.3	447	81.0	470	76.2	478	79.9	481	86.1
Total non-accrual loans	458	$125.7	494	$177.4	500	$87.1	512	$94.3	517	$97.5
Accruing troubled debt restructured loans	58	$13.4	45	$11.7	47	$12.2	42	$9.4	31	$8.8
Non-accrual loans to total loans		0.63%		0.89%		0.45%		0.50%		0.53%
Allowance for loan losses as a percent of non-accrual loans		183.09%		129.68%		265.16%		242.24%		229.31%
Allowance for loan losses as a percent of total loans		1.15%		1.16%		1.18%		1.21%		1.22%
Total non-accrual loans decreased to $125.7 million at September 30, 2017 compared to $177.4 million at June 30, 2017 and $97.5 million at September 30, 2016. Classified loans as a percent of total loans increased to 2.00% at September 30, 2017 from 1.00% at December 31, 2016. We continue to proactively and diligently work to resolve our troubled loans in light of the impact that low economic growth, rising interest rates and regional real estate market conditions may have on our portfolio. During the three months ended September 30, 2017, we sold a $48.1 million commercial loan relationship which was included in our non-accrual loans at June 30, 2017.
At September 30, 2017, there were $47.1 million of loans deemed as TDRs, of which $27.7 million were residential and consumer loans, $18.1 million were commercial real estate loans and $1.3 million were commercial and industrial loans. TDR loans of $13.4 million were classified as accruing and $33.7 million were classified as non-accrual at September 30, 2017.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans or relationships which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2017, the Company has deemed potential problem loans excluding PCI loans, totaling $36.2 million, which is comprised of 7 commercial real estate loans totaling $8.3 million, 10 multi-family loans totaling $15.8 million and 12 commercial and industrial loans totaling $12.1 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.63% at September 30, 2017 compared to 0.50% at December 31, 2016. The allowance for loan losses as a percentage of non-accrual loans was 183.09% at September 30, 2017 compared to 242.24% at December 31, 2016. At September 30, 2017, our allowance for loan losses as a percentage of total loans was 1.15% compared to 1.21% at December 31, 2016.
At September 30, 2017, loans meeting the Company’s definition of an impaired loan totaled $75.4 million, of which $14.8 million of impaired loans had a specific allowance for credit losses of $1.7 million and $60.6 million of impaired loans had no specific allowance for credit losses. At December 31, 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $34.4 million, of which $13.8 million had a related allowance for credit losses of $1.6 million and $20.6 million had no related allowance for credit losses.
The allowance for loan losses increased by $1.7 million to $230.1 million at September 30, 2017 from $228.4 million at December 31, 2016. The increase in our allowance for loan losses from December 31, 2016 was due to the inherent credit risk in our overall portfolio, the growth of the loan portfolio, and the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at September 30, 2017 and December 31, 2016 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2017		December 31, 2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$86,939	39.4%	$95,561	39.6%
Commercial real estate loans	59,683	23.4%	52,796	23.7%
Commercial and industrial loans	47,289	7.5%	43,492	6.8%
Construction loans	9,782	2.0%	11,653	1.7%
Residential mortgage loans	21,031	24.4%	19,831	25.0%
Consumer and other loans	2,937	3.3%	2,850	3.2%
Unallocated	2,410	—	2,190	—
Total allowance	$230,071	100.0%	$228,373	100.0%
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

At September 30, 2017, our securities portfolio represented 14.9% of our total assets. Securities, in the aggregate, increased by $267.2 million, or 7.8%, to $3.68 billion at September 30, 2017 from $3.42 billion at December 31, 2016. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB decreased by $5.1 million, or 2.1%, to $232.8 million at September 30, 2017 from $237.9 million at December 31, 2016. The amount of stock we own in the FHLB is primarily related to the balance of borrowings, therefore the decrease in borrowings has an impact on FHLB stock owned. Bank owned life insurance was $154.7 million at September 30, 2017 and $161.9 million at December 31, 2016. Other assets were $6.6 million at September 30, 2017 and $14.5 million at December 31, 2016.
Deposits.  At September 30, 2017, deposits totaled $16.88 billion, representing 78.0% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.

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
Deposits increased by $1.60 billion, or 10.4%, from $15.28 billion at December 31, 2016 to $16.88 billion at September 30, 2017. The increase is partially attributed to the deposit campaign in the third quarter. Checking accounts increased $806.6 million to $6.90 billion at September 30, 2017 from $6.09 billion at December 31, 2016. Core deposits represented approximately 78% of our total deposit portfolio at September 30, 2017 compared to 81% of our total deposit portfolio at December 31, 2016.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	September 30, 2017		December 31, 2016
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,263,198	13.4%	$2,173,493	14.2%
Interest-bearing:
Checking accounts	4,633,096	27.5%	3,916,208	25.6%
Money market deposits	4,298,171	25.5%	4,150,583	27.2%
Savings	2,049,509	12.1%	2,092,989	13.7%
Certificates of deposit	3,632,495	21.5%	2,947,560	19.3%
Total Deposits	$16,876,469	100.0%	$15,280,833	100.0%
Borrowed Funds.  We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. Borrowed funds decreased by $61.4 million, or 1.4%, to $4.48 billion at September 30, 2017 from $4.55 billion at December 31, 2016. Short-term borrowings were reduced as a result of our deposit gathering efforts.
Stockholders’ Equity. Stockholders’ equity increased by $31.9 million to $3.16 billion at September 30, 2017 from $3.12 billion at December 31, 2016. The increase was primarily attributed to net income of $131.5 million and share-based plan activity of $27.6 million for the nine months ended September 30, 2017. These increases were partially offset by cash dividends of $0.24 per share totaling $74.1 million and the repurchase of 4.4 million shares of common stock for $57.8 million during the nine months ended September 30, 2017.
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

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$379,670	$875	0.92%	$129,226	$76	0.24%
Securities available-for-sale	1,901,626	9,674	2.03%	1,424,338	6,315	1.77%
Securities held-to-maturity	1,672,675	10,589	2.53%	1,815,288	10,434	2.30%
Net loans	19,633,388	201,069	4.10%	17,707,883	179,234	4.05%
Stock in FHLB	241,033	3,557	5.90%	216,813	2,315	4.27%
Total interest-earning assets	23,828,392	225,764	3.79%	21,293,548	198,374	3.73%
Non-interest-earning assets	759,203			778,244
Total assets	$24,587,595			$22,071,792
Interest-bearing liabilities:
Savings deposits	$2,076,769	$2,174	0.42%	$2,104,583	$1,577	0.30%
Interest-bearing checking	4,422,930	10,883	0.98%	3,472,472	4,451	0.51%
Money market accounts	4,320,547	9,478	0.88%	3,971,339	6,605	0.67%
Certificates of deposit	3,481,135	9,765	1.12%	3,009,330	7,693	1.02%
Total interest-bearing deposits	14,301,381	32,300	0.90%	12,557,724	20,326	0.65%
Borrowed funds	4,633,628	22,553	1.95%	4,074,743	18,442	1.81%
Total interest-bearing liabilities	18,935,009	54,853	1.16%	16,632,467	38,768	0.93%
Non-interest-bearing liabilities	2,485,667			2,316,873
Total liabilities	21,420,676			18,949,340
Stockholders’ equity	3,166,919			3,122,452
Total liabilities and stockholders’ equity	$24,587,595			$22,071,792
Net interest income		$170,911			$159,606
Net interest rate spread(1)			2.63%			2.80%
Net interest-earning assets(2)	$4,893,383			$4,661,081
Net interest margin(3)			2.87%			3.00%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26			1.28

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$229,729	$1,159	0.67%	$141,230	$253	0.24%
Securities available-for-sale	1,807,962	26,959	1.99%	1,339,122	18,350	1.83%
Securities held-to-maturity	1,689,790	33,605	2.65%	1,856,318	32,453	2.33%
Net loans	19,291,939	579,921	4.01%	17,218,547	527,989	4.09%
Stock in FHLB	247,228	9,722	5.24%	197,958	6,396	4.31%
Total interest-earning assets	23,266,648	651,366	3.73%	20,753,175	585,441	3.76%
Non-interest-earning assets	758,616			774,102
Total assets	$24,025,264			$21,527,277
Interest-bearing liabilities:
Savings deposits	$2,100,918	$6,053	0.38%	$2,099,960	$4,684	0.30%
Interest-bearing checking	4,265,758	25,712	0.80%	3,207,413	11,198	0.47%
Money market accounts	4,225,519	24,772	0.78%	3,868,155	18,884	0.65%
Certificates of deposit	3,086,739	23,283	1.01%	3,258,702	26,873	1.10%
Total interest-bearing deposits	13,678,934	79,820	0.78%	12,434,230	61,639	0.66%
Borrowed funds	4,744,701	66,460	1.87%	3,667,473	52,328	1.90%
Total interest-bearing liabilities	18,423,635	146,280	1.06%	16,101,703	113,967	0.94%
Non-interest-bearing liabilities	2,436,893			2,234,692
Total liabilities	20,860,528			18,336,395
Stockholders’ equity	3,164,736			3,190,882
Total liabilities and stockholders’ equity	$24,025,264			$21,527,277
Net interest income		$505,086			$471,474
Net interest rate spread(1)			2.67%			2.82%
Net interest-earning assets(2)	$4,843,013			$4,651,472
Net interest margin(3)			2.89%			3.03%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26			1.29

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2017 and 2016
Net Income. Net income for the three months ended September 30, 2017 was $45.8 million compared to net income of $49.9 million for the three months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $131.5 million compared to net income of $139.7 million for the nine months ended September 30, 2016.
Net Interest Income. Net interest income increased by $11.3 million, or 7.1%, to $170.9 million for the three months ended September 30, 2017 from $159.6 million for the three months ended September 30, 2016. The net interest margin decreased 13 basis points to 2.87% for the three months ended September 30, 2017 from 3.00% for the three months ended September 30, 2016.
Net interest income increased by $33.6 million, or 7.1%, to $505.1 million for the nine months ended September 30, 2017 from $471.5 million for the nine months ended September 30, 2016. The net interest margin decreased 14 basis points to 2.89% for the nine months ended September 30, 2017 from 3.03% for the nine months ended September 30, 2016.
Total interest and dividend income increased by $27.4 million, or 13.8%, to $225.8 million for the three months ended September 30, 2017. Interest income on loans increased by $21.8 million, or 12.2%, to $201.1 million for the three months ended September 30, 2017 as a result of a $1.93 billion increase in the average balance of net loans to $19.63 billion, primarily attributable to growth in the commercial loan portfolio. The weighted average yield on net loans increased 5 basis points to 4.10%. Prepayment penalties, which are included in interest income, totaled $5.4 million for the three months ended September 30, 2017 compared to $4.0 million for the three months ended September 30, 2016. Interest income on all other interest-earning assets, excluding loans, increased by $5.6 million, or 29.0%, to $24.7 million for the three months ended September 30, 2017 which is attributable to a $609.3 million increase in the average balance of all other interest-earning assets, excluding loans, to $4.20 billion for the three months ended September 30, 2017. The weighted average yield on interest-earning assets, excluding loans, increased 21 basis points to 2.35%.
Total interest and dividend income increased by $65.9 million, or 11.3%, to $651.4 million for the nine months ended September 30, 2017. Interest income on loans increased by $51.9 million, or 9.8%, to $579.9 million for the nine months ended September 30, 2017 as a result of a $2.07 billion increase in the average balance of net loans to $19.29 billion, primarily attributable to growth in the commercial loan portfolio. This increase was offset by a decrease of 8 basis points in the weighted average yield on net loans to 4.01%. Prepayment penalties, which are included in interest income, totaled $11.6 million for the nine months ended September 30, 2017 compared to $14.6 million for the nine months ended September 30, 2016. Interest income on all other interest-earning assets, excluding loans, increased by $14.0 million, or 24.4%, to $71.4 million for the nine months ended September 30, 2017 which is attributable to a $440.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $3.97 billion for the nine months ended September 30, 2017. The weighted average yield on interest-earning assets, excluding loans, increased 23 basis points to 2.40%.
Total interest expense increased by $16.1 million, or 41.5%, to $54.9 million for the three months ended September 30, 2017. Interest expense on interest-bearing deposits increased $12.0 million, or 58.9%, to $32.3 million for the three months ended September 30, 2017. The average balance of total interest-bearing deposits increased $1.74 billion, or 13.9%, to $14.30 billion for the three months ended September 30, 2017. In addition, the weighted average cost of interest-bearing deposits increased 25 basis points to 0.90% for the three months ended September 30, 2017. Interest expense on borrowed funds increased by $4.1 million, or 22.3%, to $22.6 million for the three months ended September 30, 2017. The average balance of borrowed funds increased $558.9 million, or 13.7%, to $4.63 billion for the three months ended September 30, 2017. In addition, the weighted average cost of borrowings increased 14 basis points to 1.95% for the three months ended September 30, 2017.
Total interest expense increased by $32.3 million, or 28.4%, to $146.3 million for the nine months ended September 30, 2017. Interest expense on interest-bearing deposits increased $18.2 million, or 29.5%, to $79.8 million for the nine months ended September 30, 2017. The average balance of total interest-bearing deposits increased $1.24 billion, or 10.0%, to $13.68 billion for the nine months ended September 30, 2017. In addition, the weighted average cost of interest-bearing deposits increased 12 basis points to 0.78% for the nine months ended September 30, 2017. Interest expense on borrowed funds increased by $14.1 million, or 27.0%, to $66.5 million for the nine months ended September 30, 2017. The average balance of borrowed funds increased $1.08 billion, or 29.4%, to $4.74 billion for the nine months ended September 30, 2017. This increase was offset by a decrease of 3 basis points in the weighted average cost of borrowings to 1.87% for the nine months ended September 30, 2017.
Provision for Loan Losses. Our provision is primarily a result of the inherent credit risk in our overall portfolio, the growth of the loan portfolio, and the level of non-accrual loans and charge-offs. For the three months ended September 30, 2017, our provision for loan losses was $1.8 million, compared to $5.0 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, net charge-offs were $1.7 million, compared to $1.8 million for the three months ended September 30, 2016. Our provision for loan losses was $11.8 million for the nine months ended September 30, 2017 and $15.0 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net charge-offs were $10.1 million compared to $10.0 million for the nine months ended September 30, 2016.
Non-Interest Income. Total non-interest income decreased $125,000, or 1.5%, to $8.4 million for the three months ended September 30, 2017. Other income and gain on loan sales decreased $686,000 and $675,000, respectively, for the three months ended September 30, 2017. These decreases were partially offset by an increase to fees and service charges of $968,000.
Total non-interest income decreased $1.3 million, or 4.5%, to $27.4 million for the nine months ended September 30, 2017. Gain on securities transactions and other income decreased $1.8 million and $1.4 million, respectively, for the nine months ended September 30, 2017. These decreases were partially offset by an increase to fees and service charges of $2.0 million.
Non-Interest Expenses. Compared to the third quarter of 2016, total non-interest expenses increased $11.9 million, or 13.0%. For the three months ended September 30, 2017, compensation and fringe benefits increased $4.0 million due to additions to our staff to support continued growth and continued build out of our risk management and operating infrastructure. Additionally, advertising and promotional expenses increased $2.9 million due to our current advertising campaigns and professional fees increased $2.5 million largely attributable to our BSA remediation efforts. Federal insurance premiums increased $900,000 for the three months ended September 30, 2017.
Total non-interest expenses were $309.1 million for the nine months ended September 30, 2017, an increase of $39.5 million, or 14.7%, compared to the nine months ended September 30, 2016. Professional fees increased $15.6 million for the nine months ended September 30, 2017 as compared to the nine months of 2016, largely attributable to BSA remediation efforts and the continued risk management infrastructure enhancements. Compensation and fringe benefits increased $9.7 million for the nine months ended September 30, 2017 as a result of additions to our staff to support continued growth and infrastructure, especially in our risk management area, as well as normal merit increases, partially offset by lower pension costs. Advertising and promotional expenses increased $5.3 million due to our current advertising campaigns. Federal insurance premiums increased $3.3 million for the nine months ended September 30, 2017.
Income Taxes. Income tax expense for the third quarter of 2017 was $28.4 million compared to $21.9 million for the third quarter 2016.  The effective tax rate was 38.3% for the three months ended September 30, 2017 and 30.5% for the three months ended September 30, 2016. Income tax expense includes the excess tax benefits related to our stock plans of $127,000 for the three months ended September 30, 2017 and $6.4 million for the three months ended September 30, 2016.
Income tax expense for the nine months ended September 30, 2017 was $80.2 million compared to $76.0 million for the nine months ended September 30, 2016.  The effective tax rate was 37.9% for the nine months ended September 30, 2017 and 35.2% for the nine months ended September 30, 2016. Income tax expense includes the excess tax benefits related to our stock plans of $1.6 million for the nine months ended September 30, 2017 and $8.2 million for the nine months ended September 30, 2016.
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
At September 30, 2017, the Company had no overnight borrowings outstanding as compared to $735.0 million at December 31, 2016. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $4.48 billion at September 30, 2017, a decrease of $61.4 million from $4.55 billion at December 31, 2016.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2017, outstanding commitments to originate loans totaled $390.5 million; outstanding unused lines of credit totaled $1.15 billion; standby letters of credit totaled $25.5 million and outstanding commitments to sell loans totaled $7.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.05 billion at September 30, 2017. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017. The Conservation Buffer will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of September 30, 2017 the Company and the Bank met the currently applicable Conservation Buffer of 1.25%.
As of September 30, 2017, the Bank and the Company exceeded all regulatory capital requirements as follows:

	September 30, 2017
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,789,460	11.38%	$980,717	4.00%	$1,225,897	5.00%
Common equity tier 1 risk-based	2,789,460	14.29%	1,122,734	5.75%	1,269,177	6.50%
Tier 1 Risk Based Capital	2,789,460	14.29%	1,415,621	7.25%	1,562,064	8.00%
Total Risk-Based Capital	3,020,546	15.47%	1,806,137	9.25%	1,952,580	10.00%

Company:
Tier 1 Leverage Ratio	$3,093,359	12.61%	$981,113	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,093,359	15.83%	1,123,420	5.75%	n/a	n/a
Tier 1 Risk Based Capital	3,093,359	15.83%	1,416,486	7.25%	n/a	n/a
Total Risk-Based Capital	3,324,445	17.02%	1,807,241	9.25%	n/a	n/a
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

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2017:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$4,484,869	603,724	775,404	1,075,000	2,030,741
Commitments to originate and purchase loans	$416,009	416,009	—	—	—
Commitments to sell loans	$7,000	7,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $28.1 million of the borrowings are callable at the option of the lender. Additionally, at September 30, 2017, the Company’s commitments to fund unused lines of credit totaled $1.15 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of September 30, 2017 have not changed significantly from December 31, 2016.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three months ended September 30, 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. These derivatives had an aggregate notional amount of $900.0 million as of September 30, 2017. The fair value of the derivative as of September 30, 2017 was a liability of $467,000. In accordance with the Chicago Mercantile Exchange (“CME”) rulebook changes effective January 3, 2017, the fair value is inclusive of accrued interest and variation margin posted by the CME.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At September 30, 2017, 24% of our total loan portfolio was comprised of residential mortgages, of which approximately 35% was in variable rate products, while 65% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in relatively low risk securities, which generally have shorter average lives and lower yields compared to longer term securities.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2017, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,993,494	(433,633)	(9.8)%	$630,750	(42,169)	(6.3)%
0bp	$4,427,127	—	—	$672,919	—	—
-100bp	$4,441,774	14,647	0.3%	$685,454	12,535	1.9%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at September 30, 2017, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 9.8% decrease in EVE and a $42.2 million, or 6.3%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 0.3% increase in EVE and a $12.5 million, or 1.9%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2017 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased under the Plans or Programs (1)
July 1, 2017 through July 31, 2017	953,100	$13.21	953,100	19,002,476
August 1, 2017 through August 31, 2017	520,000	13.01	520,000	18,482,476
September 1, 2017 through September 30, 2017	1,045,454	13.26	1,043,000	17,439,476
Total	2,518,554	$13.19	2,516,100	17,439,476
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 17,439,476 shares yet to be repurchased as of September 30, 2017.
(2) 2,454 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date: November 9, 2017	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)