Form 10-K
period 2017-12-31
Investors Bancorp, Inc.
filed 2018-03-01
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 23, 2018, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 303,952,719 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2017, as reported by the NASDAQ Global Select Market, was approximately $3.80 billion.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2018 Annual Meeting of Stockholders of the registrant (Part III).

INVESTORS BANCORP, INC.
2017 ANNUAL REPORT ON FORM 10-K

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
As used in this Form 10-K, “we,” “us” and “our” refer to Investors Bancorp, Inc. and its consolidated subsidiary, Investors Bank. Investors Bancorp, Inc.’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.myinvestorsbank.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov.
PART I

ITEM 1.	BUSINESS
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation which became the holding company for Investors Bank (“the Bank”) in May 2014, upon the completion of the mutual-to-stock conversion of Investors Bancorp, MHC. Prior to the 2014 conversion, Investors Bancorp, MHC held 55% of Investors Bancorp’s outstanding common stock in connection with its initial public offering in October 2005, which raised net proceeds of $509.7 million. The second step conversion was completed on May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock and a $10.0 million cash contribution to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. As a result of the conversion, all share information prior to May 2014 has been revised to reflect the 2.55-to-one exchange ratio. At December 31, 2017, the Company had 359,070,852 common stock issued and 306,126,087 outstanding.

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
The Bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, commercial and industrial (“C&I”) loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 15% of consolidated assets at December 31, 2017. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDBI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”).
Our Business Strategy
Since the Company’s initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits (savings, checking and money market accounts). Our transformation can be attributed to a number of factors, including organic growth, de novo branch openings, bank and branch acquisitions, as well as product expansion. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan areas, will continue to provide us with growth opportunities. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.

Opportunities through Our Attractive Markets
The markets we operate in are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. We have expanded our franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. Additionally, we have strengthened our presence in our historic markets throughout New Jersey. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, Investors Bank is the largest bank headquartered in the state of New Jersey as measured by assets. The markets in which we operate are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions as well as smaller local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area. We continue to examine our branch network to optimize our market presence, which may include branch rationalization plans.
Many of the counties we serve are projected to experience moderate to strong household income growth through 2023. Though slower population growth is projected for many of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market and nearly all have median household incomes greater than the national median.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions and insurance companies. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2017, the latest date for which statistics are available, our market share of deposits was ranked in the top 10 of total deposits in the State of New Jersey and in the top 20 within the New York metropolitan area.

Growing and Diversifying the Loan Portfolio
Our business plan has been, and will continue to be, to grow and diversify our loan portfolio. We have accomplished the majority of this growth by focusing on originating multi-family and commercial real estate loans in our market area through our New York City and New Jersey loan production offices. For the year ended December 31, 2017, we originated $1.16 billion in multi-family loans and $705.1 million in commercial real estate loans. We are focusing on growing our commercial loan portfolio because it helps to diversify the loan portfolio and reduces our interest rate exposure to mortgage-backed securities and one- to four-family mortgages.
To further diversify our loan portfolio we have increased C&I lending by building relationships with small to medium sized companies in our market area. We have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry. For the year ended December 31, 2017, we originated $663.4 million in C&I loans. A significant portion of our C&I loans are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. We have diversified our loan portfolio, as evidenced by the fact that commercial loans (including commercial real estate, multi-family, C&I and construction loans) represent approximately 72% of our loan portfolio at December 31, 2017 as compared to December 31, 2013, when commercial loans were approximately 53% of total loans. Growing and diversifying our loan portfolio will continue to be a major focus of our business strategy going forward, however, we are mindful of concentrations as it pertains to capital.

Changing the Mix of Deposits
We have focused on changing our deposit mix from certificates of deposit to core deposits (savings, checking and money market accounts). Although recent increases in interest rates has resulted in consumer preference for and growth in time deposits, we continue to focus on the growth of core deposits as they are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates. As of December 31, 2017, we had core deposits of $13.90 billion, representing approximately 80% of total deposits, compared to December 31, 2013 when core deposits were $7.33 billion, representing 68% of total deposits. Over the same time, the percent of non-interest bearing deposits to total deposits has grown from 10% to 14%. In order to maintain these favorable results and trends, we will continue to invest in branch staff training, product development, de novo branch growth based on existing market presence, as well as commercial deposit gathering efforts. Over the past few years we have developed a suite of commercial deposit and cash management products, designed to appeal to small and mid-sized business owners and non-profit organizations including electronic deposit services such as remote deposit capture. Mobile banking services have also been developed to serve our customers’ needs and adapt to a changing environment. We will continue to enhance our web site and use social media as a way to stay connected to our customers.
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

Acquisitions
A significant portion of our historic growth can be attributed to our acquisition strategy. Through 2014 we completed eight bank or branch acquisitions. Our most recent acquisition, Gateway Community Financial Corp, was completed in January 2014, with $254.7 million of deposits and 4 branches in Gloucester County, NJ and our acquisition of Roma Financial Corporation was completed in December 2013, with $1.34 billion of deposits and 26 branches in the Philadelphia suburbs of New Jersey. Although management evaluates a number of factors when considering an acquisition, we have maintained a fundamental focus on preserving tangible book value per share. Acquisitions have provided us with the opportunity to grow our business, expand our geographic footprint and improve our financial performance. We intend to continue to evaluate potential acquisition opportunities that may present themselves in the future while maintaining the financial and pricing discipline that we have adhered to in the past.

Capital Management
Capital management is a key component of our business strategy. We raised net proceeds of $2.15 billion in equity in May 2014 upon the completion of the second step mutual conversion. As of December 31, 2017 our tangible equity to asset ratio was 12.10%. Since our second step, we have managed our capital through a combination of organic growth, stock repurchases and dividends. In March 2015 we received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program and announced our first share repurchase program. Subsequently we announced two additional repurchase programs each authorizing a 10% buyback program. Since receiving approval in March 2015 we have repurchased 67.4 million shares totaling $805.4 million at an average price of $11.95.

Beginning September of 2012, we began to pay a quarterly cash dividend of $0.02 per share. Since then our dividend has increased to $0.09 per share. For the year ended December 31, 2017 our dividend payout ratio was 75% which includes a 12.5% dividend increase in the fourth quarter of 2017 to $0.09 per share.
Involvement in Our Communities
Investors Bank proudly promotes a higher quality of life in the communities it serves in New Jersey and New York through employee volunteer efforts and our Charitable Foundations. Employees are continually encouraged to become leaders in their communities and use Investors Bank’s support to help others. Through the Investors Charitable Foundation, established in 2005, and the Roma Charitable Foundation, which we acquired in December 2013, Investors Bank has contributed or committed $27.9 million in donations to enrich the lives of New Jersey and New York citizens by supporting initiatives in the arts, education, youth development, affordable housing, and health and human services.
Community involvement is one of the principal values of Investors Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at Investors Bank that promotes high employee morale while enhancing the presence of Investors Bank in our local markets.
Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans, residential mortgage loans and consumer and other loans. At December 31, 2017, multi-family loans totaled $7.80 billion, or 38.8% of our total loan portfolio, commercial real estate loans totaled $4.55 billion, or 22.6% of our total loan portfolio, commercial and industrial loans totaled $1.63 billion, or 8.1% of our total loan portfolio, and construction loans totaled $416.9 million, or 2.1% of our total loan portfolio. Residential mortgage loans represented $5.03 billion, or 25.0% of our total loans at December 31, 2017. We also offer consumer loans, which consist primarily of home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. At December 31, 2017, consumer and other loans totaled $671.1 million, or 3.3% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan. Commercial loans are comprised of multi-family loans, commercial real estate loans, commercial and industrial loans and construction loans. Our primary focus over recent years has been on the origination of commercial loans.

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands )
Commercial loans:
Multi-family loans	$7,802,835	38.84%	$7,459,131	39.65%	$6,255,904	37.04%	$5,049,114	33.44%	$3,986,208	30.51%
Commercial real estate loans	4,548,101	22.64	4,452,300	23.67	3,829,099	22.67	3,147,153	20.84	2,505,327	19.18
Commercial and industrial loans	1,625,375	8.09	1,275,283	6.78	1,044,385	6.18	544,458	3.61	268,422	2.05
Construction loans	416,883	2.07	314,843	1.67	225,843	1.34	148,396	0.98	202,261	1.55
Total commercial loans	14,393,194	71.64	13,501,557	71.77	11,355,231	67.23	8,889,121	58.87	6,962,218	53.29
Residential mortgage loans	5,026,517	25.02	4,711,880	25.05	5,039,543	29.83	5,769,477	38.21	5,698,351	43.62
Consumer and other loans:
Home equity loans	137,964	0.69	161,356	0.86	201,063	1.19	222,871	1.48	245,653	1.88
Home equity credit lines	251,654	1.25	240,518	1.28	220,357	1.30	200,066	1.32	150,796	1.15
Other	281,519	1.40	195,391	1.04	75,136	0.45	18,017	0.12	7,600	0.06
Total consumer and other loans	671,137	3.34	597,265	3.18	496,556	2.94	440,954	2.92	404,049	3.09
Total loans	$20,090,848	100.00%	$18,810,702	100.00%	$16,891,330	100.00%	$15,099,552	100.00%	$13,064,618	100.00%
Deferred fees and premiums on purchased loans, net (1)	(7,778)		(12,474)		(11,692)		(11,698)		(8,146)
Allowance for loan losses	(230,969)		(228,373)		(218,505)		(200,284)		(173,928)
Net loans	$19,852,101		$18,569,855		$16,661,133		$14,887,570		$12,882,544
(1) Included in deferred fees and premiums on purchased loans are accretable purchase accounting adjustments in connection with loans acquired.

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio based on contractual maturity or next repricing date, including PCI loans at December 31, 2017. Overdraft loans are reported as being due in one year or less.

	At December 31, 2017
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$874,423	$543,398	$486,108	$325,852	$351,249	$154,677	$2,735,707
After one year:
One to three years	1,567,409	776,632	195,666	91,031	371,221	193,322	3,195,281
Three to five years	2,512,638	1,674,815	248,454	—	306,824	96,702	4,839,433
Five to ten years	2,599,631	1,301,523	464,897	—	861,563	62,042	5,289,656
Ten to twenty years	248,734	251,733	200,566	—	899,752	61,971	1,662,756
Over twenty years	—	—	29,684	—	2,235,908	102,423	2,368,015
Total due after one year	6,928,412	4,004,703	1,139,267	91,031	4,675,268	516,460	17,355,141
Total loans	$7,802,835	$4,548,101	$1,625,375	$416,883	$5,026,517	$671,137	$20,090,848
Deferred fees and premiums on purchased loans, net							(7,778)
Allowance for loan losses							(230,969)
Net loans							$19,852,101

The following table sets forth fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$2,386,500	$4,541,912	$6,928,412
Commercial real estate loans	1,412,058	2,592,645	4,004,703
Commercial and industrial loans	914,023	225,244	1,139,267
Construction loans	91,031	—	91,031
Total commercial loans	4,803,612	7,359,801	12,163,413
Residential mortgage loans	3,367,806	1,307,462	4,675,268
Consumer and other loans:
Home equity loans	136,244	—	136,244
Home equity credit lines	—	119,162	119,162
Other	159	260,895	261,054
Total consumer and other loans	136,403	380,057	516,460
Total loans	$8,307,821	$9,047,320	$17,355,141
Multi-family Loans. At December 31, 2017, $7.80 billion, or 38.8%, of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.
Commercial Real Estate Loans. At December 31, 2017, $4.55 billion, or 22.6%, of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans in New Jersey, New York and surrounding states, which are secured by industrial properties, retail buildings, office buildings and other commercial properties. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.

Commercial and Industrial Loans. At December 31, 2017, $1.63 billion, or 8.1%, of our total loan portfolio was commercial and industrial loans. We offer a wide range of credit facilities to commercial and industrial clients throughout our geographic footprint. Our credit offerings are lines of credit, fixed-rate and adjustable-rate term loans and letters of credit. A significant portion of our commercial and industrial loans are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. Other collateral for these types of loans can be comprised of real estate and/or a lien on the general assets, including inventory and receivables of the business, and in many cases are further supported by a personal guarantee of the owner. As the Company and our footprint have grown, we have broadened our product offerings to create certain commercial and industrial lending subspecialties, including expanded lending to the healthcare industry. Included in the Company’s commercial and industrial loans were $108.1 million of loans to Co-operative housing corporations and groups (“Co-Op loans”).
Construction Loans.  At December 31, 2017, we held $416.9 million in construction loans representing 2.1% of our total loan portfolio. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to have a three-year term and are made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for units to be sold require a pre-sale contract or we will limit the amount of speculative building without a sales contract.
Residential Mortgage Loans. At December 31, 2017, $5.03 billion, or 25.0%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage brokers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases, we acquire the loans with servicing rights.
We offer various loan programs to provide financing for low-and moderate-income home buyers, some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met.
Consumer and Other Loans. At December 31, 2017, consumer and other loans totaled $671.1 million, or 3.3% of our total loan portfolio. We offer consumer loans, most of which consist of home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. Home equity loans are offered with fixed rates of interest, terms up to 20 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate.
At December 31, 2017, cash surrender value loans totaled $279.4 million, or 42% of consumer and other loans. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier.
Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$1,164,910	$2,162,447	$2,079,201
Commercial real estate loans	705,107	1,078,601	936,889
Commercial and industrial loans	663,433	608,899	930,777
Construction loans	414,183	451,505	82,455
Total commercial loans	2,947,633	4,301,452	4,029,322
Residential mortgage loans	516,532	523,342	646,521
Consumer and other loans:
Home equity loans	16,781	14,614	23,177
Home equity credit lines	36,505	145,147	131,533
Other	79,717	100,262	93,081
Total consumer and other loans	133,003	260,023	247,791
Total loan originations	3,597,168	5,084,817	4,923,634
Loan purchases:
Commercial loans:
Multi-family loans	—	—	2,760
Commercial real estate loans	—	—	141,563
Total commercial loans	—	—	144,323
Residential mortgage loans	540,898	141,562	54,300
Consumer and other loans	—	—	—
Total loan purchases	540,898	141,562	198,623
Loans sold	(48,099)	(9,752)	(394,742)
Principal repayments	(2,809,630)	(3,302,545)	(2,945,852)
Other items, net (1)	1,909	(5,360)	(8,100)
Net increase in loan portfolio	$1,282,246	$1,908,722	$1,773,563

(1) Other items include charge-offs and recoveries, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs, discounts and premiums, and purchase accounting adjustments.
Credit Policy and Procedures
Loan Approval Procedures and Authority. The credit approval process provides for prompt and thorough underwriting and approval or decline of loan requests. The approval method used is a hierarchy of individual credit authorities for new credit requests and renewals. All credit actions require a total of two signatures, one from the Bank’s business line and one from the Bank’s credit risk management group. Transactions exceeding certain thresholds are submitted to the Bank’s Credit Approval Committee for decision. Our credit authority standards and limits are reviewed periodically by the Board of Directors. Approval limits are established on criteria such as the risk associated with each credit action, amount, and aggregate credit exposure of a borrower. The Bank’s Credit Risk Committee approves authorities for lending and credit personnel, which are ultimately submitted to our Board for ratification. Credit authorities are based on position, capability, and experience of the individuals.
Loans to One Borrower. The Bank’s regulatory limit on total loans to any one borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2017, the regulatory lending limit was $444.7 million. The Bank’s internal policy limit is $150.0 million, with exceptions to this policy communicated to the Board of Directors. The Bank reviews these group exposures on a regular basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2017 the largest relationship with an individual borrower and its related entities was $186.1 million in commercial loans. This was the only relationship which exceeded the internal limit, had been communicated to the Board of Directors and was performing in accordance with its contractual terms as of December 31, 2017.

Asset Quality. One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. While our portfolio contains interest only and no income verification residential mortgage loans, we have not originated or purchased these types of residential loan products in recent years. Included in residential and consumer loans for the period ended December 31, 2017 are $77.8 million of interest only and $208.9 million of no income verification loans. The Bank does, from time to time and for competitive purposes, originate commercial loans with limited interest only periods. Included in total commercial loans for the period ended December 31, 2017 are $171.2 million in interest only loans. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans.
The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s continued ability to make required loan payments and, in the event a borrower is unable to do so, is dependent on the value of the collateral securing the loan, if any. A borrower’s ability to pay is typically dependent on employment and other sources of income in the case of one-to four-family mortgage loans and consumer loans. In the case of multi-family and commercial real estate loans, repayment is dependent on the cash flow generated by the property; in the case of C&I loans, on the cash flows generated by the business, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, may also be impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.
Purchased Credit-Impaired Loans. Purchased Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with Accounting Standard Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). As of December 31, 2017 and December 31, 2016 PCI loans totaled $8.3 million and $9.0 million, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
Commercial loans:
Multi-family loans	2	$7,652	1	$203	3	$7,855
Commercial real estate loans	2	778	16	11,519	18	12,297
Commercial and industrial loans	—	—	2	75	2	75
Construction loans	1	295	—	—	1	295
Total commercial loans	5	8,725	19	11,797	24	20,522
Residential mortgage loans	42	8,739	260	54,900	302	63,639
Consumer and other loans	14	521	83	5,755	97	6,276
Total	61	$17,985	362	$72,452	423	$90,437

At December 31, 2016
Commercial loans:
Multi-family loans	1	$1,099	1	$234	2	$1,333
Commercial real estate loans	8	31,964	14	6,445	22	38,409
Commercial and industrial loans	4	885	6	2,971	10	3,856
Construction loans	—	—	—	—	—	—
Total commercial loans	13	33,948	21	9,650	34	43,598
Residential mortgage loans	52	10,930	286	58,119	338	69,049
Consumer and other loans	10	719	115	7,065	125	7,784
Total	75	$45,597	422	$74,834	497	$120,431
Non-Performing Assets. Non-performing assets include loans delinquent 90 days or more, non-accrual loans, performing troubled debt restructurings and real estate owned (“REO”), and excludes PCI loans. Loans are classified as non-accrual when they are delinquent 90 days or more or if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2017 and 2016. Non-accrual loans increased by $41.4 million to $135.7 million at December 31, 2017 from $94.3 million at December 31, 2016. Included in the increase were $13.9 million of multi family loans, $5.6 million of commercial real estate loans and $6.4 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. For the year ended December 31, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans from one relationship, resulting in no charge-off recorded through the allowance. There were no sales of non-performing loans during 2016.
The ratio of non-accrual loans to total loans increased to 0.68% at December 31, 2017 from 0.50% at December 31, 2016. Our ratio of non-performing assets to total assets increased to 0.61% at December 31, 2017 from 0.47% at December 31, 2016. The allowance for loan losses as a percentage of total non-accrual loans decreased to 170.17% at December 31, 2017 from 242.24% at December 31, 2016. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Non-accrual loans:
Multi-family loans	$14,978	$482	$3,467	$2,989	$5,905
Commercial real estate loans	34,043	9,205	10,820	13,940	2,711
Commercial and industrial loans	9,989	4,659	9,225	2,903	1,281
Construction loans	295	—	792	4,345	16,181
Total commercial loans	59,305	14,346	24,304	24,177	26,078
Residential mortgage loans	70,220	72,593	81,816	79,971	72,309
Consumer and other loans	6,202	7,335	9,306	4,211	1,973
Total non-accrual loans	135,727	94,274	115,426	108,359	100,360
Real estate owned	5,830	4,492	6,283	7,839	8,516
Performing troubled debt restructurings	10,957	9,445	22,489	35,624	39,570
Total non-performing assets	$152,514	$108,211	$144,198	$151,822	$148,446
Total non-accrual loans to total loans	0.68%	0.50%	0.68%	0.72%	0.77%
Total non-performing assets to total assets	0.61%	0.47%	0.69%	0.81%	0.95%

At December 31, 2017, there were $43.9 million of loans deemed troubled debt restructured loans, of which $11.0 million were classified as accruing and $32.9 million were classified as non-accrual. For the year ended December 31, 2017, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $4.8 million. We recognized interest income of $1.4 million on such loans for the year ended December 31, 2017.
Other Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“REO”) until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2017, we had REO of $5.8 million consisting of 32 residential properties and 7 commercial properties.
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
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a TDR. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2017, loans meeting the Company’s definition of an impaired loan totaled $80.8 million. The allowance for loan losses related to loans classified as impaired at December 31, 2017, amounted to $1.8 million. Interest income received during the year ended December 31, 2017 on loans classified as impaired totaled $1.5 million. For further detail on our impaired loans, see Note 1 and Note 4 of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2017 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment deteriorates.
As an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance balance (beginning of period)	$228,373	$218,505	$200,284	$173,928	$142,172
Provision for loan losses	16,250	19,750	26,000	37,500	50,500
Charge-offs:
Multi-family loans	(6)	(161)	(284)	(323)	(1,266)
Commercial real estate loans	(8,072)	(455)	(1,021)	(6,147)	(1,101)
Commercial and industrial loans	(5,656)	(4,485)	(516)	(2,447)	(516)
Construction loans	(100)	(52)	(466)	(640)	(3,424)
Residential mortgage loans	(4,875)	(9,425)	(9,526)	(7,715)	(15,508)
Consumer and other loans	(500)	(419)	(403)	(972)	(795)
Total charge-offs	(19,209)	(14,997)	(12,216)	(18,244)	(22,610)
Recoveries:
Multi-family loans	1,677	1,885	445	3,784	219
Commercial real estate loans	549	689	807	201	65
Commercial and industrial loans	200	541	295	516	604
Construction loans	—	267	317	799	315
Residential mortgage loans	2,816	1,631	2,295	1,783	2,528
Consumer and other loans	313	102	278	17	135
Total recoveries	5,555	5,115	4,437	7,100	3,866
Net charge-offs	(13,654)	(9,882)	(7,779)	(11,144)	(18,744)
Allowance balance (end of period)	$230,969	$228,373	$218,505	$200,284	$173,928
Total loans outstanding	$20,090,848	$18,810,702	$16,891,330	$15,099,552	$13,064,618
Average loans outstanding	19,414,842	17,479,932	15,716,010	13,776,250	11,065,190
Allowance for loan losses as a percent of total loans outstanding	1.15%	1.21%	1.29%	1.33%	1.33%
Net loans charged off as a percent of average loans outstanding	0.07%	0.06%	0.05%	0.08%	0.17%
Allowance for loan losses to non-performing loans (1)	157.46%	220.18%	158.43%	139.10%	124.30%
(1) Non performing loans include non-accrual loans and performing TDRs.

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

	December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$81,469	38.9%	$95,561	39.6%	$88,223	37.0%	$71,147	33.4%	$42,103	30.5%
Commercial real estate loans	56,137	22.6	52,796	23.7	46,999	22.7	44,030	20.8	46,657	19.2
Commercial and industrial loans	54,563	8.1	43,492	6.8	40,585	6.2	20,759	3.6	9,273	2.1
Construction loans	11,609	2.1	11,653	1.7	6,794	1.3	6,488	1.0	8,947	1.6
Residential mortgage loans	21,835	25.0	19,831	25.0	31,443	29.8	47,936	38.2	51,760	43.6
Consumer and other loans	3,099	3.3	2,850	3.2	3,155	2.9	3,347	2.9	2,161	3.1
Unallocated	2,257		2,190		1,306		6,577		13,027
Total allowance	$230,969	100.0%	$228,373	100.0%	$218,505	100.0%	$200,284	100.0%	$173,928	100.0%

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
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-

Frank Act”), known as the Volcker Rule. At December 31, 2017, none of our securities were deemed to be a covered fund under the Volcker Rule.
At December 31, 2017, our securities portfolio totaled $3.78 billion representing 15.1% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2017, $1.80 billion of our securities were classified as held-to-maturity and reported at amortized cost and $1.99 billion were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2017, agency-issued mortgage-backed securities including CMOs, totaled $3.65 billion, or 96.4%, of our total securities portfolio.
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
Our mortgage-backed securities portfolio had a weighted average yield of 2.05% for the year ended December 31, 2017. The estimated fair value of our mortgage-backed securities at December 31, 2017 was $3.63 billion, which is $44.1 million less than the carrying value. The decrease to the fair value is attributed to an increase in interest rates during 2017.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. Currently, the Company does not hold any non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio primarily consists of collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. The interest rates on these securities reset quarterly in relation to 3 month LIBOR rate. These securities have been classified in the held-to-maturity portfolio since their purchase. At December 31, 2017, corporate and other debt securities totaled $48.1 million, or 1.27%, of our total securities portfolio.
At December 31, 2017, the trust preferred securities portfolio had a carrying value of $43.1 million, or 1.14% of our total securities portfolio, and a fair value of $81.2 million with none of the securities in an unrealized loss position. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. At December 31, 2017, management deemed that the present value of projected cash flows for each security was greater than the book value and we did not recognize any OTTI charges for the years ended December 31, 2017, 2016, and 2015. For the year ended December 31, 2017, the Company received sale proceeds of $3.1 million from the liquidation of one TruP security. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income. There was no liquidation of TruP securities for the year ended December 31, 2016. For the year ended December 31, 2015 the Company recognized a loss of $646,000 on one TruP security which was entirely liquidated by its Trustee.
We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. We will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.
Municipal Bonds.  At December 31, 2017, we had $40.6 million in municipal bonds which represents 1.07% of our total securities portfolio. These bonds are comprised of $36.3 million in short-term Bond Anticipation or Tax Anticipation notes and $4.3 million of longer term New Jersey Revenue Bonds. These purchases were made to diversify the securities portfolio and are designated as held to maturity.

Government Sponsored Enterprises. At December 31, 2017, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $43.3 million representing 1.14% of our total securities portfolio.
Marketable Equity Securities. At December 31, 2017, we had $5.7 million in equity securities representing 0.15% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are classified as available-for-sale, carried at their fair value with fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2017		2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$4,911	$5,701	$5,825	$6,660	$5,778	$6,495
Mortgage-backed securities:
Federal National Mortgage Association	1,322,255	1,303,576	1,022,383	1,008,587	724,851	726,072
Federal Home Loan Mortgage Corporation	649,060	640,242	603,774	598,439	546,652	547,451
Government National Mortgage Association	39,577	38,208	47,538	46,747	24,841	24,679
Total mortgage-backed securities available for sale	2,010,892	1,982,026	1,673,695	1,653,773	1,296,344	1,298,202
Total available-for-sale securities	$2,015,803	$1,987,727	$1,679,520	$1,660,433	$1,302,122	$1,304,697
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$43,281	$42,596	$2,128	$2,140	$4,232	$4,243
Municipal bonds	40,595	41,846	37,978	39,493	43,058	44,365
Corporate and other debt securities	48,087	86,294	44,092	84,245	35,113	77,817
Total debt securities	131,963	170,736	84,198	125,878	82,403	126,425
Mortgage-backed securities:
Federal National Mortgage Association	1,101,093	1,091,600	1,244,833	1,233,079	1,226,140	1,227,325
Federal Home Loan Mortgage Corporation	473,345	468,436	410,133	407,424	514,339	513,470
Government National Mortgage Association	90,220	89,353	16,392	16,420	21,330	21,455
Federal housing authorities	—	—	—	—	11	11
Total mortgage-backed securities held-to-maturity	1,664,658	1,649,389	1,671,358	1,656,923	1,761,820	1,762,261
Total held-to-maturity securities	$1,796,621	$1,820,125	$1,755,556	$1,782,801	$1,844,223	$1,888,686
Total securities	$3,812,424	$3,807,852	$3,435,076	$3,443,234	$3,146,345	$3,193,383

At December 31, 2017, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Coupon. The composition, maturities and coupon rate of the securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities coupons have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$4,911	—%	$4,911	$5,701	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	—	—	101,275	2.44	547,785	2.18	649,060	640,242	2.22
Federal National Mortgage Association	—	—	11,384	2.60	213,633	2.24	1,097,238	2.15	1,322,255	1,303,576	2.17
Government National Mortgage Association	—	—	—	—	15,264	1.73	24,313	1.90	39,577	38,208	1.83
Total mortgage-backed securities	—	—	11,384	2.60	330,172	2.28	1,669,336	2.15	2,010,892	1,982,026	2.18
Total available-for- sale securities	$—	—%	$11,384	2.60%	$330,172	2.28%	$1,674,247	2.15%	$2,015,803	$1,987,727	2.17%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$2,037	1.55%	$—	—%	$41,244	2.58%	$—	—%	$43,281	$42,596	2.53%
Municipal bonds	36,295	1.92	—	—	4,300	9.13	—	—	40,595	41,846	2.69
Corporate and other debt securities	—	—	—	—	5,000	5.13	43,087	2.79	48,087	86,294	3.03
	38,332	1.91	—	—	50,544	3.39	43,087	2.79	131,963	170,736	2.76
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	97	5.37	200,476	2.46	272,772	2.28	473,345	468,436	2.36
Federal National Mortgage Association	—	—	25,037	1.73	277,781	2.18	798,275	2.38	1,101,093	1,091,600	2.31
Government National Mortgage Association	—	—	—	—	—	—	90,220	2.59	90,220	89,353	2.59
Total mortgage-backed securities	—	—	25,134	1.74	478,257	2.30	1,161,267	2.37	1,664,658	1,649,389	2.34
Total held-to-maturity securities	$38,332	1.91%	$25,134	1.74%	$528,801	2.40%	$1,204,354	2.39%	$1,796,621	$1,820,125	2.37%

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
Deposits. At December 31, 2017, we held $17.36 billion in total deposits, representing 78.9% of our total liabilities. Although recent increases in market interest rates have resulted in consumer preference for and growth in time deposits, our deposit strategy has been focused on attracting core deposits (savings, checking and money market accounts) as they represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates. At December 31, 2017, we held $13.90 billion in core deposits, representing 80.1% of total deposits, of which $709.7 million are brokered money market deposits. At December 31, 2017, $3.46 billion, or 19.9%, of our total deposit balances were certificates of deposit, which included $759.5 million of brokered certificates of deposit. In addition, municipal deposits are a significant source of funds. At December 31, 2017, $4.70 billion, or 27.1%, of our total deposits consisted of public fund deposits from local government entities.
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
We intend to continue to invest in technology platforms and branch staff training, de novo branches, and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting and maintaining deposits from consumers, businesses and municipalities which operate in our marketplace.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2017			2016			2015
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,424,608	14.0%	—%	$2,173,493	14.2%	—%	$1,890,536	13.4%	—%
Interest-bearing:
Checking accounts	4,909,054	28.3	0.91	3,916,208	25.6	0.45	2,745,489	19.5	0.29
Money market deposits	4,243,545	24.4	0.90	4,150,583	27.2	0.65	3,861,317	27.5	0.67
Savings	2,320,228	13.4	0.48	2,092,989	13.7	0.29	2,150,004	15.3	0.29
Certificates of deposit	3,460,262	19.9	1.13	2,947,560	19.3	0.91	3,416,310	24.3	1.14
Total deposits	$17,357,697	100.0%	0.77%	$15,280,833	100.0%	0.51%	$14,063,656	100.0%	0.56%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2017	2016	2015
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$527,836	$639,425	$606,970
0.26% - 0.50%	141,253	194,827	304,458
0.51% - 1.00%	396,098	643,526	384,941
1.01% - 2.00%	2,355,997	1,427,999	1,791,549
2.01% - 3.00%	37,808	31,956	301,930
Over 3.00%	1,270	9,827	26,462
Total	$3,460,262	$2,947,560	$3,416,310
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2017.

	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$219,678	$121,546	$159,436	$8,309	$8,290	$10,577	$527,836
0.26% - 0.50%	25,076	26,751	36,365	52,996	56	9	141,253
0.51% - 1.00%	68,130	132,725	29,067	37,397	40,078	88,701	396,098
1.01% - 2.00%	375,905	488,746	1,156,638	285,021	20,475	29,212	2,355,997
2.01% - 3.00%	—	20	555	4,432	27,866	4,935	37,808
Over 3.00%	139	334	108	106	326	257	1,270
Total	$688,928	$770,122	$1,382,169	$388,261	$97,091	$133,691	$3,460,262
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2017.

At December 31, 2017
(In thousands)
Three months or less	$475,735
Over three months through six months	591,987
Over six months through one year	908,666
Over one year	394,349
Total	$2,370,737

Borrowings. We borrow directly from the FHLB. Our FHLB borrowings, frequently referred to as advances, are collateralized by our residential and commercial mortgage portfolios. The following table sets forth information concerning balances and interest rates on our advances from the FHLB at the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$4,331,052	$4,391,420	$3,106,783	$2,598,186	$3,099,593
Average balance during period	4,526,596	3,663,087	2,997,873	2,548,744	3,015,058
Maximum outstanding at any month end	5,355,298	4,391,420	3,548,000	3,230,000	3,586,000
Weighted average interest rate at end of period	1.96%	1.79%	2.12%	2.24%	1.83%
Average interest rate during period	1.88%	1.86%	2.06%	2.19%	1.90%
We also borrow funds under repurchase agreements with the FHLB and various brokers. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity of the agreement. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $475.0 million, of which no balance was outstanding at December 31, 2017.

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$130,481	$154,831	$156,307	$167,918	$267,681
Average balance during period	149,030	153,000	159,438	192,865	164,415
Maximum outstanding at any month end	153,000	154,831	163,000	261,205	267,681
Weighted average interest rate at end of period	1.87%	2.19%	2.21%	2.28%	1.60%
Average interest rate during period	2.11%	2.16%	2.25%	2.02%	1.50%
Subsidiary Activities
Investors Bancorp, Inc. has one direct subsidiary, which is Investors Bank.
Investors Bank. Investors Bank is a New Jersey chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926, the bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. Investors Bank has the following active direct and indirect subsidiaries: Investors Home Mortgage, Investors Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., My Way Development LLC, Marathon Realty Investors Inc. and Investors Financial Group Insurance Agency, Inc. In addition, Investors Bank has the following direct and indirect subsidiaries that are dormant and are in the process of being dissolved or merged into other subsidiaries: MNBNY Holdings Inc., B.F.S. Agency, Inc. and 3D Holding Company, Inc. Two other dormant direct or indirect subsidiaries, Roma Capital Investment Corp. and Roma Service Corporation, were dissolved in 2017. Investors Bank has two additional subsidiaries which are inactive; these subsidiaries are Investors Financial Services, Inc. and Investors Real Estate Corporation.
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
•Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Bank. The purpose of this subsidiary is to originate and purchase residential mortgage loans and commercial loans including multi-family mortgage loans, commercial real estate mortgage loans and commercial and industrial mortgage loans primarily in New York State.
•Investors Financial Group, Inc. Investors Financial Group, Inc. is a New Jersey corporation that was formed in 2011 as an operating subsidiary of Investors Bank. The primary purpose of this subsidiary is to process sales of non-deposit investment products through third party service providers to customers and consumers as may be referred by Investors Bank.
•My Way Development LLC. My Way Development LLC is a New Jersey single-member limited liability company formed in 2001 for the sole purpose of holding Bank owned real estate, pending sale or other disposition.
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
Enterprise Risk Management Framework
Our Board of Directors oversees our risk management process, including the bank-wide approach to risk management, carried out by our management. Our Board approves the strategic plans and the policies that set standards for the nature and level of risk we are willing to assume. The Board receives reports on the management of critical risks and the effectiveness of risk management systems. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees, including Audit, Risk Oversight and Compensation committees, oversee risk in certain specified areas. The Risk Oversight Committee of the Board meets quarterly and provides independent oversight of all risk functions. Our Board has assigned responsibility to our Chief Risk Officer for maintaining the Enterprise Risk Management (“ERM”) framework to identify, assess, monitor and mitigate risks in the execution of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies.
During 2017, the Bank has continued to enhance its risk management systems, policies and procedures and has added significant staffing and expertise.  The Bank’s Management Risk Committee meets regularly and provides governance over risk policy and risk escalation. The ERM framework supports a culture that promotes proactive risk management by all Investors Bank Employees, a risk appetite framework with defined risk tolerance limits, and risk governance with a three line of defense model to manage and oversee risk. In a three line of defense structure, each line of business and corporate function serve as the first line of defense and have responsibility for identifying, assessing, managing and mitigating risks in their areas. Independent Risk Management serves as the second line of defense and is responsible for providing guidance, oversight and appropriate challenge to the first line of defense. Internal Audit serves as the third line of defense and ensures that appropriate risk management controls, processes and systems are in place and functioning effectively.
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
Personnel
As of December 31, 2017, we had 1,910 full-time employees and 49 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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
The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the DIF, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies. Investors Bancorp, Inc. is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board, the Commissioner and the FDIC. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Investors Bancorp, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of NASDAQ.
Our business is heavily regulated by both state and federal agencies. Both the scope of the laws and regulations and the intensity of supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework and the Republican majority in Congress has also proposed an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post-financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.
Stress Tests
The Dodd-Frank Act requires banks with total consolidated assets of more than $10 billion to conduct annual stress tests. The Dodd-Frank Act also requires the FDIC, in coordination with federal financial regulatory agencies, to issue regulations establishing methodologies for stress testing that provide for at least three different sets of conditions, including baseline, adverse, and severely adverse. The regulations also require banks to publish a summary of the results of the stress tests.
The Bank has developed a repeatable and comprehensive process to comply with the stress testing requirements, which involves the Board of Directors, Senior Management and Risk Management, along with third-party consultants who assist in this process. The Board of Directors receives regular updates as to the progress and challenges in complying with this regulatory requirement. The Bank submitted its stress tests results by July 31, 2017, as required, and published updated stress test results on October 25, 2017. The stress testing results affirmed the adequacy of the Bank’s capital, even under severe economic conditions. As the related methodologies and best practices for banks of Investors’ size continue to evolve, the stress testing process requires significant investment and we continue to seek ways to maximize shareholder value from the process while complying with regulatory requirements.
Volcker Rule
Under the provisions of the Volcker Rule we are prohibited from: (i) engaging in short-term proprietary trading for our own account; and (ii) having certain ownership interest in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and Investors Bank. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has also implemented a governance and control program to ensure appropriate oversight and ongoing compliance.

Consumer Protection and Consumer Financial Protection Bureau Supervision
The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”). The CFPB has rulemaking authority over all banks, and its examination and enforcement authority applies to banks at or greater than $10 billion in total assets. Investors Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Protection Laws. In addition, this agency is responsible for interpreting and enforcing a broad range of consumer protection laws (“Federal Consumer Protection Laws”) that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. This includes laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act.
In 2013, the CFPB issued final rules related to new mortgage servicing standards, and mortgage lending requirements that established a “qualified mortgage” which fulfills the Dodd-Frank Act requirement that mortgages be provided to borrowers with an ability to repay. These mortgage servicing and lending rules became effective in January 2014. These and other CFPB regulations have increased the Bank’s compliance expenses, and limit the terms under which the Bank can provide consumer financial products.
The Dodd-Frank Act permits states to adopt stricter consumer protection laws and for state attorneys general to enforce consumer protection rules issued by the CFPB. In addition, while the CFPB is under new leadership, it is too early to assess whether this will result in any major change to the supervision or enforcement focus of the CFPB. The Company expects that its business will remain subject to extensive regulations and supervision by the CFPB as well as applicable state consumer protection laws and regulations, which will continue to increase our operating and compliance costs.
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
Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Investors Bank currently complies with applicable loans-to-one-borrower limitations.
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

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Investors Bank whenever it deems an examination advisable. The Department engages in routine annual examinations of Investors Bank. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner may also seek the appointment of receiver or conservator for a New Jersey saving bank under certain conditions.
Federal Banking Regulation
Capital Requirements. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. In doing so, the Final Capital Rules:

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017 and further increased to 1.875% on January 1, 2018. The Conservation Buffer will increase to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2017 the Company and the Bank met the currently applicable Conservation Buffer of 1.25%.
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

As of December 31, 2017, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of December 31, 2017 (1)
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,732,757	11.00%	$993,750	4.00%	$1,242,188	5.00%
Common Equity Tier 1 Risk-Based Capital	2,732,757	13.94%	1,127,081	5.75%	1,274,092	6.50%
Tier 1 Risk-Based Capital	2,732,757	13.94%	1,421,102	7.25%	1,568,113	8.00%
Total Risk-Based Capital	2,964,721	15.13%	1,813,131	9.25%	1,960,141	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$3,072,783	12.36%	$994,164	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	3,072,783	15.67%	1,127,662	5.75%	n/a	n/a
Tier 1 Risk-Based Capital	3,072,783	15.67%	1,421,835	7.25%	n/a	n/a
Total Risk-Based Capital	3,304,747	16.85%	1,814,066	9.25%	n/a	n/a

(1)
For purposes of calculating Tier 1 leverage ratio, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

(2)	Prompt corrective action provisions do not apply to the bank holding company.
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
Federal Home Loan Bank System. Investors Bank is a member of the Federal Home Loan Bank system, which consists of the regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Banks provide a credit facility for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. The Federal Home Loan Banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective Boards of Directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.
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
Generally a receiver or conservator must be appointed for an institution that is “critically “undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings bank receives notice that it is undercapitalized,” “significantly “undercapitalized” or “critically undercapitalized.” Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
Investors Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2017.
Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Investors Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC’s assessment schedule ranges from 1.5 basis points to 40 basis points of average total assets less tangible capital. The FDIC has a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as Investors Bank. Large institutions (i.e., $10 billion more in assets) such as Investors Bank are subject to assessment based upon a detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed.  The total score is converted to an assessment rate, subject to certain adjustments. In addition, effective as of July 1, 2016 the FDIC implemented a requirement of the Dodd-Frank Act that institutions with assets of $10 billion or more be responsible for increasing the Deposit Insurance Fund reserve ratio from 1.15% to 1.35%.

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
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and continue to mature through 2019. For the fourth quarter of 2017, the annualized Financing Corporation assessment was equal to 0.54 basis points of total average assets less tangible capital.
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
Section 23A:

•
limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital and surplus, as defined in the applicable regulations. Such transactions with all affiliates are limited to an amount equal to 20% of such capital and surplus; and

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
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its insiders — executive officers, directors, principal shareholders (any owner of 10% or more of its stock) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Investors Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s capital and surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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

Federal Reserve System

Under Federal Reserve Board regulations, Investors Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $16.0 million and up to $122.3 million, and 10% against that portion of total transaction accounts in excess of up to $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. Investors Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.

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
On August 12, 2016, Investors Bank agreed to enter into an informal agreement (“Informal Agreement”) with the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Investors Bank agreed to; 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with BSA; 2) conduct a comprehensive validation of Investors Bank’s BSA/AML automated compliance system; and 3) develop, adopt and implement effective training programs relating to BSA. Investors Bank also agreed to review certain transactions and accounts for BSA and AML compliance and to establish a Compliance Committee of the Board. Numerous actions have been taken or commenced by Investors Bank to strengthen its BSA and AML compliance practices, policies, procedures and controls. Throughout 2017, Investors Bank has continued to enhance its risk management and compliance programs through process and technology improvements and increased qualified staff.
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
In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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
Taxation
Federal Taxation
General. Investors Bancorp, Inc. and its subsidiary are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Investors Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. On December 22, 2017, the President signed into law H.R. 1, also known as the Tax Cuts and Jobs Act (“Tax Act”). The new legislation reduces the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and will impact the manner in which the Company is taxed going forward. Investors Bancorp, Inc.’s federal tax returns are not currently under audit. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or its subsidiary.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2017, Investors Bank’s total federal pre-base year reserve was approximately $45.2 million.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Investors Bancorp, Inc. and its subsidiary have not been subject to the AMT and have no such amounts available as credits for carryover. On December 22, 2017, the President signed into law the Tax Act, which repealed the AMT on corporations for tax years beginning after December 31, 2017.
Net Operating Loss Carryovers. A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 2017, the Company had total federal net operating loss carryforwards of $6.1 million related to prior acquisitions. On December 22, 2017, the President signed into law the Tax Act, which eliminates, with certain exceptions, the net operating loss carryback period and permits an indefinite carryforward period, subject to 80 percent of taxable income, for net operating losses generated in tax years beginning after December 31, 2017.
Corporate Dividends-Received Deduction. Investors Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Investors Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from a corporation having less than 20% of its stock owned by the recipient corporation. On December 22, 2017, the President signed into law the Tax Act, which reduces the 70% dividends-received deduction to 50%, and the 80% dividends-received deduction to 65%, for tax years beginning after December 31, 2017.
State Taxation
New Jersey State Taxation. Investors Bancorp, Inc. and its subsidiary file separate New Jersey corporate business tax returns on an unconsolidated basis. Generally, the income of corporations and savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. On December 22, 2017, the President signed into law the Tax Act. The provisions of the New Jersey Corporation Business Tax Act continue to conform to federal taxing provisions in the same manner as prior to the enactment of the new legislation.
Investors Bancorp, Inc. is required to file a New Jersey income tax return and is generally subject to a state income tax at a 9% rate. If Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. At December 31, 2017, Investors Bancorp, Inc. currently meets the eligibility requirements and therefore elects to be taxed as a New Jersey Investment Company.
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
New York State Taxation. The New York State corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2017 was 28.3% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned entire net income. Investors Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2013 and 2014. On December 22, 2017, the President signed into law the Tax Act. Since the starting point for computing entire net income, the primary base of the New York general corporation franchise tax, is federal taxable income, the federal concepts of income and deductions which apply for New York franchise tax purposes, subject to statutory additions, subtractions and modifications, continue to apply in the same manner as prior to the enactment of the new legislation.
New York City Taxation. The Company and its affiliates are subject to the combined corporate tax for New York City calculated on a similar basis as the New York State franchise tax, subject to the New York City apportionment rules. While the majority of the Company’s entire net income is derived from outside of the New York City jurisdiction, the sourcing rules enacted by the 2015 tax law provisions have increased the income apportioned to New York City and in turn, caused an increase to our effective tax rate.
Pennsylvania Taxation. Considered a mutual thrift institution conducting business in Pennsylvania, Investors Bank is subject to the mutual thrift institutions tax. The mutual thrift institutions tax is imposed at the rate of 11.5% on apportionable net taxable income and is required to be reported and filed on the annual Net Income Tax Report. Mutual thrift institutions are exempt from all other Pennsylvania corporate taxes.
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
Investors Bank is subject to extensive regulation, supervision and examination by the NJDBI, our chartering authority, by the FDIC, as insurer of our deposits, and by the CFPB, with respect to consumer protection laws. As a bank holding company, Investors Bancorp is subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, restrictions on our ability to pay dividends and make other capital distributions to shareholders, restrictions on our ability to repurchase shares, the classification of our assets and the adequacy of our allowance for loan losses, compliance and privacy issues, Bank Secrecy Act and anti-money laundering compliance, and approval of merger transactions. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Investors Bank, Investors Bancorp and our operations.
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

If the bank regulators impose limitations on our commercial real estate lending activities, our earnings, dividend paying capacity and/or ability to repurchase shares could be adversely affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 420% of Bank total risk-based capital at December 31, 2017 and our commercial real estate loan portfolio increased by 62% during the preceding 36 months.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, the Bank’s primary federal regulator were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings, dividend paying capacity and/or ability to repurchase shares would be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses at December 31, 2017 of $231.0 million was 1.15% of total loans and 157.46% of non-performing loans at such date.
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
At December 31, 2017, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $14.39 billion, or 71.6% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate, C&I and construction loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Significant portions of our multi-family loan portfolio and commercial real estate portfolio and nearly all of our C&I loan portfolio are unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our multi-family loan portfolio has increased to $7.80 billion at December 31, 2017 from $3.99 billion at December 31, 2013. Our commercial real estate portfolio has increased to $4.55 billion at December 31, 2017 from $2.51 billion at December 31, 2013. Our C&I loan portfolio has increased to $1.63 billion at December 31, 2017 from $268.4 million at December 31, 2013. Consequently, a large portion of our multi-family loans and commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the economic environment since 2013. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. In addition, an increase in interest rates cause decreased prepayment of loans and mortgage-backed and related securities. Conversely, a reduction in interest rates causes increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2017, the fair value of our total securities portfolio was $3.81 billion. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. The economic value of equity analysis is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2017, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 6.5% or $44.1 million decrease in net interest income and 8.1% or $377.7 million decrease in economic value of equity.

Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at these lower levels. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. While we have experienced a recent rising short term interest rate environment, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability.

We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $15.62 billion at December 31, 2013 to $25.13 billion at December 31, 2017. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, acquire other banks and non-bank entities and enhance our market presence. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2017, $4.70 billion, or 27.1% of our total deposits, consisted of public funds deposits from local government entities, primarily domiciled in the state of New Jersey, such as townships, school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily interest-bearing demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Public funds deposits are an important source of funds for us and legislation concerning a State-chartered bank in New Jersey could challenge our overall strategies and potentially reduce the level of public fund deposits.
At December 31, 2017, we had $4.70 billion in municipal deposits from various municipalities and other governmental entities. Such deposits are generally used to fund our loans and investments. The State of New Jersey is considering creating a

State Bank, whose purpose would be to promote economic development, commerce, and industry in the State. It intends to permit State funds, including funds from State institutions and any State public source, to be held by the State Bank. Given the degree of our funding reliance on New Jersey-based municipal deposits and the potential lending ability of the proposed State Bank, we are uncertain of the impact this proposal may have on us. The possible loss of public funds on deposit may increase the costs of our funding needs, which could have a negative impact on our net income and negatively impact liquidity. The proposed legislation was only recently introduced, and there is no assurance it will become law, or will become law in its current form.

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

We may incur impairments to goodwill.
At December 31, 2017, we had approximately $77.6 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

Investors Bank Entered Into an Informal Agreement with the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance.
On August 12, 2016, Investors Bank agreed to enter into an informal agreement (“Informal Agreement”) with the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Investors Bank agreed to; 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with BSA; 2) conduct a comprehensive validation of Investors Bank’s BSA/AML automated compliance system; and 3) develop, adopt and implement effective training programs relating to BSA. Investors Bank also agreed to review certain transactions and accounts for BSA and AML compliance and to establish a BSA/AML Compliance Committee of the Board. Numerous actions have been taken or commenced by Investors Bank to strengthen its BSA and AML compliance practices, policies, procedures and controls. These remediation actions are ongoing. Investors Bank has enhanced its risk management and compliance programs through restructured reporting lines, improved technology and increased staff, including hiring senior personnel. The failure to achieve compliance with the requirements of the Informal Agreement could lead to further action by the FDIC and NJDOBI, which could include fines and penalties that would adversely affect Investors Bank. The ultimate costs to remediate are unknown and could adversely affect our growth prospects, financial condition and results of operations.

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
We have expanded our presence throughout our market area and may pursue further expansion through de novo branching or the purchase of branches from other financial institutions. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

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

The Dodd-Frank Act and its implementing regulations have increased our costs of operations.
The Dodd-Frank Act significantly changed the bank regulatory structure and the intensity of supervision relating to the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, most of which are now in place. The CFPB is under new leadership but it is too early to assess whether this will result in any major change to the supervision or enforcement focus of the CFPB. The Company expects that its business will remain subject to extensive regulations and supervision by the CFPB as well as applicable state consumer protection laws and regulations, which will continue to increase our operating and compliance costs.
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Investors Bank. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act modified the federal preemption rules that have been applicable for national banks and federal savings associations, and gave state attorneys general the ability to enforce federal consumer protection laws.
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
Pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement the Volcker Rule. Generally, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. The Volcker Rule prohibitions and restrictions apply to banking entities of any size, including Investors Bancorp, unless an exception applies.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.
In 2015, the FDIC and the Federal Reserve Board instituted a new rule which substantially amended the regulatory risk-based capital rules applicable to Investors Bank and Investors Bancorp. This rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The rule included new minimum risk-based capital and leverage ratios, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 to risk-based capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4% under prior rules); (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also established a “capital conservation buffer” of 2.5% of common equity Tier 1 capital, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital to risk-based assets ratio of 10.5%. The required minimum capital conservation buffer was phased in incrementally and increased to 1.25% on January 1, 2017 and further increased to 1.875% on January 1, 2018. The Conservation Buffer will increase to 2.5% on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements for Investors Bank and Investors Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

Certain CFPB regulations may continue to restrict our ability to originate and sell mortgage loans.
The CFPB issued a rule which requires lenders to make a reasonable, good faith determination of a borrower’s ability to repay a mortgage loan. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•interest-only payments;
•negative-amortization; and
•terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could continue to limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

We may be adversely affected by changes in U.S. tax laws and regulations.
The Tax Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. The new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums and executive compensation, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, under ASC 740, Income Taxes, companies are required to recognize the effect of tax law changes in the period of enactment. As a result of the lower corporate tax rate, the resulting impact of the re-measurement of the Company’s deferred tax balances was $49.2 million, which was recorded as a tax expense in the fourth quarter of 2017. The impact of the Tax Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance.

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
Competition in the banking and financial services and non bank industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In addition, we compete with numerous online financial service providers who compete in the new digital fintech marketplace and who may not be subject to our regulatory requirements. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger bank and non bank competitors may be able to price loans and deposits more aggressively than we can. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Item 1. Business.”

Any future increase in FDIC insurance premiums will adversely impact our earnings.
As a “large institution” within the meaning of FDIC regulations (i.e., greater than $10 billion in assets), Investors Bank’s deposit insurance premium is determined differently than smaller banks.  Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments.  Large institutions are subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments.

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

Failures or material breaches in security of the Company’s systems and telecommunications networks, or those of a third-party service provider, may have a material adverse effect on our results of operations, financial condition and earnings.
Investors Bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both the Bank and third-party service providers. Our necessary dependence upon automated systems to record and process transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. The Bank has security and backup recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not be inoperable, to the extent possible. Our inability to use or access those information systems at critical points in time could unfavorably impact the timeliness and efficiency of the Bank’s business operations. Risks to our systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees or others. As one example, in recent years, some banks have experience denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information. The Bank is also at risk from the impact of natural disasters, terrorism and international hostilities on its systems or from the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which the Bank conducts business.
The Bank could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. The Bank is further exposed to the risk that its third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as the Bank). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability.
Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. The Bank may not be able to prevent employee errors or misconduct, and the precautions the Bank takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Bank to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of the population of the United States than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although the Bank has policies and procedures in place to verify the authenticity of its customers, the Bank cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.
The Bank has implemented security controls to prevent unauthorized access to its computer systems and requires its third-party service providers to maintain similar controls. However, we cannot be certain that these measures will be successful. A security breach of our computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. The Bank could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with the Bank. In addition, unauthorized access to or use of sensitive data could subject the Bank to litigation and liability, and costs to prevent further such occurrences.
Further, the Bank may be affected by data breaches at retailers and other third parties who participate in data interchanges with the Bank and its customers that involve the theft of customer debit card data, which may include the theft of the Bank debit card PIN numbers and card information used to make purchases at such retailers and other third parties. Such data breaches could result in the Bank incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on the Bank’s results of operations. To date, the Bank has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that the Bank will not suffer such attacks or attempted breaches, or incur resulting losses, in the future. The Bank’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats. The Bank plans to continue to implement internet and mobile banking capabilities to meet customer demand and the current economic environment. As cyber and other data security threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.
The Bank’s assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. Investors Bank uses several third-party vendors who have access to Investors Bank’s assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom and theft.
All of the types of cyber incidents discusses above could result in damage to the Bank’s reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence, all of which could result in financial loss and material adverse effects on the Bank’s results of operations, financial condition and earnings.

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

We continue to expand our business lending efforts, which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we have expanded our lending team to include leveraged lending teams as well as a healthcare lending team. We will continue to explore other markets within business lending. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi-family loans, which could have a negative effect on our results of operations. In addition, because we are not as experienced with these new loan products, we may require additional time and resources for offering and managing such products effectively or may be unsuccessful in offering such products at a profit.

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
At December 31, 2017, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with operation centers located in Iselin, Robbinsville and Dunellen, New Jersey as well as lending offices in Short Hills, Robbinsville, Mount Laurel, Spring Lake, Newark, Manhattan, Queens, Brooklyn, Melville, as well as a full-service branch network of 156 offices.

ITEM 3.	LEGAL PROCEEDINGS
The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 23, 2018 was approximately 8,600. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2017			Year Ended December 31, 2016
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$15.11	$13.39	$0.08	$12.37	$10.77	$0.06
Second Quarter	14.85	12.89	0.08	12.05	10.67	0.06
Third Quarter	13.80	12.48	0.08	12.30	10.71	0.06
Fourth Quarter	14.68	13.06	0.09	14.39	11.58	0.08
 Since 2012, we have been paying quarterly cash dividends to our stockholders, however stockholders are not entitled to receive dividends. We pay dividends to stockholders quarterly. The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock. In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2012 through December 31, 2017, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Investors Bancorp, Inc.	100.00	145.26	164.41	186.03	213.31	217.45
SNL U.S. Bank and Thrift	100.00	136.92	152.85	155.94	196.86	231.49
SNL U.S. Thrift	100.00	128.33	138.02	155.20	190.11	188.72
Source: S&P Global Market Intelligence, New York, NY
Stock Repurchases

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2017 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	75,841	$13.53	74,300	17,365,176
November 1, 2017 through November 30, 2017	15,917	$13.69	—	17,365,176
December 1, 2017 through December 31, 2017	264	$14.20	—	17,365,176
Total	92,022	$13.56	74,300
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 17,365,176 shares yet to be repurchased as of December 31, 2017.
(2) 17,722 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. As a result of the completion of the second step conversion on May 7, 2014, all share information prior to that date has been revised to reflect the 2.55-to-one exchange ratio. For additional information, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$25,129,244	$23,174,675	$20,888,684	$18,773,639	$15,623,070
Loans receivable, net	19,852,101	18,569,855	16,661,133	14,887,570	12,882,544
Loans held-for-sale	5,185	38,298	7,431	6,868	8,273
Securities held-to-maturity	1,796,621	1,755,556	1,844,223	1,564,479	831,819
Securities available-for-sale, at estimated fair value	1,987,727	1,660,433	1,304,697	1,197,924	785,032
Bank owned life insurance	155,635	161,940	159,152	161,609	152,788
Deposits	17,357,697	15,280,833	14,063,656	12,172,326	10,718,811
Borrowed funds	4,461,533	4,546,251	3,263,090	2,766,104	3,367,274
Goodwill	77,571	77,571	77,571	77,571	77,571
Stockholders’ equity	3,125,451	3,123,245	3,311,647	3,577,855	1,334,327

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest and dividend income	$881,683	$793,521	$731,723	$660,862	$545,068
Interest expense	201,907	153,336	136,639	118,891	109,642
Net interest income	679,776	640,185	595,084	541,971	435,426
Provision for loan losses	16,250	19,750	26,000	37,500	50,500
Net interest income after provision for loan losses	663,526	620,435	569,084	504,471	384,926
Non-interest income	35,637	37,201	40,125	41,861	36,571
Non-interest expenses	418,574	358,564	328,332	339,860	245,711
Income before income tax expense	280,589	299,072	280,877	206,472	175,786
Income tax expense (1)	153,845	106,947	99,372	74,751	63,755
Net income	$126,744	$192,125	$181,505	$131,721	$112,031
Earnings per share — basic	$0.44	$0.65	$0.55	$0.38	$0.40
Earnings per share — diluted	$0.43	$0.64	$0.55	$0.38	$0.40

(1) Income tax expense for the year ended December 31, 2017 includes $49.2 million related to the enactment of the Tax Act in December 2017.

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.52%	0.88%	0.92%	0.76%	0.83%
Return on assets - Adjusted (1)	0.73%	0.88%	0.92%	0.76%	0.83%
Return on equity (ratio of net income to average equity)	4.00%	6.06%	5.26%	4.71%	10.00%
Return on equity - Adjusted (1)	5.56%	6.06%	5.26%	4.71%	10.00%
Net interest rate spread (2)	2.67%	2.83%	2.91%	3.08%	3.24%
Net interest margin (3)	2.89%	3.04%	3.12%	3.27%	3.37%
Efficiency ratio (4)	58.51%	52.93%	51.69%	58.21%	52.06%
Non-interest expenses to average total assets	1.73%	1.64%	1.66%	1.96%	1.82%
Average interest-earning assets to average interest-bearing liabilities	1.26x	1.29x	1.30x	1.28x	1.15x
Dividend payout ratio (5)	75.00%	40.00%	45.45%	31.58%	19.61%
Asset Quality Ratios:
Non-performing assets to total assets	0.61%	0.47%	0.69%	0.81%	0.95%
Non-accrual loans to total loans	0.68%	0.50%	0.68%	0.72%	0.77%
Allowance for loan losses to non-performing loans (6)	157.46%	220.18%	158.43%	139.10%	124.30%
Allowance for loan losses to total loans	1.15%	1.21%	1.29%	1.33%	1.33%
Capital Ratios:
Tier 1 leverage ratio (7)	11.00%	12.03%	12.41%	12.79%	8.20%
Common equity tier 1 risk-based (7)	13.94%	14.75%	15.87%	n/a	n/a
Tier 1 risk-based capital (7)	13.94%	14.75%	15.87%	17.01%	10.14%
Total-risk-based capital (7)	15.13%	15.99%	17.12%	18.26%	11.39%
Equity to total assets	12.44%	13.48%	15.85%	19.06%	8.54%
Tangible equity to tangible assets (8)	12.10%	13.10%	15.43%	18.60%	7.90%
Average equity to average assets	13.06%	14.52%	17.41%	16.16%	8.32%
Other Data:
Book value per common share (8)	$10.64	$10.53	$10.30	$10.39	$9.85
Tangible book value per common share (8)	$10.31	$10.18	$9.97	$10.08	$9.04
Number of full service offices	156	151	140	132	129
Full time equivalent employees	1,931	1,829	1,734	1,682	1,541

(1)
The adjusted return on assets and adjusted return on equity ratios for the year ended December 31, 2017 exclude $49.2 million of income tax expense related to the enactment of the Tax Act in December 2017.

(2)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	The dividend payout ratio represents dividends paid per share divided by net income per share.

(6)	Non-performing loans include non-accrual loans and performing troubled debt restructured loans.

(7)
Ratios are for Investors Bank and do not include capital retained at the holding company level. The information presented prior to December 31, 2015 reflect the requirements in effect at that time, as the Basel III requirements became effective on January 1, 2015, see “Item 1. Business - Supervision and Regulation”.

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
A flattening of the yield curve, caused primarily by rising short term interest rates combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment. We continue to actively manage our interest rate risk against a backdrop of slow but positive economic growth and the potential for additional increases in short-term rates. If short-term interest rates increase, we may be subject to near-term net interest margin compression. Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further.
Our results of operations are also significantly affected by general economic conditions. In December 2017, the Tax Act was enacted which reduced our federal tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017. This however resulted in the Company recognizing a $49.2 million increase to income tax expense for the quarter and year ended December 31, 2017 as a result of revaluing our deferred tax assets. While the consumer continues to benefit from lower energy costs and improved housing and employment metrics, the velocity of economic growth, domestically and internationally, while recently improving may be negatively impacted by rising interest rates.
Total assets increased $1.95 billion, or 8.4%, to $25.13 billion at December 31, 2017 from $23.17 billion at December 31, 2016. Net loans increased $1.28 billion, or 6.9%, to $19.85 billion at December 31, 2017 from $18.57 billion at December 31, 2016, while securities increased $368.4 million, or 10.8%, to $3.78 billion at December 31, 2017 from $3.42 billion at December 31, 2016. During the year ended December 31, 2017, we originated or funded $1.16 billion in multi-family loans, $705.1 million in commercial real estate loans, $663.4 million in commercial and industrial loans, $516.5 million in residential loans, $414.2 million in construction loans and $133.0 million in consumer and other loans. Our loan growth in 2017 was slower than in previous years, reflecting, in part the highly competitive nature of originating loans in the New York and New Jersey metropolitan markets. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios. The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 12.44% at December 31, 2017 from 13.48% at December 31, 2016. Since the commencement of our first stock repurchase plan in March 2015 through December 31, 2017, the Company has repurchased a total of 67.4 million shares at an average cost of $11.95 per share totaling $805.4 million. Stockholders’ equity was impacted for the year ended December 31, 2017 by the repurchase of 4.5 million shares of common stock for $59.1 million as well as cash dividends of $0.33 per share totaling $101.6 million.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing investments in our people. We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add key personnel as our Company grows and our business changes. In August 2016 we entered into an informal agreement with the FDIC and NJDOBI with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Our BSA/AML team continues to work diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company.

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
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance has been ascribed to those loans.
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
Our lending emphasis has been the origination of multi-family loans; commercial real estate loans; commercial and industrial loans; one- to four-family residential mortgage loans secured by one- to four-family residential real estate; construction loans; and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. We also originate home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
Deferred Income Taxes. The Company records income taxes in accordance with ASC 740, Income Taxes, as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards became deductible. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
Investment Impairment Judgments. Certain of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.
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
If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.
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
Derivative Financial Instruments. As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated balance sheets at fair value.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives, if any, would be recognized directly in earnings.
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total Assets. Total assets increased by $1.95 billion, or 8.4%, to $25.13 billion at December 31, 2017 from $23.17 billion at December 31, 2016. Net loans increased by $1.28 billion to $19.85 billion at December 31, 2017, securities increased by $368.4 million, or 10.8%, to $3.78 billion at December 31, 2017 from $3.42 billion at December 31, 2016 and cash increased by $454.2 million to $618.4 million at December 31, 2017 from $164.2 million at December 31, 2016.
Net Loans. Net loans increased by $1.28 billion, or 6.9%, to $19.85 billion at December 31, 2017 from $18.57 billion at December 31, 2016. The detail of the loan portfolio (including PCI loans) is below:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$7,802,835	7,459,131
Commercial real estate loans	4,548,101	4,452,300
Commercial and industrial loans	1,625,375	1,275,283
Construction loans	416,883	314,843
Total commercial loans	14,393,194	13,501,557
Residential mortgage loans	5,026,517	4,711,880
Consumer and other	671,137	597,265
Total Loans	20,090,848	18,810,702
Deferred fees and premiums on purchased loans, net	(7,778)	(12,474)
Allowance for loan losses	(230,969)	(228,373)
Net loans	$19,852,101	$18,569,855
During the year ended December 31, 2017, we originated or funded $1.16 billion in multi-family loans, $705.1 million in commercial real estate loans, $663.4 million in commercial and industrial loans, $516.5 million in residential loans, $414.2 million in construction loans and $133.0 million in consumer and other loans. This increase in net loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $140.2 million for the year ended December 31, 2017. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the year ended December 31, 2017, we purchased loans totaling $442.2 million from these entities.

The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	5	$15.0	4	$14.2	6	$19.0	2	$0.5	2	$0.5
Commercial real estate	37	34.0	31	35.3	36	75.6	24	8.2	24	9.2
Commercial and industrial	11	10.0	6	1.9	5	1.8	4	2.2	8	4.7
Construction	1	0.3	—	—	—	—	—	—	—	—
Total commercial loans	54	59.3	41	51.4	47	96.4	30	10.9	34	14.4
Residential and consumer	427	76.4	417	74.3	447	81.0	470	76.2	478	79.9
Total non-accrual loans	481	$135.7	458	$125.7	494	$177.4	500	$87.1	512	$94.3
Accruing troubled debt restructured loans	49	$11.0	58	$13.4	45	$11.7	47	$12.2	42	$9.4
Non-accrual loans to total loans		0.68%		0.63%		0.89%		0.45%		0.50%
Allowance for loan losses as a percent of non-accrual loans		170.17%		183.09%		129.68%		265.16%		242.24%
Allowance for loan losses as a percent of total loans		1.15%		1.15%		1.16%		1.18%		1.21%
Total non-accrual loans increased to $135.7 million at December 31, 2017 compared to $94.3 million at December 31, 2016. Included in the increase were $13.9 million of multi family loans, $5.6 million of commercial real estate loans and $6.4 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. For the year ended December 31, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans, resulting in no charge-off recorded through the allowance. There were no sales of non-performing loans during 2016. Classified loans as a percentage of total loans increased to 2.17% at December 31, 2017 from 1.00% at December 31, 2016. We continue to proactively and diligently work to resolve our troubled loans. At December 31, 2017, our allowance for loan losses as a percent of total loans was 1.15%. At December 31, 2017, there were $43.9 million of loans deemed as TDRs, of which $27.3 million were residential and consumer loans, $14.5 million were commercial real estate loans, $1.3 million were commercial and industrial loans and $918,000 were multi-family loans. TDRs of $11.0 million were classified as accruing and $32.9 million were classified as non-accrual at December 31, 2017.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2017, the Company has deemed potential problem loans, excluding PCI loans, totaling $25.4 million, which is comprised of 8 commercial real estate loans totaling $6.8 million, 12 commercial and industrial loans totaling $4.6 million and 7 multi-family loans totaling $14.0 million. Management is actively monitoring all of these loans.
The allowance for loan losses increased by $2.6 million to $231.0 million at December 31, 2017 from $228.4 million at December 31, 2016. The increase in our allowance for loan losses from December 31, 2016 is due to the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At December 31, 2017, our allowance for loan losses as a percent of total loans was 1.15%.

Securities. Securities are held primarily for liquidity, interest rate risk management and yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, the Company may invest in equity securities subject to certain limitations. Purchase decisions are based upon a thorough analysis of each security to determine if it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Securities are classified as held-to-maturity or available-for-sale when purchased.
At December 31, 2017, our securities portfolio represented 15.1% of our total assets. Securities, in the aggregate, increased by $368.4 million, or 10.8%, to $3.78 billion at December 31, 2017 from $3.42 billion at December 31, 2016. This increase was a result of purchases partially offset by paydowns and sales.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB decreased by $6.3 million, or 2.7% to $231.5 million at December 31, 2017 from $237.9 million at December 31, 2016. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $155.6 million at December 31, 2017 and $161.9 million at December 31, 2016. Other assets were $3.8 million at December 31, 2017 and $14.5 million at December 31, 2016.
Deposits.  At December 31, 2017, deposits totaled $17.36 billion, representing 78.9% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
Deposits increased by $2.08 billion, or 13.6%, from $15.28 billion at December 31, 2016 to $17.36 billion at December 31, 2017. Total checking accounts increased $1.24 billion to $7.33 billion at December 31, 2017 from $6.09 billion at December 31, 2016. At December 31, 2017, we held $13.90 billion in core deposits, representing 80.1% of total deposits, of which $709.7 million are brokered money market deposits. At December 31, 2017, $3.46 billion, or 19.9%, of our total deposit balances were certificates of deposit, of which included $759.5 million of brokered certificates of deposit.
Borrowed Funds.  Our FHLB borrowings, frequently referred to as advances, are collateralized by our residential and commercial mortgage portfolios. Borrowed funds decreased by $84.7 million, or 1.9%, to $4.46 billion at December 31, 2017 from $4.55 billion at December 31, 2016 to help fund the continued growth of the loan portfolio.
Stockholders’ Equity. Stockholders’ equity increased by $2.2 million to $3.13 billion at December 31, 2017 from $3.12 billion at December 31, 2016. The increase was primarily attributed to net income of $126.7 million and share-based plan activity of $36.2 million for the year ended December 31, 2017. These increases were partially offset by cash dividends of $0.33 per share totaling $101.6 million and the repurchase of 4.5 million shares of common stock for $59.1 million for the year ended December 31, 2017.
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

	For the Year Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$272,382	$2,164	0.79%	$144,610	$342	0.24%	207,331	$225	0.11%
Securities available-for-sale	1,850,586	37,291	2.02	1,398,373	25,515	1.82	1,245,745	22,646	1.82
Securities held-to-maturity	1,704,333	44,923	2.64	1,836,692	42,643	2.32	1,708,176	38,547	2.26
Net loans	19,414,842	783,938	4.04	17,479,932	715,901	4.10	15,716,010	663,424	4.22
Stock in FHLB	243,409	13,367	5.49	204,735	9,120	4.45	172,367	6,881	3.99
Total interest-earning assets	23,485,552	881,683	3.75	21,064,342	793,521	3.77	19,049,629	731,723	3.84
Non-interest-earning assets	758,134			779,138			770,262
Total assets	$24,243,686			$21,843,480			$19,819,891
Interest-bearing liabilities:
Savings deposits	$2,107,363	$8,395	0.40%	$2,096,769	$6,304	0.30%	$2,235,703	$6,402	0.29%
Interest-bearing checking	4,383,110	37,091	0.85	3,381,909	16,268	0.48	2,735,513	9,642	0.35
Money market accounts	4,240,775	34,366	0.81	3,925,095	25,621	0.65	3,564,311	24,136	0.68
Certificates of deposit	3,202,312	33,691	1.05	3,161,843	33,864	1.07	2,972,611	31,234	1.05
Total interest-bearing deposits	13,933,560	113,543	0.81	12,565,616	82,057	0.65	11,508,138	71,414	0.62
Borrowed funds	4,675,626	88,364	1.89	3,816,087	71,279	1.87	3,157,311	65,225	2.07
Total interest-bearing liabilities	18,609,186	201,907	1.08	16,381,703	153,336	0.94	14,665,449	136,639	0.93
Non-interest-bearing liabilities	2,468,005			2,289,036			1,702,945
Total liabilities	21,077,191			18,670,739			16,368,394
Stockholders’ equity	3,166,495			3,172,741			3,451,497
Total liabilities and stockholders’ equity	$24,243,686			$21,843,480			$19,819,891
Net interest income		$679,776			$640,185			$595,084
Net interest rate spread (1)			2.67%			2.83%			2.91%
Net interest-earning assets (2)	$4,876,366			$4,682,639			$4,384,180
Net interest margin (3)			2.89%			3.04%			3.12%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26			1.29			1.30

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Years Ended December 31, 2017 vs. 2016			Years Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$310	1,512	1,822	$(86)	203	117
Securities available-for-sale	8,279	3,497	11,776	2,772	97	2,869
Securities held-to-maturity	(1,582)	3,862	2,280	3,103	993	4,096
Net loans	82,931	(14,894)	68,037	77,752	(25,275)	52,477
Stock in FHLB	1,719	2,528	4,247	1,387	852	2,239
Total interest-earning assets	91,657	(3,495)	88,162	84,928	(23,130)	61,798
Interest-bearing liabilities:
Savings deposits	31	2,060	2,091	(351)	253	(98)
Interest-bearing checking	4,760	16,063	20,823	2,576	4,050	6,626
Money market accounts	2,031	6,714	8,745	2,524	(1,039)	1,485
Certificates of deposit	447	(620)	(173)	2,024	606	2,630
Total deposits	7,269	24,217	31,486	6,773	3,870	10,643
Borrowed funds	16,240	845	17,085	12,607	(6,553)	6,054
Total interest-bearing liabilities	23,509	25,062	48,571	19,380	(2,683)	16,697
Increase in net interest income	$68,148	(28,557)	39,591	$65,548	(20,447)	45,101
Comparison of Operating Results for the Year Ended December 31, 2017 and 2016
Net Income.  Net income for the year ended December 31, 2017 was $126.7 million compared to net income of $192.1 million for the year ended December 31, 2016. Included in net income for 2017 was a $49.2 million increase to income tax expense related to the enactment of the Tax Act due to the revaluation of the Company’s deferred tax assets.
Net Interest Income.  Net interest income increased by $39.6 million, or 6.2%, to $679.8 million for the year ended December 31, 2017 from $640.2 million for the year ended December 31, 2016. The net interest margin decreased 15 basis points to 2.89% for the year ended December 31, 2017 from 3.04% for the year ended December 31, 2016.
Interest and Dividend Income. Total interest and dividend income increased by $88.2 million, or 11.1%, to $881.7 million for the year ended December 31, 2017. Interest income on loans increased by $68.0 million, or 9.5%, to $783.9 million for the year ended December 31, 2017, as a result of a $1.93 billion, or 11.1%, increase in the average balance of net loans to $19.41 billion for the year ended December 31, 2017, primarily attributed to the growth in the commercial loan portfolio. This increase was offset by a decrease of 6 basis points in the weighted average yield on net loans to 4.04%. Prepayment penalties, which are included in interest income, totaled $17.3 million for the year ended December 31, 2017 compared to $22.0 million for the year ended December 31, 2016. Interest income on all other interest-earning assets, excluding loans, increased by $20.1 million, or 25.9%, to $97.7 million for the year ended December 31, 2017 which is attributable to a $486.3 million increase in the average balance of all other interest earning assets, excluding loans, to $4.07 billion for the year ended December 31, 2017. In addition, the weighted average yield on interest-earning assets, excluding loans, increased 23 basis points to 2.40%.
Interest Expense. Total interest expense increased by $48.6 million, or 31.7%, to $201.9 million for the year ended December 31, 2017. Interest expense on interest-bearing deposits increased $31.5 million, or 38.4%, to $113.5 million for the year ended December 31, 2017. The average balance of total interest-bearing deposits increased $1.37 billion, or 10.9%, to $13.93 billion for the year ended December 31, 2017. In addition, the weighted average cost of interest-bearing deposits increased 16 basis points to 0.81% for the year ended December 31, 2017. Interest expense on borrowed funds increased by $17.1 million, or

24.0%, to $88.4 million for the year ended December 31, 2017. The average balance of borrowed funds increased $859.5 million or 22.5%, to $4.68 billion for the year ended December 31, 2017. In addition, the weighted average cost of borrowings increased 2 basis points to 1.89% for the year ended December 31, 2017.
Non-Interest Income.  Total non-interest income decreased by $1.6 million, or 4.2%, to $35.6 million for the year ended December 31, 2017. Gain on securities transactions decreased $1.8 million for the year ended December 31, 2017. In addition, gain on loans decreased $1.6 million and other income decreased $1.1 million attributed to non-depository investment products. These decreases were offset by an increase of $3.2 million in fees and service charges for the year ended December 31, 2017.
Non-Interest Expense. Total non-interest expense was $418.6 million for the year ended December 31, 2017, an increase of $60.0 million, or 16.7%, as compared to the year ended December 31, 2016. In December 2017, we announced a plan to reduce operating expenses including a workforce reduction and the closure of branches. This plan resulted in the recognition of $5.9 million of expenses during the year ended December 31, 2017 attributed to $3.4 million of severance benefits and $2.5 million related to the branch closures. In addition, professional fees increased $18.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, largely attributable to BSA remediation efforts and the continued risk management infrastructure enhancements. Compensation and fringe benefits increased $17.1 million, excluding the workforce reduction severance benefits, for the year ended December 31, 2017 as a result of additions to our staff to support continued growth and continued build out of our risk management and operating infrastructure, as well as normal merit increases, partially offset by lower pension costs. Advertising and promotional expenses increased $5.8 million due to our current advertising campaigns and federal insurance premiums increased $4.4 million for the year ended December 31, 2017.
Income Taxes. Income tax expense was $153.8 million and $106.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. In December 2017, the Tax Act was enacted and resulted in the Company recognizing a $49.2 million increase to income tax expense due to the revaluation of the Company’s deferred tax assets during the year ended December 31, 2017. The effective tax rate was 54.8% for the year ended December 31, 2017 and 35.8% for the year ended December 31, 2016. Additionally, income tax expense includes the excess tax benefits related to the Company’s stock plans of $1.7 million for the year ended December 31, 2017 and $10.4 million for the year ended December 31, 2016.
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
Non-Interest Income. Total non-interest income decreased by $2.9 million, or 7.3%, to $37.2 million for the year ended December 31, 2016. Gain on loans decreased for the year ended December 31, 2016 primarily as a result of fewer loan sales at the Bank. Loan sales at our mortgage subsidiary were consistent year over year. In addition, gain on sale of other real estate owned decreased $1.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. These decreases were offset by an increase of $2.1 million in gain on securities transactions for the year ended December 31, 2016 primarily due to the sale of securities totaling $69.1 million, resulting in a gain of $3.1 million.
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
The adoption of ASU No. 2016-09 resulted in a tax benefit of $10.4 million for the year ended December 31, 2016. The tax rate for the year ended December 31, 2015 includes a tax benefit realized from revaluing the Company’s deferred tax asset as a result of the New York City tax law reform enacted in 2015 and a discrete item related to a net operating loss carryforward on a prior acquisition.
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

We use various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of December 31, 2017 and December 31, 2016 the Company has cash flow hedges with aggregate notional amounts of $900.0 million and $400.0 million, respectively.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At December 31, 2017, 25% of our total loan portfolio was comprised of residential mortgages, of which approximately 33% was in variable rate products, while 67% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.

We use an internally managed and implemented industry standard asset/ liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.

Our net interest income sensitivity analysis determines the relative balance between the repricing of assets and liabilities over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates, reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the rate forecasts and assumptions used in the analysis may not reflect actual experiences. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediately changed interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates, reinvestment rates and deposit decay rates.

Quantitative Analysis. The table below sets forth, as of December 31, 2017, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$4,288,102	(377,715)	(8.1)%	$628,982	(44,054)	(6.5)%
0bp	$4,665,817	—	—	$673,036	—	—
-100bp	$4,774,987	109,170	2.3%	$693,003	19,967	3.0%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at December 31, 2017, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 8.1% decrease in EVE and a $44.1 million, or 6.5%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 2.3% increase in EVE and a $20.0 million, or 3.0%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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

Liquidity and Capital Resources
Liquidity is the ability to economically meet current and future financial obligations. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit, brokered deposits and other borrowings from the FHLB and other correspondent banks.
A primary source of funds is cash provided by cash flows on loans and securities. Principal repayments on loans for the years ended December 31, 2017, 2016 and 2015 were $2.81 billion, $3.30 billion and $2.95 billion, respectively. Principal repayments on securities for the years ended December 31, 2017, 2016 and 2015 were $660.3 million, $671.3 million and $553.2 million, respectively. There were sales of securities during years ended December 31, 2017 and 2016 of $102.1 million and $72.2 million, respectively. There were no sales of securities during the year ended December 31, 2015. Included in principal repayments for the year ended December 31, 2015 were security payoffs of $2.6 million.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 totaled $302.4 million, $227.1 million and $536.1 million, respectively. For the years ended December 31, 2017, 2016 and 2015 deposits increased $2.08 billion, $1.22 billion and $1.89 billion, respectively. Deposit flows are affected by the overall level of and direction of changes in market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
For the year ended December 31, 2017 net borrowed funds decreased $84.7 million. For the years ended December 31, 2016 and 2015, net borrowed funds increased $1.28 billion, and $497.0 million, respectively largely due to new loan originations outpacing deposit growth.
Our primary use of funds are for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2017, 2016 and 2015, we originated loans of $3.60 billion, $5.08 billion and $4.92 billion, respectively. During the years ended December 31, 2017, 2016 and 2015 we purchased loans of $540.9 million, $141.6 million and $198.6 million, respectively. During the year ended December 31, 2017, 2016 and 2015 we purchased securities of $1.15 billion, $1.04 billion and $957.9 million, respectively. In addition, we utilized $59.1 million, $363.4 million and $382.9 million during the years ended December 31, 2017, 2016 and 2015, respectively, to repurchase shares of our common stock under our stock repurchase plans.
At December 31, 2017, we had commitments to originate commercial loans of $347.9 million. Additionally, we had commitments to originate residential loans of approximately $143.4 million and purchase residential loans of $168.2 million. Unused home equity lines of credit and undisbursed business and constructions loans totaled approximately $1.22 billion at December 31, 2017. Certificates of deposit due within one year of December 31, 2017 totaled $2.84 billion, or 16.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other certificates of deposit and wholesale funding. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017.
Liquidity management is both a short and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $618.4 million. Securities, which provide additional sources of liquidity, totaled $3.78 billion at December 31, 2017. If we require funds beyond our ability to generate them internally, we have wholesale funding alternatives, which provide an additional source of funds. At December 31, 2017, our borrowing capacity at the FHLB was $11.58 billion, of which we had outstanding borrowings of $8.03 billion, which included letters of credit totaling $3.70 billion. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $475.0 million, of which no balance was outstanding at December 31, 2017.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$731,000	$1,694,349	$1,400,703	$505,000	$4,331,052
Repurchase agreements	130,481	—	—	—	130,481
Operating leases	24,017	66,009	51,942	80,571	222,539
Total	$885,498	$1,760,358	$1,452,645	$585,571	$4,684,072

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. For the year ended December 31, 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. These derivatives had an aggregate notional amount of $900.0 million as of December 31, 2017. The fair value of the derivatives as of December 31, 2017 was a liability of $613,000. In accordance with the Chicago Mercantile Exchange (“CME”) rulebook changes effective January 3, 2017, the fair value is inclusive of accrued interest and variation margin posted by the CME.
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
Recent Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017).  ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $4.6 million, reflected in the Consolidated Statements of Stockholders’ Equity. See Footnote 18, Comprehensive Income, for further details.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 718): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. The Company early adopted ASU 2017-12 on January 1, 2018 which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating its provisions to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The Company adopted ASU 2017-07 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The update is to be applied prospectively. The Company does not expect ASU No. 2017-04 to have a material impact on the Company’s Consolidated Financial Statements.
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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU provide a practical way to determine when a set of assets and activities is not a business. The screen provided in this ASU requires that when all or substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments also provide other considerations to determine whether a set is a business if the screen is not met. The update is to be applied prospectively. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this new guidance did not have a material impact on the determination of whether future acquisitions are considered a business combination and the resulting impact on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU addresses the recognition of current and deferred taxes for an intra-entity asset transfer and amends current U.S. GAAP by eliminating the exception for intra-entity transfers of assets other than inventory to defer such recognition until sale to an outside party. The Company adopted ASU 2016-16 on January 1, 2018, which did not have an impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 on January 1, 2018, which did not have a material impact on the Company’s results of operations, financial position, and liquidity due to the Company’s proportionately small portfolio of equity securities.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company adopted ASU 2014-09 on January 1, 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard does not have a material impact on the Company’s Consolidated Financial Statements. The Company’s implementation efforts have included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While there were no material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate the need for additional disclosures.

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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s report on internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This report appears on page 67.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 2018.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 2018. Information regarding equity compensation plans is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 2018.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1954.
Short Hills, New Jersey
March 1, 2018

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Investors Bancorp, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2018

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(In thousands except share data)
ASSETS
Cash and cash equivalents	$618,394	164,178
Securities available-for-sale, at estimated fair value	1,987,727	1,660,433
Securities held-to-maturity, net (estimated fair value of $1,820,125 and $1,782,801 at December 31, 2017 and 2016, respectively)	1,796,621	1,755,556
Loans receivable, net	19,852,101	18,569,855
Loans held-for-sale	5,185	38,298
Federal Home Loan Bank stock	231,544	237,878
Accrued interest receivable	72,855	65,969
Other real estate owned	5,830	4,492
Office properties and equipment, net	180,231	177,417
Net deferred tax asset	121,663	222,277
Bank owned life insurance	155,635	161,940
Goodwill and intangible assets	97,665	101,839
Other assets	3,793	14,543
Total assets	$25,129,244	23,174,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,357,697	15,280,833
Borrowed funds	4,461,533	4,546,251
Advance payments by borrowers for taxes and insurance	104,308	105,851
Other liabilities	80,255	118,495
Total liabilities	22,003,793	20,051,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at December 31, 2017 and 2016; 306,126,087 and 309,449,388 outstanding at December 31, 2017 and 2016, respectively	3,591	3,591
Additional paid-in capital	2,784,390	2,765,732
Retained earnings	1,084,177	1,053,750
Treasury stock, at cost; 52,944,765 and 49,621,464 shares at December 31, 2017 and 2016, respectively	(633,110)	(587,974)
Unallocated common stock held by the employee stock ownership plan	(84,258)	(87,254)
Accumulated other comprehensive loss	(29,339)	(24,600)
Total stockholders’ equity	3,125,451	3,123,245
Total liabilities and stockholders’ equity	$25,129,244	23,174,675
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$783,938	715,901	663,424
Securities:
Equity	139	198	123
Government-sponsored enterprise obligations	486	36	45
Mortgage-backed securities	70,827	60,211	55,096
Municipal bonds and other debt	10,762	7,713	5,929
Interest-bearing deposits	2,164	342	225
Federal Home Loan Bank stock	13,367	9,120	6,881
Total interest and dividend income	881,683	793,521	731,723
Interest expense:
Deposits	113,543	82,057	71,414
Borrowed Funds	88,364	71,279	65,225
Total interest expense	201,907	153,336	136,639
Net interest income	679,776	640,185	595,084
Provision for loan losses	16,250	19,750	26,000
Net interest income after provision for loan losses	663,526	620,435	569,084
Non-interest income
Fees and service charges	20,326	17,148	17,119
Income on bank owned life insurance	3,742	4,423	3,948
Gain on loans, net	3,187	4,787	7,786
Gain on securities transactions, net	1,275	3,100	1,036
Gain on sale of other real estate owned, net	591	96	1,631
Other income	6,516	7,647	8,605
Total non-interest income	35,637	37,201	40,125
Non-interest expense
Compensation and fringe benefits	227,177	206,698	186,320
Advertising and promotional expense	14,411	8,644	10,988
Office occupancy and equipment expense	61,509	56,220	50,865
Federal deposit insurance premiums	16,610	12,183	9,050
General and administrative	3,030	3,131	4,372
Professional fees	38,853	20,104	16,104
Data processing and communication	24,364	21,043	22,366
Other operating expenses	32,620	30,541	28,267
Total non-interest expenses	418,574	358,564	328,332
Income before income tax expense	280,589	299,072	280,877
Income tax expense	153,845	106,947	99,372
Net income	$126,744	192,125	181,505
Basic earnings per share	$0.44	0.65	0.55
Diluted earnings per share	$0.43	0.64	0.55
Weighted average shares outstanding
Basic	290,183,952	297,580,834	329,763,527
Diluted	291,966,475	300,954,885	332,933,448
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$126,744	192,125	181,505
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	(745)	7,471	(1,455)
Unrealized loss on securities available-for-sale	(8,148)	(12,284)	(4,933)
Accretion of loss on securities reclassified to held to maturity	468	1,092	1,448
Reclassification adjustment for security gains included in net income	(765)	(1,358)	(1,547)
Other-than-temporary impairment accretion on debt securities	(1,612)	880	1,066
Net gains on derivatives arising during the period	6,063	7,424	—
Total other comprehensive (loss) income	(4,739)	3,225	(5,421)
Total comprehensive income	$122,005	195,350	176,084
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Year ended December 31, 2017, 2016 and 2015

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands except share data)
Balance at December 31, 2014	$3,591	2,864,406	836,639	(11,131)	(93,246)	(22,404)	3,577,855
Net income	—	—	181,505	—	—	—	181,505
Other comprehensive loss, net of tax	—	—	—	—	—	(5,421)	(5,421)
Purchase of treasury stock (31,576,421 shares)	—	—	—	(382,922)	—	—	(382,922)
Treasury stock allocated to restricted stock plan (6,849,832 shares)	—	(85,897)	5,472	80,425	—	—	—
Compensation cost for stock options and restricted stock	—	9,220	—	—	—	—	9,220
Net tax benefit from stock-based compensation	—	2,985	—	—	—	—	2,985
Option exercise	—	(9,045)	—	19,164	—	—	10,119
Restricted stock forfeitures (90,000 shares)	—	1,129	(181)	(948)	—	—	—
Cash dividend paid ($0.25 per common share)	—	—	(87,395)	—	—	—	(87,395)
ESOP shares allocated or committed to be released	—	2,705	—	—	2,996	—	5,701
Balance at December 31, 2015	3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Cumulative effect of adopting ASU No. 2016-09	—	(8,051)	8,051	—	—	—	—
Net income	—	—	192,125	—	—	—	192,125
Other comprehensive income, net of tax	—	—	—	—	—	3,225	3,225
Purchase of treasury stock (31,336,369 shares)	—	—	—	(363,410)	—	—	(363,410)
Treasury stock allocated to restricted stock plan (276,890 shares)	—	(3,237)	(85)	3,322	—	—	—
Compensation cost for stock options and restricted stock	—	21,975	—	—	—	—	21,975
Option exercise	—	(34,325)	—	68,642	—	—	34,317
Restricted stock forfeitures (100,205 shares)	—	1,206	(90)	(1,116)	—	—	—
Cash dividend paid ($0.26 per common share)	—	—	(82,291)	—	—	—	(82,291)
ESOP shares allocated or committed to be released	—	2,661	—	—	2,996	—	5,657
Balance at December 31, 2016	3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	126,744	—	—	—	126,744
Effect of adopting ASU No. 2018-02	—	—	4,629	—	—	(4,629)	—
Other comprehensive loss, net of tax	—	—	—	—	—	(110)	(110)
Purchase of treasury stock (4,463,669 shares)	—	—	—	(59,090)	—	—	(59,090)
Treasury stock allocated to restricted stock plan (440,000 shares)	—	(6,329)	1,030	5,299	—	—	—
Compensation cost for stock options and restricted stock	—	20,542	—	—	—	—	20,542
Option exercise	—	(3,689)	—	12,830	—	—	9,141
Restricted stock forfeitures (367,734 shares)	—	4,601	(426)	(4,175)	—	—	—
Cash dividend paid ($0.33 per common share)	—	—	(101,550)		—	—	(101,550)
ESOP shares allocated or committed to be released	—	3,533	—	—	2,996	—	6,529
Balance at December 31, 2017	3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$126,744	192,125	181,505
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	27,071	27,632	14,921
Amortization of premiums and accretion of discounts on securities, net	15,077	13,702	13,943
Amortization of premiums and accretion of fees and costs on loans, net	(4,506)	(4,508)	(10,122)
Amortization of intangible assets	2,427	2,881	3,350
Provision for loan losses	16,250	19,750	26,000
Depreciation and amortization of office properties and equipment	17,421	16,190	13,930
Gain on securities transactions, net	(1,275)	(3,100)	(1,036)
Mortgage loans originated for sale	(140,171)	(245,792)	(238,608)
Proceeds from mortgage loan sales	175,669	219,078	590,636
Gain on sales of mortgage loans, net	(2,384)	(4,154)	(5,258)
Gain on sale of other real estate owned	(591)	(96)	(1,631)
Income on bank owned life insurance	(3,742)	(4,423)	(3,948)
Increase in accrued interest receivable	(6,886)	(7,406)	(3,296)
Deferred tax expense (benefit)	100,008	11,640	(3,180)
Decrease in other assets	19,840	3,479	4,245
Decrease in other liabilities	(38,542)	(9,862)	(45,332)
Total adjustments	175,666	35,011	354,614
Net cash provided by operating activities	302,410	227,136	536,119
Cash flows from investing activities:
Purchases of loans receivable	(540,898)	(141,562)	(198,623)
Net originations of loans receivable	(807,105)	(1,795,505)	(1,990,008)
Proceeds from disposition of loans held for investment	48,902	10,398	49,938
Gain on disposition of loans held for investment	(803)	(646)	(2,528)
Net proceeds from sale of foreclosed real estate	4,751	5,021	7,104
Proceeds from principal repayments/calls/maturities of securities available for sale	339,049	302,769	252,683
Proceeds from sales of securities available for sale	102,120	57,879	—
Proceeds from principal repayments/calls/maturities of securities held to maturity	321,294	368,543	300,549
Proceeds from sales of securities held to maturity	—	14,348	—
Purchases of securities available for sale	(785,917)	(744,380)	(375,605)
Purchases of securities held to maturity	(364,837)	(295,157)	(582,337)
Proceeds from redemptions of Federal Home Loan Bank stock	180,599	215,142	157,342
Purchases of Federal Home Loan Bank stock	(174,265)	(274,583)	(184,492)
Purchases of office properties and equipment	(20,235)	(21,088)	(25,550)

Death benefit proceeds from bank owned life insurance	10,047	875	6,405
Net cash used in investing activities	(1,687,298)	(2,297,946)	(2,585,122)
Cash flows from financing activities:
Net increase in deposits	2,076,864	1,217,177	1,891,330
Repayments of funds borrowed under other repurchase agreements	(23,000)	—	(10,000)
Net (decrease) increase in other borrowings	(61,718)	1,283,161	506,986
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(1,543)	(2,870)	38,828
Dividends paid	(101,550)	(82,291)	(87,395)
Exercise of stock options	9,141	34,317	10,119
Purchase of treasury stock	(59,090)	(363,410)	(382,922)
Net cash provided by financing activities	1,839,104	2,086,084	1,966,946
Net increase (decrease) in cash and cash equivalents	454,216	15,274	(82,057)
Cash and cash equivalents at beginning of period	164,178	148,904	230,961
Cash and cash equivalents at end of period	$618,394	164,178	148,904
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	5,913	3,351	4,448
Transfer of loans to loans held for sale	—	—	347,955
Cash paid during the year for:
Interest	197,810	152,807	135,930
Income taxes	101,948	117,127	88,169
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiary (collectively, the Company) conform to U.S. generally accepted accounting principles (GAAP), and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the years ended December 31, 2017, 2016 and 2015 are not necessarily indicative of the results of operations that may be expected for subsequent years.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of deferred tax assets, impairment judgments and fair value regarding securities, stock based compensation and derivative instruments are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
Business
Investors Bancorp, Inc.’s primary business is holding the common stock of the Bank and a loan to the Investors Bank Employee Stock Ownership Plan. The Bank provides banking services to customers primarily through branch offices in New Jersey and New York. The Bank’s competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions and insurance companies. The Company faces additional competition for deposits from short-term money market funds, brokerage firms and mutual funds and is subject to the regulations of certain federal and state regulatory authorities and undergoes periodic examinations by those regulatory authorities.

(b)	Cash Equivalents
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $68.3 million at December 31, 2017 and $62.8 million at December 31, 2016.

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
The Company periodically evaluates the security portfolio for other-than-temporary impairment. Other-than-temporary impairment means the Company believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 320, ”Investments — Debt and Equity Securities”, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, the Company has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
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
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.
Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and would result in an increase in yield on a prospective basis.

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
Land is carried at cost. Office buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Office buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the lives of the assets, whichever is shorter.

(h)	Bank Owned Life Insurance
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $147.7 million at December 31, 2017 and $152.8 million at December 31, 2016 and a claims stabilization reserve of $8.0 million at December 31, 2017 and $9.1 million at December 31, 2016. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date on which a contract is surrendered. The Company satisfied these conditions at December 31, 2017 and 2016.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2017, the carrying amount of our goodwill totaled $77.6 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For the year ended December 31, 2017, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
Other real estate owned (“REO”) consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated selling costs, based on independent appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the properties’ estimated fair value are charged to income along with any additional property maintenance and protection expenses incurred in owning the properties.

(k)	Borrowed Funds
    Our FHLB borrowings, frequently referred to as advances, are collateralized by our residential and non-residential mortgage portfolios. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $475.0 million, of which no balance was outstanding at December 31, 2017.
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
The Company has a defined-benefit pension plan which operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As of December 31, 2016, the annual benefit provided under the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”) was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date.
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“Wage Replacement Plan”) and the Supplemental Retirement Plan (“SERP I”) (collectively, the “SERPs”). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation Committee of the Board of Directors. More specifically, the Wage Replacement Plan was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra DB Plan and SERP I.
Effective as of the close of business of December 31, 2016, the Wage Replacement Plan was amended to freeze future benefit accruals, and for certain participants, structure the benefits payable attributable solely to the participants’ 2016 year of service to vest over a two-year period such that the participants had a right to 50% of their accrued benefits attributable to their 2016 year of service as of December 31, 2016, which became 100% vested as of December 31, 2017.
The Company has a 401(k) plan covering substantially all employees. The Company currently matches 50% of the first 8% contributed by participants and recognizes expense as its contributions are made. In addition, the 401(k) plan includes a discretionary profit sharing plan for eligible employees.

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
As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated balance sheet at fair value, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

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

On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 31,481,189 shares. The third repurchase program commenced immediately upon completion of the second repurchase plan on June 17, 2016.
During the year ended December 31, 2017, the Company purchased 4,463,669 shares at a cost of $59.1 million, or approximately $13.24 per share. During the year ended December 31, 2016, the Company purchased 31,336,369 shares at a cost of $363.4 million, or approximately $11.60 per share. During the year ended December 31, 2015, the Company purchased 31,576,421 shares at a cost of $382.9 million, or approximately $12.13 per share.
For the years ended December 31, 2017 and 2016, shares repurchased include 313,269 shares and 256,405 shares, respectively, withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.
Cash Dividends
Since September 2012, we have paid a quarterly cash dividend. Our dividend payout ratio for the year ended December 31, 2017 was 75%.

3. Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity securities as of the dates indicated:

	At December 31, 2017
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$4,911	903	113	5,701
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	649,060	382	9,200	640,242
Federal National Mortgage Association	1,322,255	700	19,379	1,303,576
Government National Mortgage Association	39,577	—	1,369	38,208
Total mortgage-backed securities available-for-sale	2,010,892	1,082	29,948	1,982,026
Total available-for-sale securities	$2,015,803	1,985	30,061	1,987,727

	At December 31, 2017
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$43,281	—	43,281	—	685	42,596
Municipal bonds	40,595	—	40,595	1,251	—	41,846
Corporate and other debt securities	68,232	20,145	48,087	38,207	—	86,294
Total debt securities held-to-maturity	152,108	20,145	131,963	39,458	685	170,736
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	474,314	969	473,345	530	5,439	468,436
Federal National Mortgage Association	1,102,242	1,149	1,101,093	2,787	12,280	1,091,600
Government National Mortgage Association	90,220	—	90,220	—	867	89,353
Total mortgage-backed securities held-to-maturity	1,666,776	2,118	1,664,658	3,317	18,586	1,649,389
Total held-to-maturity securities	$1,818,884	22,263	1,796,621	42,775	19,271	1,820,125

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income (loss) over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income (loss) over the remaining life of the securities.
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

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income (loss) over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income (loss) over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other-than-temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet.
At December 31, 2017, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At December 31, 2017 the TruPS had a carrying value and estimated fair value of $43.1 million and $81.2 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at December 31, 2017 had an amortized cost and estimated fair value of $41.0 million and $74.9 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $1.11 billion and an estimated fair value of $1.09 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at December 31, 2017, by contractual maturity, are shown below.

	December 31, 2017
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$38,333	38,333
Due after one year through five years	—	—
Due after five years through ten years	50,544	51,184
Due after ten years	43,086	81,219
Total	$131,963	170,736

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016, was as follows:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,778	113	—	—	4,778	113
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	365,078	3,115	220,744	6,085	585,822	9,200
Federal National Mortgage Association	684,327	6,276	447,310	13,103	1,131,637	19,379
Government National Mortgage Association	14,981	283	23,227	1,086	38,208	1,369
Total mortgage-backed securities available-for-sale	1,064,386	9,674	691,281	20,274	1,755,667	29,948
Total available-for-sale securities	1,069,164	9,787	691,281	20,274	1,760,445	30,061
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$42,596	685	—	—	42,596	685
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	290,340	2,946	111,849	2,493	402,189	5,439
Federal National Mortgage Association	369,484	2,380	430,955	9,900	800,439	12,280
Government National Mortgage Association	51,126	867	—	—	51,126	867
Total mortgage-backed securities held-to-maturity	710,950	6,193	542,804	12,393	1,253,754	18,586
Total held-to-maturity securities	$753,546	6,878	542,804	12,393	1,296,350	19,271
Total	$1,822,710	16,665	1,234,085	32,667	3,056,795	49,332

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$4,722	83	—	—	4,722	83
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	406,878	7,220	12,756	86	419,634	7,306
Federal National Mortgage Association	762,272	15,977	25,089	497	787,361	16,474
Government National Mortgage Association	46,747	791	—	—	46,747	791
Total mortgage-backed securities available-for-sale	1,215,897	23,988	37,845	583	1,253,742	24,571
Total available-for-sale securities	1,220,619	24,071	37,845	583	1,258,464	24,654
Held-to-maturity:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	339,666	3,354	3,623	148	343,289	3,502
Federal National Mortgage Association	970,194	15,389	—	—	970,194	15,389
Total held-to-maturity securities	$1,309,860	18,743	3,623	148	1,313,483	18,891
Total	$2,530,479	42,814	41,468	731	2,571,947	43,545
At December 31, 2017, the majority of gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the recent increase in intermediate-term market interest rates.
Other-Than-Temporary Impairment (“OTTI”)
We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled trust preferred securities. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At December 31, 2017, 2016 and 2015 management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, non-credit related OTTI recorded on the previously impaired TruPS was $20.1 million ($14.5 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance of credit related OTTI, beginning of period	$95,743	100,200	108,817
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(6,164)	(4,457)	(3,804)
Reductions for securities sold or paid off during the period	(3,811)	—	(4,813)
Balance of credit related OTTI, end of period	$85,768	95,743	100,200

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2017, the Company received sales proceeds of $102.1 million on pools of mortgage-backed securities from the available-for-sale portfolio resulting in gross realized gains of $1.3 million and gross realized losses of $69,000.
There were no proceeds from sales of securities in the held-to-maturity portfolio for the year ended December 31, 2017; however, for the year ended December 31, 2017, the Company received sale proceeds of $3.1 million from the liquidation of a TruP security. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income.
For the year ended December 31, 2016, the Company received proceeds of $57.9 million on equity securities and pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $2.3 million. For the year ended December 31, 2016, the Company received sale proceeds of $14.3 million on a pool of mortgage-backed securities from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when, in management’s assessment, market pricing presents an economic benefit that outweighs holding such securities, and when securities with smaller balances become cost prohibitive to carry.
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

4. Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2017 and December 31, 2016 was as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Multi-family loans	$7,802,835	7,459,131
Commercial real estate loans	4,541,347	4,445,194
Commercial and industrial loans	1,625,375	1,275,283
Construction loans	416,883	314,843
Total commercial loans	14,386,440	13,494,451
Residential mortgage loans	5,025,266	4,710,373
Consumer and other loans	670,820	596,922
Total loans excluding PCI loans	20,082,526	18,801,746
PCI loans	8,322	8,956
Deferred fees and premiums on purchased loans, net (1)	(7,778)	(12,474)
Allowance for loan losses	(230,969)	(228,373)
Net loans	$19,852,101	18,569,855
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of the period	$228,373	218,505	200,284
Loans charged off	(19,209)	(14,997)	(12,216)
Recoveries	5,555	5,115	4,437
Net charge-offs	(13,654)	(9,882)	(7,779)
Provision for loan losses	16,250	19,750	26,000
Balance at end of the period	$230,969	228,373	218,505
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the year ended December 31, 2017 and 2016, the Company recorded charge-offs of $96,000 and $52,000, respectively, related to PCI loans acquired.
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
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $500,000 or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2017 and 2016:

	December 31, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(6)	(8,072)	(5,656)	(100)	(4,875)	(500)	—	(19,209)
Recoveries	1,677	549	200	—	2,816	313	—	5,555
Provision	(15,763)	10,864	16,527	56	4,063	436	67	16,250
Ending balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Individually evaluated for impairment	$—	—	—	—	1,678	97	—	1,775
Collectively evaluated for impairment	81,469	56,137	54,563	11,609	20,157	3,002	2,257	229,194
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Loans:
Individually evaluated for impairment	$14,776	29,736	8,989	—	26,376	879	—	80,756
Collectively evaluated for impairment	7,788,059	4,511,611	1,616,386	416,883	4,998,890	669,941	—	20,001,770
Loans acquired with deteriorated credit quality	—	6,754	—	—	1,251	317	—	8,322
Balance at December 31, 2017	$7,802,835	4,548,101	1,625,375	416,883	5,026,517	671,137	—	20,090,848

	December 31, 2016
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2015	$88,223	46,999	40,585	6,794	31,443	3,155	1,306	218,505
Charge-offs	(161)	(455)	(4,485)	(52)	(9,425)	(419)	—	(14,997)
Recoveries	1,885	689	541	267	1,631	102	—	5,115
Provision	5,614	5,563	6,851	4,644	(3,818)	12	884	19,750
Ending balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Individually evaluated for impairment	$—	—	—	—	1,581	20	—	1,601
Collectively evaluated for impairment	95,561	52,796	43,492	11,653	18,250	2,830	2,190	226,772
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373

Loans:
Individually evaluated for impairment	$248	5,962	3,370	—	24,453	371	—	34,404
Collectively evaluated for impairment	7,458,883	4,439,232	1,271,913	314,843	4,685,920	596,551	—	18,767,342
Loans acquired with deteriorated credit quality	—	7,106	—	—	1,507	343	—	8,956
Balance at December 31, 2016	$7,459,131	4,452,300	1,275,283	314,843	4,711,880	597,265	—	18,810,702
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
Watch - A “Watch” asset has all the characteristics of a Pass asset but warrants more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential and consumer loans delinquent 30-59 days are considered watch if not already identified as impaired.
Special Mention - A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential and consumer loans delinquent 60-89 days are considered special mention if not already identified as impaired.
Substandard - A “Substandard” asset is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential and consumer loans delinquent 90 days or greater as well as those identified as impaired are considered substandard.
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
The following tables present the risk category of loans as of December 31, 2017 and December 31, 2016 by class of loans excluding PCI loans:

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,791,999	702,384	154,125	154,327	—	—	7,802,835
Commercial real estate	3,751,790	528,179	105,089	156,289	—	—	4,541,347
Commercial and industrial	1,102,304	443,669	37,944	41,458	—	—	1,625,375
Construction	272,882	109,252	34,454	295	—	—	416,883
Total commercial loans	11,918,975	1,783,484	331,612	352,369	—	—	14,386,440
Residential mortgage	4,926,002	14,272	7,749	77,243	—	—	5,025,266
Consumer and other	657,515	6,270	521	6,514	—	—	670,820
Total	$17,502,492	1,804,026	339,882	436,126	—	—	20,082,526

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,961,809	276,858	165,948	54,516	—	—	7,459,131
Commercial real estate	3,900,988	373,319	134,154	36,733	—	—	4,445,194
Commercial and industrial	900,190	344,628	23,588	6,877	—	—	1,275,283
Construction	230,630	76,773	3,200	4,240	—	—	314,843
Total commercial loans	11,993,617	1,071,578	326,890	102,366	—	—	13,494,451
Residential mortgage	4,600,611	21,873	10,239	77,650	—	—	4,710,373
Consumer and other	583,140	5,627	719	7,436	—	—	596,922
Total	$17,177,368	1,099,078	337,848	187,452	—	—	18,801,746

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2017 and December 31, 2016 by class of loans excluding PCI loans:

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,263	7,652	203	15,118	7,787,717	7,802,835
Commercial real estate	19,355	778	11,519	31,652	4,509,695	4,541,347
Commercial and industrial	4,855	—	75	4,930	1,620,445	1,625,375
Construction	—	295	—	295	416,588	416,883
Total commercial loans	31,473	8,725	11,797	51,995	14,334,445	14,386,440
Residential mortgage	15,191	8,739	54,900	78,830	4,946,436	5,025,266
Consumer and other	6,357	521	5,755	12,633	658,187	670,820
Total	$53,021	17,985	72,452	143,458	19,939,068	20,082,526

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$5,272	1,099	234	6,605	7,452,526	7,459,131
Commercial real estate	6,568	31,964	6,445	44,977	4,400,217	4,445,194
Commercial and industrial	864	885	2,971	4,720	1,270,563	1,275,283
Construction	—	—	—	—	314,843	314,843
Total commercial loans	12,704	33,948	9,650	56,302	13,438,149	13,494,451
Residential mortgage	24,052	10,930	58,119	93,101	4,617,272	4,710,373
Consumer and other	5,627	719	7,065	13,411	583,511	596,922
Total	$42,383	45,597	74,834	162,814	18,638,932	18,801,746
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	December 31, 2017		December 31, 2016
	# of loans	amount	# of loans	amount
	(Dollars in thousands)
Non-accrual:
Multi-family	5	$14,978	2	$482
Commercial real estate	37	34,043	24	9,205
Commercial and industrial	11	9,989	8	4,659
Construction	1	295	—	—
Total commercial loans	54	59,305	34	14,346
Residential mortgage and consumer	427	76,422	478	79,928
Total non-accrual loans	481	$135,727	512	$94,274
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2017 and December 31, 2016, these loans are comprised of the following:

	December 31, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Current TDR classified as non-accrual:
Multi-family	—	$—	1	$248
Commercial real estate	1	10	1	63
Commercial and industrial	—	—	1	286
Total commercial loans	1	10	3	597
Residential mortgage and consumer	24	4,103	23	5,721
Total current TDR classified as non-accrual	25	$4,113	26	$6,318
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	December 31, 2017		December 31, 2016
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	1	$918	—	$—
Commercial real estate	2	14,321	2	169
Total commercial loans	3	15,239	2	169
Residential mortgage and consumer	13	1,995	14	2,869
Total TDR 30-89 days delinquent classified as non-accrual	16	$17,234	16	$3,038
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2017, PCI loans with a carrying value of $8.3 million included $7.1 million of which were current, $203,000 of which were 30-89 days delinquent and $1.0 million of which were 90 days or more delinquent. As of December 31, 2016, PCI loans with a carrying value of $9.0 million included $7.7 million of which were current, none of which were 30-89 days delinquent and $1.3 million of which were 90 days or more delinquent.
At December 31, 2017 and 2016, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $80.8 million and $34.4 million, respectively, with allocations of the allowance for loan losses of $1.8 million and $1.6 million for the periods ending December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, interest income received and recognized on these loans totaled $1.5 million and $1.5 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	12,357	16,236	—	12,100	430
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,898	15,461	1,775	14,767	386
Total:
Multi-family	14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	27,255	31,697	1,775	26,867	816
Total impaired loans	$80,756	95,812	1,775	79,887	1,497

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	11,030	14,565	—	9,899	483
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,794	14,382	1,601	13,689	479
Total:
Multi-family	248	248	—	252	20
Commercial real estate	5,962	9,265	—	5,790	301
Commercial and industrial	3,370	3,972	—	3,953	169
Construction	—	—	—	—	—
Total commercial loans	9,580	13,485	—	9,995	490
Residential mortgage and consumer	24,824	28,947	1,601	23,588	962
Total impaired loans	$34,404	42,432	1,601	33,583	1,452
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

The following tables present the total TDR loans at December 31, 2017 and December 31, 2016. There were four residential PCI loans that were classified as TDRs for the period ended December 31, 2017. There were three residential PCI loans that were classified as TDRs for the period ended December 31, 2016.

	December 31, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$918	1	$918
Commercial real estate	—	—	4	14,489	4	14,489
Commercial and industrial	—	—	1	1,287	1	1,287
Total commercial loans	—	—	6	16,694	6	16,694
Residential mortgage and consumer	49	10,957	71	16,298	120	27,255
Total	49	$10,957	77	$32,992	126	$43,949

	December 31, 2016
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$248	1	$248
Commercial real estate	2	352	4	3,240	6	3,592
Commercial and industrial	—	—	2	1,688	2	1,688
Total commercial loans	2	352	7	5,176	9	5,528
Residential mortgage and consumer	40	9,093	61	15,731	101	24,824
Total	42	$9,445	68	$20,907	110	$30,352

The following tables present information about TDRs that occurred during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017			2016
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	1	$929	$929	—	$—	$—
Commercial real estate	3	20,225	15,787	6	1,289	1,289
Residential mortgage and consumer	27	5,445	5,345	27	4,538	4,538

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were charge offs of $4.8 million for collateral dependent TDRs during the year ended December 31, 2017. There were no charge-offs for collateral dependent TDRs during the year ended December 31, 2016. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.8 million and $1.6 million for the periods at December 31, 2017 and 2016, respectively.

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
The following tables present information about pre and post modification interest yield for troubled debt restructurings which occurred during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017			2016
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Troubled Debt Restructurings:
Multi-family	1	5.75%	5.75%	—	—%	—%
Commercial real estate	3	4.67%	4.67%	6	5.11%	5.20%
Residential mortgage and consumer	27	4.36%	3.37%	27	6.18%	3.61%
Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2017 consisted of 6 residential loans, 2 commercial real estate loans and 1 multi family loan with a recorded investment of $442,000, $14.4 million and $918,000, respectively, at December 31, 2017. Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2016 consisted of 11 residential mortgage loans, 4 commercial real estate loans and 1 construction loan with a recorded investment of $1.8 million, $573,000 and $132,000, respectively, at December 31, 2016.
Loan Sales
For the year ended December 31, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans resulting in no charge-off recorded through the allowance.
For the year ended December 31, 2016, the Company sold $9.7 million of performing residential loans resulting in a net gain of approximately $600,000.

5. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2017	2016
	(In thousands)
Land	$19,884	20,006
Office buildings	83,659	83,699
Leasehold improvements	112,485	95,489
Furniture, fixtures and equipment	92,650	83,246
Construction in process	6,567	13,070
	315,245	295,510
Less accumulated depreciation and amortization	135,014	118,093
	$180,231	177,417
Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $17.4 million, $16.2 million and $13.9 million, respectively.

6. Goodwill and Other Intangible Assets
The following table summarizes net intangible assets and goodwill at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Mortgage servicing rights	$13,228	14,889
Core deposit premiums	6,024	8,451
Other	842	928
Total other intangible assets	20,094	24,268
Goodwill	77,571	77,571
Goodwill and intangible assets	$97,665	101,839
The following table summarizes other intangible assets as of December 31, 2017 and December 31, 2016:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2017
Mortgage Servicing Rights	$20,236	(6,886)	(122)	13,228
Core Deposit Premiums	25,058	(19,034)	—	6,024
Other	1,150	(308)	—	842
Total other intangible assets	$46,444	(26,228)	(122)	20,094

December 31, 2016
Mortgage Servicing Rights	$24,340	(9,286)	(165)	14,889
Core Deposit Premiums	25,058	(16,607)	—	8,451
Other	1,150	(222)	—	928
Total other intangible assets	$50,548	(26,115)	(165)	24,268
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.77 billion and $1.98 billion at December 31, 2017 and 2016, respectively, all of which relate to residential mortgage loans. At December 31, 2017 and 2016, the servicing asset, included in intangible assets, had an estimated fair value of $15.0 million and $16.2 million, respectively. For the year ended December 31, 2017, fair value was based on expected future cash flows considering a weighted average discount rate of 13.20%, a weighted average constant prepayment rate on mortgages of 9.60% and a weighted average life of 6.9 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.
The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2018	$437	$1,974	$87
2019	463	1,521	87
2020	479	1,112	87
2021	494	756	67
2022	506	466	57

7. Deposits
Deposits are summarized as follows:

	December 31,
	2017			2016
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Non-interest bearing:
Checking accounts	—%	$2,424,608	13.97%	—%	$2,173,493	14.22%
Interest-bearing:
Checking accounts	0.91%	4,909,054	28.28%	0.45%	3,916,208	25.63%
Money market deposits	0.90%	4,243,545	24.45%	0.65%	4,150,583	27.16%
Savings	0.48%	2,320,228	13.37%	0.29%	2,092,989	13.70%
Certificates of deposit	1.13%	3,460,262	19.93%	0.91%	2,947,560	19.29%
Total Deposits	0.77%	$17,357,697	100.00%	0.51%	$15,280,833	100.00%

Included in the above balances for the years ended December 31, 2017 and December 31, 2016 are money market deposits of $709.7 million and $736.8 million, respectively, obtained through brokers and certificates of deposit of $759.5 million and $687.8 million, respectively, obtained through brokers.

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2017	2016
	(In thousands)
Within one year	$2,841,219	1,866,000
One to two years	388,261	674,552
Two to three years	97,091	237,506
Three to four years	65,116	62,500
After four years	68,575	107,002
	$3,460,262	2,947,560
The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $2.37 billion and $1.94 billion at December 31, 2017 and December 31, 2016, respectively.
Interest expense on deposits consists of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Checking accounts	$37,091	16,268	9,642
Money market deposits	34,366	25,621	24,136
Savings	8,395	6,304	6,402
Certificates of deposit	33,691	33,864	31,234
Total	$113,543	82,057	71,414

8. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2017		2016
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$—	—%	$23,629	3.90%
Other brokers	130,481	1.87%	131,202	1.88%
Total funds borrowed under repurchase agreements	130,481	1.87%	154,831	2.19%
Other borrowed funds:
FHLB advances	4,331,052	1.96%	4,391,420	1.79%
Other	—	—	—	—%
Total other borrowed funds:	4,331,052	1.96%	4,391,420	1.79%
Total borrowed funds	$4,461,533	1.96%	$4,546,251	1.81%
Borrowed funds had scheduled maturities as follows:

	December 31,
	2017		2016
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Within one year	$861,481	2.18%	$983,629	1.26%
One to two years	719,349	1.80%	862,202	2.12%
Two to three years	975,000	1.95%	619,567	1.80%
Three to four years	700,000	2.00%	775,000	1.96%
Four to five years	700,703	1.98%	600,000	2.01%
After five years	505,000	1.77%	705,853	1.84%
Total borrowed funds	$4,461,533	1.96%	$4,546,251	1.81%
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
The amortized cost and fair value of the underlying securities used as collateral for borrowings are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$411,933	468,159
Total amortized cost of collateral	$411,933	468,159
Fair value of collateral:
Mortgage-backed securities	$404,331	469,200
Total fair value of collateral	$404,331	469,200

During the years ended December 31, 2017, 2016 and 2015, the maximum month-end balance of the repurchase agreements was $153.0 million, $153.0 million and $163.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2017, 2016 and 2015 was $149.0 million, $153.0 million and $159.4 million, respectively, and the average interest rate was 2.11%, 2.16% and 2.25%, respectively.
At December 31, 2017, our borrowing capacity at the FHLB was $11.58 billion, of which the Company had outstanding borrowings of $8.03 billion, which included letters of credit totaling $3.70 billion. In addition, the Bank had access to unsecured overnight borrowings (Fed Funds) with other financial institutions totaling $475.0 million, of which no balance was outstanding at December 31, 2017.

9. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current tax expense:
Federal	$47,101	82,708	87,748
State	6,736	12,599	14,804
	53,837	95,307	102,552
Deferred tax expense (benefit):
Federal	105,044	8,107	4,310
State	(5,036)	3,533	(7,490)
	100,008	11,640	(3,180)
Total income tax expense	$153,845	106,947	99,372

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Years Ended December 31,
	2017	2016	2015
		(In thousands)
“Expected” federal income tax expense	$98,206	104,675	98,307
State tax, net	6,051	9,887	4,753
Impact of tax reform	49,164	—	—
Bank owned life insurance	(1,310)	(1,548)	(1,382)
Excess tax benefits from employee share-based payments	(1,722)	(7,735)	—
Acquisition related net operating loss	—	—	(4,076)
ESOP fair market value adjustment	1,237	931	947
Non-deductible compensation	1,451	1,602	276
Expiration of stock options	—	—	19
Other	768	(865)	528
Total income tax expense	$153,845	106,947	99,372
The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax asset:
Employee benefits	$21,201	34,218
Deferred compensation	994	1,596
Premises and equipment	—	1,587
Allowance for loan losses	67,307	92,738
Net unrealized loss on securities	12,542	17,078
Net other than temporary impairment loss on securities	—	40,228
ESOP	3,518	4,333
Allowance for delinquent interest	283	14,539
Fair value adjustments related to acquisitions	12,750	20,823
Charitable contribution carryforward	720	406
Loan origination costs	7,964	9,599
Intangible assets	—	—
State NOL	3,996	—
Other	1,720	1,305
Gross deferred tax asset	132,995	238,450
Valuation allowance	(284)	(346)
	132,711	238,104
Deferred tax liability:
Intangible assets	71	363
Discount accretion	—	4,080
Mortgage servicing rights	4,039	6,257
Premises and equipment	1,664	—
Net unrealized gain on hedging activities	5,274	5,127
Gross deferred tax liability	11,048	15,827
Net deferred tax asset	$121,663	222,277

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
On December 22, 2017, the President signed into law the Tax Act. The new law reduces the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was $49.2 million.
Based on the Company’s standalone future state taxable income, a valuation allowance was established for the portion of the state tax benefit related to a prior year charitable contribution that is not more likely than not to be realized. At December 31, 2017, the Company’s valuation allowance pertaining to the charitable contribution was $284,000.
Based upon projections of future taxable income and the ability to carry forward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax asset.
Retained earnings at December 31, 2017 included approximately $45.2 million for which deferred income taxes of approximately $13.8 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2017 and 2016.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. As of December 31, 2017, the Company is no longer subject to federal income tax examination for years prior to 2014. Investors Bank and its affiliates are currently under audit by the New York State Department of Taxation and Finance for tax years 2013 and 2014. The Company is no longer subject to income tax examination by New Jersey and New York for years prior to 2013 and 2014, respectively.

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
The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date.
The funded status (fair value of plan assets divided by funding target) as of July 1, 2017 and 2016 was 93.06% and 94.92%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2017.
The Company’s required contribution and pension cost was $1.6 million, $4.2 million and $6.4 million in the years ended December 31, 2017, 2016 and 2015, respectively. The accrued pension liability was $499,000 and $780,000 at December 31, 2017 and 2016, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s expected contribution for the 2018 plan year is approximately $3.9 million.

SERPs, Directors’ Plan and Other Postretirement Benefits Plan
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“Wage Replacement Plan”) and the Supplemental Retirement Plan (“SERP I”) (collectively, the “SERPs”). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation Committee of the Board of Directors. More specifically, the Wage Replacement Plan was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra DB Plan and SERP I.
Effective as of the close of business of December 31, 2016, the Wage Replacement Plan was amended to freeze future benefit accruals, and for certain participants, structure the benefits payable attributable solely to the participants’ 2016 year of service to vest over a two-year period such that the participants had a right to 50% of their accrued benefits attributable to their 2016 year of service as of December 31, 2016, which became 100% vested as of December 31, 2017.
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
The following table sets forth information regarding the Wage Replacement Plan and the Directors’ Plan:

	December 31,
	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$40,296	47,887
Service cost	1,486	2,088
Interest cost	1,513	1,895
Gain due to change in mortality assumption	(260)	(468)
Loss due to change in discount rate	2,270	1,035
Gain due to demographic changes	(1,375)	(6,716)
Settlements	—	(233)
Actuarial gain	(196)	(27)
Curtailment	—	(4,294)
Benefits paid	(833)	(871)
Benefit obligation at end of year	42,901	40,296
Funded status	$(42,901)	(40,296)
The unfunded pension benefits of $42.9 million and $40.3 million at December 31, 2017 and 2016, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2017 and 2016, are summarized in the following table.

	December 31,
	2017	2016
	(In thousands)
Prior service cost	$—	—
Net actuarial loss	6,738	6,759
Total amounts recognized in accumulated other comprehensive loss	$6,738	6,759
The accumulated benefit obligation for the Wage Replacement Plan and Directors’ Plan was $36.2 million and $33.5 million at December 31, 2017 and 2016, respectively. The measurement date for our Wage Replacement Plan and Directors’ Plan is December 31 for the years ended December 31, 2017 and 2016.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Discount rate	3.34%	3.80%
Rate of compensation increase	—%	—%
The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Service cost	$1,486	2,088	3,096
Interest cost	1,513	1,895	1,497
Amortization of:
Prior service cost	—	—	49
Net loss	458	2,055	1,282
Total net periodic benefit cost	$3,457	6,038	5,924
The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2017	2016	2015
Discount rate	3.80%	3.99%	3.71%
Rate of compensation increase	—%	4.36%	4.19%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2018	$896
2019	879
2020	2,078
2021	2,718
2022	2,694
2023 through 2027	14,452
401(k) Plan
The Company has a 401(k) plan covering substantially all employees provided they meet the eligibility age requirement of age 21. For the year ended December 31, 2017, the Company matched 50% of the first 8% contributed by the participants to the 401(k) plan. For the years ended December 31, 2016 and 2015 the Company matched 50% of the first 6% contributed by participants. In addition, for 2017, the 401(k) plan includes a discretionary profit sharing plan for eligible employees. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015 were $4.9 million, $2.6 million and $2.2 million, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company’s initial public stock offering in October 2005, the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $3.92 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2017 was $90.8 million.

Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge pro-rata for allocation to participants as loan payments are made.
At December 31, 2017, shares allocated to participants were 5,149,155 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 12,316,149 at December 31, 2017, and had a fair value of $170.9 million. ESOP compensation expense for the years ended December 31, 2017, 2016 and 2015 was $5.8 million, $5.4 million and $5.5 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The Supplemental ESOP also provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by ESOP’s benefit formula due to the Internal Revenue Code. During the years ended December 31, 2017, 2016 and 2015, compensation expense related to this plan amounted to $262,000, $766,000 and $656,000, respectively.
Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the year ended December 31, 2017, the Company granted 440,000 shares of restricted stock awards under the 2015 Plan.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the year ended December 31, 2017, the Company granted 93,800 stock options under the 2015 Plan.
During the year ended December 31, 2016, the Compensation and Benefits Committee approved the issuance of 276,890 restricted stock awards and 201,440 stock options to certain officers under the 2015 Plan. During the year ended December 31, 2015, the Compensation and Benefits Committee approved the issuance of 6,849,832 restricted stock awards and 11,576,611 stock options to certain officers under the 2015 Plan.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

	For the Year Ended December 31,
	2017	2016	2015
Weighted average expected life (in years)	6.50	7.00	7.43
Weighted average risk-free rate of return	2.05%	1.67%	1.96%
Weighted average volatility	24.12%	24.05%	25.33%
Dividend yield	2.45%	1.93%	1.59%
Weighted average fair value of options granted	$2.91	$2.80	$3.12
Total stock options granted	93,800	201,440	11,576,611

The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company’s stock. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.

The following table presents the share based compensation expense for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Stock option expense	$5,994	6,556	2,905
Restricted stock expense	14,548	15,419	6,315
Total share based compensation expense	$20,542	21,975	9,220
The following is a summary of the status of the Company’s restricted shares as of December 31, 2017 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	5,876,491	$12.51
Granted	440,000	14.38
Vested	(1,008,422)	12.52
Forfeited	(367,734)	12.51
Non-vested at December 31, 2017	4,940,335	$12.67
Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2017 is $51.7 million over a weighted average period of 3.89 years.
The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	13,165,333	$11.74	8.2	$29,101
Granted	93,800	13.24	9.5
Exercised	(1,068,103)	8.56	3.7
Forfeited	(704,470)	12.53
Expired	(17,143)	12.54
Outstanding at December 31, 2017	11,469,417	$12.00	7.0	$21,587
Exercisable at December 31, 2017	4,514,219	$11.18	6.3	$12,186
The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 were $2.91, $2.80 and $3.12 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2017 is $20.7 million over a weighted average period of 3.74 years.

11. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2017, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $23.7 million, $22.3 million and $19.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2018	$24,017
2019	23,527
2020	22,001
2021	20,481
2022	18,838
Thereafter	113,675
$222,539
Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk
The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets.
At December 31, 2017, the Company had commitments to originate total commercial loans of $347.9 million. Additionally, the Company had commitments to originate residential loans of approximately $143.4 million and purchase residential loans of $168.2 million. Unused home equity lines of credit and undisbursed business and construction lines totaled approximately $1.22 billion at December 31, 2017. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
The Company principally grants commercial real estate loans, multi-family loans, commercial and industrial loans, construction loans, residential mortgage loans and consumer and other loans to borrowers throughout New Jersey, New York, Pennsylvania and states in close proximity. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral or from business operations, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and adequate provisions for loan losses are provided for all probable and estimable losses.
The Company also holds in its loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2017 and December 31, 2016 was $76.0 million, and $122.0 million, respectively. The Company maintained stricter underwriting criteria for these interest-only loans than it did for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the

Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. These derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. The fair value of the derivative as of December 31, 2017 was liability of $613,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2017, the Company had commitments of approximately $8.2 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $5.0 million to sell loans at December 31, 2017. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $35.5 million at December 31, 2017. The fair values of these obligations were immaterial at December 31, 2017. At December 31, 2017, the Company had no commercial letters of credit outstanding.

12. Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of December 31, 2017 and December 31, 2016 the Company has cash flow hedges with aggregate notional amounts of $900.0 million and $400.0 million, respectively.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is initially recorded in other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any derivatives outstanding prior to the third quarter of 2016.

During 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. Since entering into the derivatives in the third quarter of 2016, the Company did not record any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate borrowings. During the next twelve months, the Company estimates that an additional $762,000 will be reclassified as a decrease to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016:

	Asset Derivatives				Liability Derivatives
	At December 31, 2017 (1)		At December 31, 2016		At December 31, 2017 (1)		At December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$12,550	Other liabilities	$613	Other liabilities	$—
Total derivatives designated as hedging instruments		$—		$12,550		$613		$—

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

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2017 and 2016.

	Twelve Months Ended December 31,
	2017	2016
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of gain recognized in other comprehensive income (loss)	$2,049	$12,110
Amount of (loss) reclassified from accumulated other comprehensive income (loss) to interest expense	(4,160)	$(440)
Amount of gain (loss) recognized in other non-interest income (ineffective portion)	—	—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Footnote 13, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
December 31, 2017
Liabilities:
Interest Rate Swaps (1)	$613	$—	$613	$—	$—	$613
Total	$613	$—	$613	$—	$—	$613

December 31, 2016
Assets:
Interest Rate Swaps	$12,550	$—	$12,550	$—	$12,550	$—
Total	$12,550	$—	$12,550	$—	$12,550	$—

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

	Carrying Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Equity securities	$5,701	5,701	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	640,242	—	640,242	—
Federal National Mortgage Association	1,303,576	—	1,303,576	—
Government National Mortgage Association	38,208	—	38,208	—
Total mortgage-backed securities available-for-sale	1,982,026	—	1,982,026	—
Total securities available-for-sale	$1,987,727	5,701	1,982,026	—
Liabilities:
Derivative financial instruments (1)	$613	—	613	—

(1) In accordance with the CME rulebook changes effective January 3, 2017, the gross amounts recognized are inclusive of accrued interest and variation margin posted by the CME.

	Carrying Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Securities available for sale:
Equity securities	$6,660	6,660	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	598,439	—	598,439	—
Federal National Mortgage Association	1,008,587	—	1,008,587	—
Government National Mortgage Association	46,747	—	46,747	—
Total mortgage-backed securities available-for-sale	1,653,773	—	1,653,773	—
Total securities available-for-sale	$1,660,433	6,660	1,653,773	—
Derivative financial instruments	$12,550	—	12,550	—
There have been no changes in the methodologies used at December 31, 2017 from December 31, 2016, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2017.

There were no Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2017 and December 31, 2016.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2017, the fair value model used prepayment speeds ranging from 5.56% to 23.22% and a discount rate of 13.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraisals for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At December 31, 2017, appraisals were discounted in a range of 0%-25% for estimated costs to sell. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
Other Real Estate Owned
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0%-25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.

Loans Held For Sale
Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, the Company uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2017 and December 31, 2016. For the year ended December 31, 2017, there was no change to the carrying value of MSR or loans held for sale. For the year ended December 31, 2016, there was no change to carrying value of other real estate owned measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average Input	Carrying Value at December 31, 2017
					Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0% - 45.0%	21.00%	30,445	—	—	30,445
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	21.65%	263	—	—	263
					$30,708	—	—	30,708

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average Input	Carrying Value at December 31, 2016
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	3.15% - 24.18%	9.84%	$12,877	—	—	12,877
Impaired loans	Estimated cash flow	Lack of marketability and probability of default	22.0% - 29.0%	26.00%	1,403	—	—	1,403
Loans held for sale	Market comparable	Lack of marketability	2.5% - 4.5%	3.45%	313	—	—	313
					$14,593	—	—	14,593
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
FHLB Stock
The fair value of the Federal Home Loan Bank of New York (“FHLB”) stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to hold a minimum investment based upon the balance of mortgage related assets held by the member and or FHLB advances outstanding.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$618,394	618,394	618,394	—	—
Securities available-for-sale	1,987,727	1,987,727	5,701	1,982,026	—
Securities held-to-maturity	1,796,621	1,820,125	—	1,738,906	81,219
Stock in FHLB	231,544	231,544	231,544	—	—
Loans held for sale	5,185	5,185	—	5,185	—
Net loans	19,852,101	20,003,717	—	—	20,003,717
Financial liabilities:
Deposits, other than time deposits	$13,897,435	13,897,435	13,897,435	—	—
Time deposits	3,460,262	3,438,673	—	3,438,673	—
Borrowed funds	4,461,533	4,437,346	—	4,437,346	—
Derivative financial instruments (1)	613	613	—	613	—

	December 31, 2016
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$164,178	164,178	164,178	—	—
Securities available-for-sale	1,660,433	1,660,433	6,660	1,653,773	—
Securities held-to-maturity	1,755,556	1,782,801	—	1,703,559	79,242
Stock in FHLB	237,878	237,878	237,878	—	—
Loans held for sale	38,298	38,298	—	38,298	—
Net loans	18,569,855	18,391,018	—	—	18,391,018
Derivative financial instruments	12,550	12,550	—	12,550	—
Financial liabilities:
Deposits, other than time deposits	$12,333,273	12,333,273	12,333,273	—	—
Time deposits	2,947,560	2,938,137	—	2,938,137	—
Borrowed funds	4,546,251	4,545,745	—	4,545,745	—
(1) In accordance with the CME rulebook change effective January 3, 2017, the gross amounts recognized are inclusive of accrued interest variation margin posted by the CME.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017. The Conservation Buffer increased to 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2017 the Company and the Bank met the currently applicable Conservation Buffer of 1.25%.
As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company’s category.

The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2017 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		Minimum Capital Requirement		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
Bank:
Tier 1 Leverage Ratio	$2,732,757	11.00%	$993,750	4.00%	$1,242,188	5.00%
Common equity tier 1 risk-based	2,732,757	13.94%	1,127,081	5.75%	1,274,092	6.50%
Tier 1 Risk-Based Capital	2,732,757	13.94%	1,421,102	7.25%	1,568,113	8.00%
Total Risk-Based Capital	2,964,721	15.13%	1,813,131	9.25%	1,960,141	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,072,783	12.36%	$994,164	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,072,783	15.67%	1,127,662	5.75%	n/a	n/a
Tier 1 Risk-Based Capital	3,072,783	15.67%	1,421,835	7.25%	n/a	n/a
Total Risk-Based Capital	3,304,747	16.85%	1,814,066	9.25%	n/a	n/a

	Actual		Minimum Capital Requirement		To be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016:
Bank:
Tier 1 Leverage Ratio	$2,736,173	12.03%	$909,534	4.00%	$1,136,917	5.00%
Common equity tier 1 risk-based	2,736,173	14.75%	950,740	5.125%	1,205,817	6.50%
Tier 1 Risk-Based Capital	2,736,173	14.75%	1,229,006	6.625%	1,484,082	8.00%
Total Risk-Based Capital	2,965,720	15.99%	1,600,026	8.625%	1,855,103	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$3,066,401	13.48%	$910,058	4.00%	n/a	n/a
Common equity tier 1 risk-based	3,066,401	16.52%	951,411	5.125%	n/a	n/a
Tier 1 Risk-Based Capital	3,066,401	16.52%	1,229,872	6.625%	n/a	n/a
Total Risk-Based Capital	3,295,948	17.75%	1,601,155	8.625%	n/a	n/a
 (1) Prompt corrective action provisions do not apply to the Bank holding company.

15. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2017	2016
	(In thousands)
Assets:
Cash and due from bank	$194,848	195,114
Securities available-for-sale, at estimated fair value	5,903	6,918
Investment in subsidiary	2,800,867	2,792,474
ESOP loan receivable	90,794	92,839
Other assets	42,196	43,711
Total Assets	$3,134,608	3,131,056
Liabilities and Stockholders’ Equity:
Total liabilities	$9,157	7,811
Total stockholders’ equity	3,125,451	3,123,245
Total Liabilities and Stockholders’ Equity	$3,134,608	3,131,056
Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income:
Interest on ESOP loan receivable	$3,481	3,084	3,151
Dividend from subsidiary	131,400	30,000	—
Interest on deposit with subsidiary	2	2	2
Interest and dividends on investments	277	132	65
Gain on securities transactions	—	72	1,682
Other income	2	—	—
	135,162	33,290	4,900
Expenses:
Interest expense	144	120	54
Other expenses	2,578	3,933	3,170
Income before income tax expense	132,440	29,237	1,676
Income tax expense	276	452	540
Income before undistributed earnings of subsidiary	132,164	28,785	1,136
(Dividend in excess of earnings) equity in undistributed earnings of subsidiary	(5,420)	163,340	180,370
Net income	$126,744	192,125	181,506

 Other Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$126,744	192,125	181,506
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	534	543	433
Total other comprehensive income	534	543	433
Total comprehensive income	$127,278	192,668	181,939

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$126,744	192,125	181,506
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend in excess of earnings (equity in undistributed earnings of subsidiary)	5,420	(163,340)	(180,370)
Gain on securities transactions, net	—	(72)	1,682
Decrease in other assets	14,678	14,805	2,107
Increase (decrease) in other liabilities	1,346	(3,655)	4,927
Net cash provided by operating activities	148,188	39,863	9,852
Cash flows from investing activities:
Purchases of securities held-to-maturity	—	(5,000)	—
Proceeds from principal repayments on equity securities available-for-sale	1,000	72	2,700
Principal collected on ESOP loan	2,045	2,050	2,062
Net cash provided by (used in) investing activities	3,045	(2,878)	4,762
Cash flows from financing activities:
Purchase of treasury stock	(59,090)	(363,410)	(382,922)
Exercise of stock options	9,141	34,317	2,985
Dividends paid	(101,550)	(82,291)	(87,395)
Net cash used in financing activities	(151,499)	(411,384)	(467,332)
Net decrease in cash and due from bank	(266)	(374,399)	(452,718)
Cash and due from bank at beginning of year	195,114	569,513	1,022,231
Cash and due from bank at end of year	$194,848	195,114	569,513

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2017 and 2016.

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$210,094	215,508	225,764	230,317
Interest expense	42,975	48,452	54,853	55,627
Net interest income	167,119	167,056	170,911	174,690
Provision for loan losses	4,000	6,000	1,750	4,500
Net interest income after provision for loan losses	163,119	161,056	169,161	170,190
Non-interest income	9,703	9,320	8,395	8,219
Non-interest expenses	99,558	106,268	103,274	109,474
Income before income tax expense	73,264	64,108	74,282	68,935
Income tax expense	27,244	24,475	28,437	73,689
Net income (loss)	$46,020	39,633	45,845	(4,754)
Basic earnings per common share	$0.16	0.14	0.16	(0.02)
Diluted earnings per common share	$0.16	0.14	0.16	(0.02)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$192,107	194,960	198,374	208,079
Interest expense	37,544	37,655	38,768	39,369
Net interest income	154,563	157,305	159,606	168,710
Provision for loan losses	5,000	5,000	5,000	4,750
Net interest income after provision for loan losses	149,563	152,305	154,606	163,960
Non-interest income	8,707	11,469	8,520	8,504
Non-interest expenses	87,146	91,009	91,398	89,010
Income before income tax expense	71,124	72,765	71,728	83,454
Income tax expense	26,455	27,625	21,878	30,989
Net income	$44,669	45,140	49,850	52,465
Basic earnings per common share	$0.14	0.15	0.17	0.18
Diluted earnings per common share	$0.14	0.15	0.17	0.18

17. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$126,744	$192,125	$181,505

Shares
Weighted-average common shares outstanding - basic	290,183,952	297,580,834	329,763,527
Effect of dilutive common stock equivalents(1)	1,782,523	3,374,051	3,169,921
Weighted-average common shares outstanding - diluted	291,966,475	300,954,885	332,933,448

Earnings per common share
Basic	$0.44	$0.65	$0.55
Diluted	$0.43	$0.64	$0.55
(1) For the years ended December 31, 2017, 2016 and 2015, there were 10,246,677, 19,046,222, and 18,200,877 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

18. Comprehensive Income

The components of comprehensive income, both gross and net of tax, are as follows:

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$280,589	(153,845)	126,744	299,072	(106,947)	192,125	280,877	(99,372)	181,505
Other comprehensive income (loss):
Change in funded status of retirement obligations	313	(1,058)	(745)	12,452	(4,981)	7,471	(2,425)	970	(1,455)
Unrealized loss on securities available-for-sale	(7,714)	(434)	(8,148)	(19,399)	7,115	(12,284)	(7,982)	3,049	(4,933)
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	1,243	(775)	468	1,846	(754)	1,092	2,448	(1,000)	1,448
Reclassification adjustment for security gains included in net income	(1,275)	510	(765)	(2,264)	906	(1,358)	(1,553)	6	(1,547)
Other-than-temporary impairment accretion on debt securities	1,614	(3,226)	(1,612)	1,488	(608)	880	1,802	(736)	1,066
Net gains on derivatives arising during the period	6,209	(146)	6,063	12,550	(5,126)	7,424	—	—	—
Total other comprehensive (loss) income	390	(5,129)	(4,739)	6,673	(3,448)	3,225	(7,710)	2,289	(5,421)
Total comprehensive income	$280,979	(158,974)	122,005	305,745	(110,395)	195,350	273,167	(97,083)	176,084

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2017 and 2016:

	Change in funded status of retirement obligations	Accretion of loss on securities reclassified to held-to-maturity	Unrealized (losses) gains on securities available-for-sale and gains included in net income	Other-than-temporary impairment accretion on debt securities	Unrealized gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	188	398	(2,113)	(2,256)	3,673	(110)
Reclassification due to the adoption of ASU No. 2018-02	(933)	70	(6,800)	644	2,390	(4,629)
Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)

Balance - December 31, 2015	$(12,366)	(3,080)	1,371	(13,750)	—	(27,825)
Net change	7,471	1,092	(13,642)	880	7,424	3,225
Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2017	2016
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities transactions, net	$(1,275)	(2,264)
Change in funded status of retirement obligations
Adjustment of net obligation	(20)	249
Amortization of net loss	479	1,610
Compensation and fringe benefits	459	1,859
Interest expense
Reclassification adjustment for unrealized losses on derivatives	4,161	440
Total before tax	3,345	35
Income tax (expense) benefit	(1,213)	1,179
Net of tax	$2,132	(1,144)

19. Recent Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017).  ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $4.6 million, reflected in the Consolidated Statements of Stockholders’ Equity. See Footnote 18, Comprehensive Income, for further details.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 718): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. The Company early adopted ASU 2017-12 on January 1, 2018 which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating its provisions to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The Company adopted ASU 2017-07 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017. The update is to be applied prospectively. The Company does not expect ASU No. 2017-04 to have a material impact on the Company’s Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU provide a practical way to determine when a set of assets and activities is not a business. The screen provided in this ASU requires that when all or substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments also provide other considerations to determine whether a set is a business if the screen is not met. The update is to be applied prospectively. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this new guidance did not have a material impact on the determination of whether future acquisitions are considered a business combination and the resulting impact on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU addresses the recognition of current and deferred taxes for an intra-entity asset transfer and amends current U.S. GAAP by eliminating the exception for intra-entity transfers of assets other than inventory to defer such recognition until sale to an outside party. The Company adopted ASU 2016-16 on January 1, 2018, which did not have an impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.
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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 on January 1, 2018, which did not have a material impact on the Company’s results of operations, financial position, and liquidity due to the Company’s proportionately small portfolio of equity securities.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company adopted ASU 2014-09 on January 1, 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard does not have a material impact on the Company’s Consolidated Financial Statements. The Company’s implementation efforts have included the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While there were no material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate the need for additional disclosures.

20. Subsequent Events
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
On January 25, 2018, the Company declared a cash dividend of $0.09 per share. The $0.09 dividend per share was paid to stockholders on February 23, 2018, with a record date of February 9, 2018.
On February 6, 2018, the Company announced the acquisition of a portfolio of capital equipment leases of approximately $350 million which will enhance its C&I lending capabilities with middle market companies. This acquisition includes a seven-person team of financing professionals to lead the Equipment Finance Group.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.3	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.4	Amendment to Amended and Restated Employment Agreement with Richard S. Spengler (3)

10.5	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (4)

10.6	Amendment to Amended and Restated Employment Agreement with Paul Kalamaras (3)

10.7	Employment Agreement Investors Bancorp, Inc. and Sean Burke (5)

10.8	Amendment to Employment Agreement with Sean Burke (3)

10.9	Investors Bancorp, Inc. 2015 Equity Incentive Plan (6)

10.10	First Amendment to the Investors Bancorp, Inc. 2015 Equity Incentive Plan (12)

10.11	Investors Bancorp, Inc. 2006 Equity Incentive Plan (7)

10.12	Roma Financial Corporation 2008 Equity Incentive Plan (8)

10.13	Investors Bank Executive Officer Annual Incentive Plan (9)

10.14	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan (1)

10.15	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.16	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated December 19, 2016 (11)

10.17	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated February 29, 2016 (11)

10.18	Investors Bank Amended and Restated Director Retirement Plan (1)

10.19	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.20	Investors Bank Deferred Directors Fee Plan (1)

10.21	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (10)

10.22	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (10)

10.23	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (10)

10.24	Agreement between Investors Bancorp, Inc. and Blue Harbour Group, L.P. (12)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Quarterly Report on 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2016.

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

(6)
Incorporated by reference to Appendix A to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2015 Annual Meeting of Stockholders (Commission File No. 001-36441) filed with the Securities and Exchange Commission on April 30, 2015.

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

(11)
Incorporated by reference to Exhibits 10.15 and 10.16 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on March 1, 2017.

(12)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2017.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: March 1, 2018	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2018

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	March 1, 2018

/s/ Sean Burke Sean Burke	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 1, 2018

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	March 1, 2018

/s/ Robert C. Albanese Robert C. Albanese	Director	March 1, 2018

/s/ Dennis M. Bone Dennis M. Bone	Director	March 1, 2018

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 1, 2018

/s/ Peter H. Carlin Peter H. Carlin	Director	March 1, 2018

/s/ William Cosgrove William Cosgrove	Director	March 1, 2018

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	March 1, 2018

/s/ James Garibaldi James Garibaldi	Director	March 1, 2018

/s/ Michele N. Siekerka Michele N. Siekerka	Director	March 1, 2018

/s/ James H. Ward III James H. Ward III	Director	March 1, 2018