Form 10-Q
period 2018-03-31
Investors Bancorp, Inc.
filed 2018-05-10
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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

As of May 4, 2018, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 301,592,938 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and cash equivalents	$153,439	618,394
Equity securities	5,677	5,701
Debt securities available-for-sale, at estimated fair value	1,940,588	1,982,026
Debt securities held-to-maturity, net (estimated fair value of $1,717,381 and $1,820,125 at March 31, 2018 and December 31, 2017, respectively)	1,715,531	1,796,621
Loans receivable, net	20,351,232	19,852,101
Loans held-for-sale	1,011	5,185
Federal Home Loan Bank stock	264,919	231,544
Accrued interest receivable	74,200	72,855
Other real estate owned	4,873	5,830
Office properties and equipment, net	177,368	180,231
Net deferred tax asset	130,250	121,663
Bank owned life insurance	207,274	155,635
Goodwill and intangible assets	101,609	97,665
Other assets	97,706	3,793
Total assets	$25,225,677	25,129,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$16,546,325	17,357,697
Borrowed funds	5,361,260	4,461,533
Advance payments by borrowers for taxes and insurance	128,745	104,308
Other liabilities	97,266	80,255
Total liabilities	22,133,596	22,003,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at March 31, 2018 and December 31, 2017; 301,796,438 and 306,126,087 outstanding at March 31, 2018 and December 31, 2017, respectively	3,591	3,591
Additional paid-in capital	2,789,102	2,784,390
Retained earnings	1,115,153	1,084,177
Treasury stock, at cost; 57,274,414 and 52,944,765 shares at March 31, 2018 and December 31, 2017, respectively	(692,516)	(633,110)
Unallocated common stock held by the employee stock ownership plan	(83,509)	(84,258)
Accumulated other comprehensive loss	(39,740)	(29,339)
Total stockholders’ equity	3,092,081	3,125,451
Total liabilities and stockholders’ equity	$25,225,677	25,129,244
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$204,722	185,961
Securities:
Equity	35	48
Government-sponsored enterprise obligations	274	8
Mortgage-backed securities	20,022	16,709
Municipal bonds and other debt	2,258	4,068
Interest-bearing deposits	455	107
Federal Home Loan Bank stock	3,801	3,193
Total interest and dividend income	231,567	210,094
Interest expense:
Deposits	36,376	22,184
Borrowed funds	22,707	20,791
Total interest expense	59,083	42,975
Net interest income	172,484	167,119
Provision for loan losses	2,500	4,000
Net interest income after provision for loan losses	169,984	163,119
Non-interest income
Fees and service charges	5,458	4,928
Income on bank owned life insurance	1,286	725
Gain on loans, net	257	992
(Loss) gain on securities, net	(46)	1,227
Gain on sale of other real estate owned, net	153	174
Other income	2,002	1,657
Total non-interest income	9,110	9,703
Non-interest expense
Compensation and fringe benefits	59,061	57,274
Advertising and promotional expense	2,087	2,085
Office occupancy and equipment expense	16,578	14,847
Federal deposit insurance premiums	4,500	3,710
General and administrative	500	734
Professional fees	4,402	7,421
Data processing and communication	6,123	5,860
Other operating expenses	7,834	7,627
Total non-interest expenses	101,085	99,558
Income before income tax expense	78,009	73,264
Income tax expense	20,084	27,244
Net income	$57,925	46,020
Basic earnings per share	$0.20	0.16
Diluted earnings per share	$0.20	0.16
Weighted average shares outstanding
Basic	287,685,531	291,185,408
Diluted	289,131,916	293,407,422
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$57,925	46,020
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	103	83
Unrealized (losses) gains on debt securities available-for-sale	(22,723)	2,679
Accretion of loss on debt securities reclassified to held to maturity	167	208
Reclassification adjustment for security gains included in net income	—	(736)
Other-than-temporary impairment accretion on debt securities	216	399
Net gains on derivatives arising during the period	12,442	1,220
Total other comprehensive (loss) income	(9,795)	3,853
Total comprehensive income	$48,130	49,873

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	46,020	—	—	—	46,020
Other comprehensive income, net of tax	—	—	—	—	—	3,853	3,853
Purchase of treasury stock (4,270 shares)	—	—	—	(61)	—	—	(61)
Treasury stock allocated to restricted stock plan (350,000 shares)	—	(5,137)	919	4,218	—	—	—
Compensation cost for stock options and restricted stock	—	4,857	—	—	—	—	4,857
Option exercise	—	(3,286)	—	6,952	—	—	3,666
Restricted stock forfeitures (9,019 shares)	—	102	6	(108)	—	—	—
Cash dividend paid ($0.08 per common share)	—	—	(24,786)	—	—	—	(24,786)
ESOP shares allocated or committed to be released	—	949	—	—	749	—	1,698
Balance at March 31, 2017	$3,591	2,763,217	1,075,909	(576,973)	(86,505)	(20,747)	3,158,492

Balance at December 31, 2017	$3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	57,925	—	—	—	57,925
Other comprehensive loss, net of tax	—	—	—	—	—	(9,795)	(9,795)
Reclassification due to the adoption of ASU No. 2016-01	—	—	606	—	—	(606)	—
Purchase of treasury stock (4,525,023 shares)	—	—	—	(61,859)	—	—	(61,859)
Treasury stock allocated to restricted stock plan (18,947 shares)	—	(257)	27	230	—	—	—
Compensation cost for stock options and restricted stock	—	3,370	—	—	—	—	3,370
Option exercise	—	(2,428)	—	5,142	—	—	2,714
Restricted stock forfeitures (250,000 shares)	—	3,135	(216)	(2,919)	—	—	—
Cash dividend paid ($0.09 per common share)	—	—	(27,366)	—	—	—	(27,366)
ESOP shares allocated or committed to be released	—	892	—	—	749	—	1,641
Balance at March 31, 2018	$3,591	2,789,102	1,115,153	(692,516)	(83,509)	(39,740)	3,092,081
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$57,925	46,020
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,012	6,555
Amortization of premiums and accretion of discounts on securities, net	2,971	5,503
Amortization of premiums and accretion of fees and costs on loans, net	(2,126)	(1,242)
Amortization of other intangible assets	513	626
Provision for loan losses	2,500	4,000
Depreciation and amortization of office properties and equipment	4,569	4,084
Loss (gain) on securities, net	46	(1,227)
Mortgage loans originated for sale	(5,271)	(41,244)
Proceeds from mortgage loan sales	9,690	75,511
Gain on sales of mortgage loans, net	(245)	(877)
Gain on sale of other real estate owned	(153)	(174)
Income on bank owned life insurance	(1,286)	(725)
Increase in accrued interest receivable	(1,345)	(2,953)
Deferred tax (benefit) expense	(1,379)	3,654
(Increase) decrease in other assets	(3,866)	6,543
Increase in other liabilities	15,994	14,971
Total adjustments	25,624	73,005
Net cash provided by operating activities	83,549	119,025
Cash flows from investing activities:
Purchases of loans receivable	(86,198)	(102,457)
Net originations of loans receivable	(83,095)	(592,766)
Proceeds from disposition of loans held for investment	12	115
Loss on disposition of loans held for investment	(12)	(115)
Net proceeds from sale of other real estate owned	1,620	887
Proceeds from principal repayments/calls/maturities of debt securities available for sale	85,522	79,867
Proceeds from sales of debt securities available for sale	—	47,359
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	85,983	84,596
Purchases of equity securities	(22)	—
Purchases of debt securities available for sale	(77,065)	(231,995)
Purchases of debt securities held to maturity	(4,885)	(35,690)
Proceeds from redemptions of Federal Home Loan Bank stock	55,016	47,771
Purchases of Federal Home Loan Bank stock	(88,391)	(61,698)
Purchases of office properties and equipment	(1,706)	(5,863)
Death benefit proceeds from bank owned life insurance	3,619	9,602
Purchases of bank owned life insurance	(125,000)	—
Cash paid for acquisition	(340,183)	—
Net cash used in investing activities	(574,785)	(760,387)

Cash flows from financing activities:
Net (decrease) increase in deposits	(811,372)	95,190
Net increase in other borrowings	899,727	547,539
Net increase in advance payments by borrowers for taxes and insurance	24,437	21,550
Dividends paid	(27,366)	(24,786)
Exercise of stock options	2,714	3,666
Purchase of treasury stock	(61,859)	(61)
Net cash provided by financing activities	26,281	643,098
Net (decrease) increase in cash and cash equivalents	(464,955)	1,736
Cash and cash equivalents at beginning of period	618,394	164,178
Cash and cash equivalents at end of period	$153,439	165,914
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$564	1,048
Cash paid during the year for:
Interest	57,022	41,922
Income taxes	—	—
Acquisitions:
Non-cash assets acquired:
Loans	330,777	—
Goodwill and other intangible assets, net	4,955	—
Total non-cash assets acquired	335,732	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2017 Annual Report on Form 10-K. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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
During the three months ended March 31, 2018, the Company purchased 4,525,023 shares at a cost of $61.9 million, or approximately $13.67 per share. During the three months ended March 31, 2018, shares repurchased included 128,719 shares withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.

3.     Business Combinations
On February 2, 2018, the Company completed the acquisition of a $345.8 million equipment finance portfolio. The acquisition included a seven person team of financing professionals to lead the Company’s Equipment Finance Group, which is a part of the Company’s business lending group and is classified within our commercial and industrial loan portfolio. The purchase price paid of $340.2 million was paid using available cash.
The acquisition was accounted for under the acquisition method of accounting as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of assets acquired, or $5.0 million, has been recorded as goodwill.
The acquired portfolio was fair valued on the date of acquisition based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The valuation methods utilized took into consideration adjustments for interest rate risk, funding cost, servicing cost, residual risk, credit and liquidity risk.

The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$57,925	$46,020

Shares
Weighted-average common shares outstanding - basic	287,685,531	291,185,408
Effect of dilutive common stock equivalents (1)	1,446,385	2,222,014
Weighted-average common shares outstanding - diluted	289,131,916	293,407,422

Earnings per common share
Basic	$0.20	$0.16
Diluted	$0.20	$0.16
(1) For the three months ended March 31, 2018 and 2017, there were 9,673,423 and 10,861,826 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated:

	At March 31, 2018
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$695,185	126	18,721	676,590
Federal National Mortgage Association	1,267,196	24	39,183	1,228,037
Government National Mortgage Association	37,608	—	1,647	35,961
Total debt securities available-for-sale	$1,999,989	150	59,551	1,940,588

	At March 31, 2018
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$43,259	—	43,259	—	1,422	41,837
Municipal bonds	14,856	—	14,856	1,144	—	16,000
Corporate and other debt securities	68,768	19,845	48,923	42,181	—	91,104
Total debt securities held-to-maturity	126,883	19,845	107,038	43,325	1,422	148,941
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	456,516	862	455,654	169	11,376	444,447
Federal National Mortgage Association	1,065,518	1,023	1,064,495	763	27,451	1,037,807
Government National Mortgage Association	88,344	—	88,344	—	2,158	86,186
Total mortgage-backed securities held-to-maturity	1,610,378	1,885	1,608,493	932	40,985	1,568,440
Total debt securities held-to-maturity	$1,737,261	21,730	1,715,531	44,257	42,407	1,717,381

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

	At December 31, 2017
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$649,060	382	9,200	640,242
Federal National Mortgage Association	1,322,255	700	19,379	1,303,576
Government National Mortgage Association	39,577	—	1,369	38,208
Total debt securities available-for-sale	$2,010,892	1,082	29,948	1,982,026

	At December 31, 2017
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$43,281	—	43,281	—	685	42,596
Municipal bonds	40,595	—	40,595	1,251	—	41,846
Corporate and other debt securities	68,232	20,145	48,087	38,207	—	86,294
Total debt securities held-to-maturity	152,108	20,145	131,963	39,458	685	170,736
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	474,314	969	473,345	530	5,439	468,436
Federal National Mortgage Association	1,102,242	1,149	1,101,093	2,787	12,280	1,091,600
Government National Mortgage Association	90,220	—	90,220	—	867	89,353
Total mortgage-backed securities held-to-maturity	1,666,776	2,118	1,664,658	3,317	18,586	1,649,389
Total debt securities held-to-maturity	$1,818,884	22,263	1,796,621	42,775	19,271	1,820,125

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
At March 31, 2018, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At March 31, 2018, the TruPS had a carrying value and estimated fair value of $43.9 million and $86.0 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at March 31, 2018 had a carrying value and estimated fair value of $41.9 million and $79.7 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $1.08 billion and an estimated fair value of $1.04 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity, are shown below.

	March 31, 2018
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$12,568	12,567
Due after one year through five years	—	—
Due after five years through ten years	50,547	50,389
Due after ten years	43,923	85,985
Total	$107,038	148,941

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$421,910	9,653	207,643	9,068	629,553	18,721
Federal National Mortgage Association	799,657	19,409	421,705	19,774	1,221,362	39,183
Government National Mortgage Association	13,954	460	22,007	1,187	35,961	1,647
Total debt securities available-for-sale	1,235,521	29,522	651,355	30,029	1,886,876	59,551
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	41,837	1,422	—	—	41,837	1,422
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	337,705	7,624	104,662	3,752	442,367	11,376
Federal National Mortgage Association	567,967	10,845	409,287	16,606	977,254	27,451
Government National Mortgage Association	86,186	2,158	—	—	86,186	2,158
Total mortgage-backed securities held-to-maturity	991,858	20,627	513,949	20,358	1,505,807	40,985
Total debt securities held-to-maturity	1,033,695	22,049	513,949	20,358	1,547,644	42,407
Total	$2,269,216	51,571	1,165,304	50,387	3,434,520	101,958

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$365,078	3,115	220,744	6,085	585,822	9,200
Federal National Mortgage Association	684,327	6,276	447,310	13,103	1,131,637	19,379
Government National Mortgage Association	14,981	283	23,227	1,086	38,208	1,369
Total debt securities available-for-sale	1,064,386	9,674	691,281	20,274	1,755,667	29,948
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$42,596	685	—	—	42,596	685
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	290,340	2,946	111,849	2,493	402,189	5,439
Federal National Mortgage Association	369,484	2,380	430,955	9,900	800,439	12,280
Government National Mortgage Association	51,126	867	—	—	51,126	867
Total mortgage-backed securities held-to-maturity	710,950	6,193	542,804	12,393	1,253,754	18,586
Total debt securities held-to-maturity	753,546	6,878	542,804	12,393	1,296,350	19,271
Total	$1,817,932	16,552	1,234,085	32,667	3,052,017	49,219
At March 31, 2018, the majority of gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the increase in intermediate-term market interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled trust preferred securities. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At March 31, 2018 and 2017, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three months ended March 31, 2018 and 2017. At March 31, 2018, non-credit related OTTI recorded on the previously impaired TruPS was $19.8 million ($14.3 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance of credit related OTTI, beginning of period	$85,768	95,743
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(923)	(2,935)
Reductions for securities sold or paid off during the period	—	(3,811)
Balance of credit related OTTI, end of period	$84,845	88,997

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
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $5.7 million as of March 31, 2018 and December 31, 2017. Realized gains and losses from sales of securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income. The Company adopted FASB Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018 resulting in the cumulative-effect adjustment of $606,000 reflected in the consolidated statement of stockholders’ equity. The update supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income.
The following table presents the disaggregated net gains and losses on equity securities reported in the Consolidated Statements of Income:

For the Three Months Ended March 31, 2018
Net losses recognized during the period on equity securities	$(46)
Less: Net gains (losses) recognized during the period on equity securities sold	—
Unrealized (losses) recognized during the period on equity securities	$(46)
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2018, there were no proceeds of sales from the debt securities available-for-sale portfolio. There were no proceeds of sales from the debt securities held-to-maturity portfolio for the three months ended March 31, 2018. There were no proceeds of sales from the equity securities portfolio for the three months ended March 31, 2018.
For the three months ended March 31, 2017, the Company received proceeds of $47.4 million on pools of mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized gains of $1.2 million. There were no proceeds of sales from the debt securities held-to-maturity portfolio for the three months ended March 31, 2017; however, the Company received proceeds of $3.1 million from the liquidation of a TruP security. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income. There were no proceeds of sales from the equity securities portfolio for the three months ended March 31, 2017.

6.    Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Multi-family loans	$7,844,123	7,802,835
Commercial real estate loans	4,586,917	4,541,347
Commercial and industrial loans	2,024,903	1,625,375
Construction loans	390,853	416,883
Total commercial loans	14,846,796	14,386,440
Residential mortgage loans	5,082,584	5,025,266
Consumer and other loans	665,420	670,820
Total loans excluding PCI loans	20,594,800	20,082,526
PCI loans	8,082	8,322
Deferred fees and premiums on purchased loans, net (1)	(20,506)	(7,778)
Allowance for loan losses	(231,144)	(230,969)
Net loans	$20,351,232	19,852,101
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of the period	$230,969	228,373
Loans charged off	(7,107)	(3,005)
Recoveries	4,782	1,544
Net charge-offs	(2,325)	(1,461)
Provision for loan losses	2,500	4,000
Balance at end of the period	$231,144	230,912
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the three months ended March 31, 2018 and 2017, the Company recorded charge-offs of $88,000 and $33,000, respectively, related to PCI loans acquired.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(326)	(2,463)	(1,611)	—	(2,046)	(661)	—	(7,107)
Recoveries	—	570	3,706	—	505	1	—	4,782
Provision	(980)	1,576	149	(804)	1,995	718	(154)	2,500
Ending balance-March 31, 2018	$80,163	55,820	56,807	10,805	22,289	3,157	2,103	231,144

Individually evaluated for impairment	$—	—	—	—	1,665	70	—	1,735
Collectively evaluated for impairment	80,163	55,820	56,807	10,805	20,624	3,087	2,103	229,409
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2018	$80,163	55,820	56,807	10,805	22,289	3,157	2,103	231,144

Loans:
Individually evaluated for impairment	$19,997	14,745	21,886	—	26,251	833	—	83,712
Collectively evaluated for impairment	7,824,126	4,572,172	2,003,017	390,853	5,056,333	664,587	—	20,511,088
Loans acquired with deteriorated credit quality	—	6,660	—	—	1,195	227	—	8,082
Balance at March 31, 2018	$7,844,123	4,593,577	2,024,903	390,853	5,083,779	665,647	—	20,602,882

	December 31, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(6)	(8,072)	(5,656)	(100)	(4,875)	(500)	—	(19,209)
Recoveries	1,677	549	200	—	2,816	313	—	5,555
Provision	(15,763)	10,864	16,527	56	4,063	436	67	16,250
Ending balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Individually evaluated for impairment	$—	—	—	—	1,678	97	—	1,775
Collectively evaluated for impairment	81,469	56,137	54,563	11,609	20,157	3,002	2,257	229,194
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Loans:
Individually evaluated for impairment	$14,776	29,736	8,989	—	26,376	879	—	80,756
Collectively evaluated for impairment	7,788,059	4,511,611	1,616,386	416,883	4,998,890	669,941	—	20,001,770
Loans acquired with deteriorated credit quality	—	6,754	—	—	1,251	317	—	8,322
Balance at December 31, 2017	$7,802,835	4,548,101	1,625,375	416,883	5,026,517	671,137	—	20,090,848
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
The following tables present the risk category of loans as of March 31, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	March 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,884,198	694,140	151,553	114,232	—	—	7,844,123
Commercial real estate	3,830,281	517,269	99,962	139,405	—	—	4,586,917
Commercial and industrial	1,314,011	595,067	47,460	68,365	—	—	2,024,903
Construction	279,945	77,846	32,786	276	—	—	390,853
Total commercial loans	12,308,435	1,884,322	331,761	322,278	—	—	14,846,796
Residential mortgage	4,987,593	13,836	6,749	74,406	—	—	5,082,584
Consumer and other	654,871	3,348	1,459	5,742	—	—	665,420
Total	$17,950,899	1,901,506	339,969	402,426	—	—	20,594,800

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,791,999	702,384	154,125	154,327	—	—	7,802,835
Commercial real estate	3,751,790	528,179	105,089	156,289	—	—	4,541,347
Commercial and industrial	1,102,304	443,669	37,944	41,458	—	—	1,625,375
Construction	272,882	109,252	34,454	295	—	—	416,883
Total commercial loans	11,918,975	1,783,484	331,612	352,369	—	—	14,386,440
Residential mortgage	4,926,002	14,272	7,749	77,243	—	—	5,025,266
Consumer and other	657,515	6,270	521	6,514	—	—	670,820
Total	$17,502,492	1,804,026	339,882	436,126	—	—	20,082,526

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	March 31, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$6,464	—	4,939	11,403	7,832,720	7,844,123
Commercial real estate	6,456	408	12,539	19,403	4,567,514	4,586,917
Commercial and industrial	3,890	12,706	1,054	17,650	2,007,253	2,024,903
Construction	—	—	276	276	390,577	390,853
Total commercial loans	16,810	13,114	18,808	48,732	14,798,064	14,846,796
Residential mortgage	14,707	7,390	52,701	74,798	5,007,786	5,082,584
Consumer and other	3,349	1,459	5,029	9,837	655,583	665,420
Total	$34,866	21,963	76,538	133,367	20,461,433	20,594,800

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,263	7,652	203	15,118	7,787,717	7,802,835
Commercial real estate	19,355	778	11,519	31,652	4,509,695	4,541,347
Commercial and industrial	4,855	—	75	4,930	1,620,445	1,625,375
Construction	—	295	—	295	416,588	416,883
Total commercial loans	31,473	8,725	11,797	51,995	14,334,445	14,386,440
Residential mortgage	15,191	8,739	54,900	78,830	4,946,436	5,025,266
Consumer and other	6,357	521	5,755	12,633	658,187	670,820
Total	$53,021	17,985	72,452	143,458	19,939,068	20,082,526
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	March 31, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	8	$20,192	5	$14,978
Commercial real estate	38	19,732	37	34,043
Commercial and industrial	19	23,259	11	9,989
Construction	1	276	1	295
Total commercial loans	66	63,459	54	59,305
Residential mortgage and consumer	390	72,529	427	76,422
Total non-accrual loans	456	$135,988	481	$135,727

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2018 and December 31, 2017, these loans are comprised of the following:

	March 31, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	—	$—	1	$10
Residential mortgage and consumer	26	3,310	24	4,103
Total TDR with payment status current classified as non-accrual	26	$3,310	25	$4,113
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	March 31, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	1	$52	1	$918
Commercial real estate	—	—	2	14,321
Total commercial loans	1	52	3	15,239
Residential mortgage and consumer	7	1,507	13	1,995
Total TDR 30-89 days delinquent classified as non-accrual	8	$1,559	16	$17,234
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of March 31, 2018, PCI loans with a carrying value of $8.1 million included $7.1 million of which were current, $52,000 of which were 30-89 days delinquent and $905,000 of which were 90 days or more delinquent. As of December 31, 2017, PCI loans with a carrying value of $8.3 million included $7.1 million of which were current, $203,000 of which were 30-89 days delinquent and $1.0 million of which were 90 days or more delinquent.
At March 31, 2018 and December 31, 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $83.7 million and $80.8 million, respectively, with allocations of the allowance for loan losses of $1.7 million and $1.8 million for the periods ending March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, interest income received and recognized on these loans totaled $242,000 and $367,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$19,997	20,281	—	20,287	139
Commercial real estate	14,745	19,527	—	14,946	14
Commercial and industrial	21,886	26,463	—	21,997	—
Construction	—	—	—	—	—
Total commercial loans	56,628	66,271	—	57,230	153
Residential mortgage and consumer	11,982	15,987	—	12,291	34
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,102	15,684	1,735	15,029	55
Total:
Multi-family	19,997	20,281	—	20,287	139
Commercial real estate	14,745	19,527	—	14,946	14
Commercial and industrial	21,886	26,463	—	21,997	—
Construction	—	—	—	—	—
Total commercial loans	56,628	66,271	—	57,230	153
Residential mortgage and consumer	27,084	31,671	1,735	27,320	89
Total impaired loans	$83,712	97,942	1,735	84,550	242

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	12,357	16,236	—	12,100	430
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,898	15,461	1,775	14,767	386
Total:
Multi-family	14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	27,255	31,697	1,775	26,867	816
Total impaired loans	$80,756	95,812	1,775	79,887	1,497
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

The following tables present the total TDR loans at March 31, 2018 and December 31, 2017. There were five residential PCI loans that were classified as TDRs for the period ended March 31, 2018. There were four residential PCI loans that were classified as TDRs for the period ended December 31, 2017.

	March 31, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$911	1	$911
Commercial real estate	1	6	3	654	4	660
Commercial and industrial	1	495	1	1,256	2	1,751
Total commercial loans	2	501	5	2,821	7	3,322
Residential mortgage and consumer	52	11,855	72	15,229	124	27,084
Total	54	$12,356	77	$18,050	131	$30,406

	December 31, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$918	1	$918
Commercial real estate	—	—	4	14,489	4	14,489
Commercial and industrial	—	—	1	1,287	1	1,287
Total commercial loans	—	—	6	16,694	6	16,694
Residential mortgage and consumer	49	10,957	71	16,298	120	27,255
Total	49	$10,957	77	$32,992	126	$43,949

The following tables present information about TDRs that occurred during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	2	$788	$616	1	$166	$166
Commercial and industrial	1	435	435	—	—	—
Residential mortgage and consumer	6	712	712	13	2,879	2,779

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were charge-offs of $172,000 and $100,000 for collateral dependent TDRs during the three months ended March 31, 2018 and March 31, 2017, respectively. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.7 million and $1.8 million at March 31, 2018 and December 31, 2017, respectively.

Residential mortgage loan modifications generally involve the reduction in loan interest rate and extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs had their maturity extended as well as the reduction in loan interest rate.
The following tables present information about pre and post modification interest yield for troubled debt restructurings which occurred during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	2	4.68%	4.68%	1	5.50%	5.50%
Commercial and industrial	1	4.75%	4.50%	—	—%	—%
Residential mortgage and consumer	6	4.70%	3.28%	13	4.27%	3.54%

Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2018 consisted of 6 residential loans and 1 multi-family loan with a recorded investment of $436,000 and $918,000, respectively, at March 31, 2018. Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2017 consisted of 9 residential loans and 2 commercial real estate loans with a recorded investment of $1.6 million and $498,000, respectively, at March 31, 2017.

7.     Deposits
Deposits are summarized as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Non-interest bearing:
Checking accounts	$2,292,940	2,424,608
Interest bearing:
Checking accounts	4,382,528	4,909,054
Money market deposits	3,864,519	4,243,545
Savings	2,374,624	2,320,228
Certificates of deposit	3,631,714	3,460,262
Total deposits	$16,546,325	17,357,697

8.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Mortgage servicing rights	$12,751	13,228
Core deposit premiums	5,512	6,024
Other	820	842
Total other intangible assets	19,083	20,094
Goodwill	82,526	77,571
Goodwill and intangible assets	$101,609	97,665

For the period ending March 31, 2018, the increase in goodwill reflects the acquisition of the equipment finance portfolio.

The following table summarizes other intangible assets as of March 31, 2018 and December 31, 2017:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2018
Mortgage servicing rights	$19,797	(6,924)	(122)	12,751
Core deposit premiums	25,058	(19,546)	—	5,512
Other	1,150	(330)	—	820
Total other intangible assets	$46,005	(26,800)	(122)	19,083

December 31, 2017
Mortgage servicing rights	$20,236	(6,886)	(122)	13,228
Core deposit premiums	25,058	(19,034)	—	6,024
Other	1,150	(308)	—	842
Total other intangible assets	$46,444	(26,228)	(122)	20,094
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.72 billion and $1.77 billion at March 31, 2018 and December 31, 2017, respectively, all of which relate to residential mortgage loans. At March 31, 2018 and December 31, 2017, the servicing asset, included in intangible assets, had an estimated fair value of $15.2 million and $15.0 million, respectively. At March 31, 2018, fair value was based on expected future cash flows considering a weighted average discount rate of 13.19%, a weighted average constant prepayment rate on mortgages of 8.28% and a weighted average life of 7.4 years. See Note 13 for additional details.
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

Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the three months ended March 31, 2018 and March 31, 2017, the Company granted 18,947 and 350,000 shares of restricted stock awards under the 2015 Plan, respectively. During the three months ended March 31, 2018, it was determined that the performance-based stock awards granted during 2015 were achieved at 70% of target based upon the performance criteria. This resulted in 70% of these performance-based stock awards being deemed earned and converted to time-based stock awards that vest over a service period and the balance being forfeited.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the three months ended March 31, 2018, the Company granted 15,000 stock options under the 2015 Plan. For the three months ended March 31, 2017, no stock options were granted under the 2015 Plan.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

Three Months Ended March 31,
2018
Weighted average expected life (in years)	6.50
Weighted average risk-free rate of return	2.74%
Weighted average volatility	18.29%
Dividend yield	2.64%
Weighted average fair value of options granted	$2.15
Total stock options granted	15,000
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
The following table presents the share based compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock option expense	$1,430	1,426
Restricted stock expense	1,940	3,431
Total share based compensation expense	$3,370	4,857

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	11,469,417	$12.00	7.0	$21,587
Granted	15,000	13.62	10.0
Exercised	(426,429)	6.37	1.2
Forfeited	(28,142)	12.54
Expired	(20,002)	12.54
Outstanding at March 31, 2018	11,009,844	$12.22	7.0	$15,683
Exercisable at March 31, 2018	4,076,360	$11.68	6.5	$8,000
Expected future expense relating to the non-vested options outstanding as of March 31, 2018 is $19.3 million over a weighted average period of 3.47 years.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2018 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	4,940,335	$12.67
Granted	18,947	13.60
Vested	(275,896)	13.03
Forfeited	(250,000)	12.54
Outstanding and non vested at March 31, 2018	4,433,386	$12.66
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2018 is $46.4 million over a weighted average period of 3.72 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the Wage Replacement Plan are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Service cost	$—	371
Interest cost	355	378
Amortization of:
Net loss	126	115
Total net periodic benefit cost	$481	864
Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the three months ended March 31, 2018.
The Company also maintains the Pentegra DB Plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the three months ended March 31, 2018. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2018.

11.    Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of March 31, 2018 and December 31, 2017, the Company has cash flow hedges with aggregate notional amounts of $1.10 billion and $900.0 million, respectively.

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
During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. Since entering into the derivatives in the third quarter of 2016, the Company has not recorded any hedge ineffectiveness. The ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $4.7 million will be reclassified as a decrease to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$—	Other liabilities	$1,159	Other liabilities	$613
Total derivatives designated as hedging instruments		$—		$—		$1,159		$613

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral. The Company adopted the new rule on a prospective basis to include the accrued interest and variation margin posted by the CME in the fair value.

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income as of March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Cash Flow Hedges - Interest rate swaps	(In thousands)
Amount of gain recognized in other comprehensive income	$16,938	1,256
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	(369)	(807)

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 13, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
March 31, 2018
Liabilities:
Interest Rate Swaps	$1,159	—	1,159	—	—	1,159
Total	$1,159	—	1,159	—	—	1,159

December 31, 2017
Liabilities:
Interest Rate Swaps	$613	—	613	—	—	613
Total	$613	—	613	—	—	613

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

12.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended March 31,
	2018			2017
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$78,009	(20,084)	57,925	73,264	(27,244)	46,020
Other comprehensive (loss) income:
Change in funded status of retirement obligations	143	(40)	103	141	(58)	83
Unrealized (losses) gains on debt securities available-for-sale	(30,535)	7,812	(22,723)	4,291	(1,612)	2,679
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	233	(66)	167	352	(144)	208
Reclassification adjustment for security gains included in net income	—	—	—	(1,227)	491	(736)
Other-than-temporary impairment accretion on debt securities	300	(84)	216	673	(274)	399
Net gains on derivatives arising during the period	17,307	(4,865)	12,442	2,063	(843)	1,220
Total other comprehensive (loss) income	(12,552)	2,757	(9,795)	6,293	(2,440)	3,853
Total comprehensive income	$65,457	(17,327)	48,130	79,557	(29,684)	49,873

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	103	167	(22,723)	216	12,442	(9,795)
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - March 31, 2018	$(5,537)	(1,353)	(44,513)	(14,266)	25,929	(39,740)

Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	83	208	1,943	399	1,220	3,853
Balance - March 31, 2017	$(4,812)	(1,780)	(10,328)	(12,471)	8,644	(20,747)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities transactions, net	$—	(1,227)
Change in funded status of retirement obligations
Amortization of net loss	129	120
Interest expense
Reclassification adjustment for unrealized losses on derivatives	369	807
Total before tax	498	(300)
Income tax (expense) benefit	(128)	133
Net of tax	$370	(167)

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
Assets Measured at Fair Value on a Recurring Basis
Debt securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The fair values of debt securities available-for-sale are based upon quoted prices for similar instruments in active markets (Level 2). The pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

Equity securities
Our equity securities portfolio is carried at estimated fair value on a recurring basis, with any gains and losses reported in the Consolidated Statements of Income. The fair values of equity securities are based on quoted market prices (Level 1). The Company adopted FASB ASU 2016-01 on January 1, 2018.
Derivatives
Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

	Carrying Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,677	5,677	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	676,590	—	676,590	—
Federal National Mortgage Association	1,228,037	—	1,228,037	—
Government National Mortgage Association	35,961	—	35,961	—
Total debt securities available-for-sale	$1,940,588	—	1,940,588	—
Liabilities:
Derivative financial instruments	$1,159	—	1,159	—

	Carrying Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,701	5,701	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	640,242	—	640,242	—
Federal National Mortgage Association	1,303,576	—	1,303,576	—
Government National Mortgage Association	38,208	—	38,208	—
Total debt securities available-for-sale	$1,982,026	—	1,982,026	—
Liabilities:
Derivative financial instruments	$613	—	613	—
There have been no changes in the methodologies used at March 31, 2018 from December 31, 2017, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.
There were no Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2018 and December 31, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At March 31, 2018, the fair value model used prepayment speeds ranging from 6.00% to 19.68% and a discount rate of 13.19% for the valuation of the mortgage servicing rights. At December 31, 2017, the fair value model used prepayment speeds ranging from 5.56% to 23.22% and a discount rate of 13.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraiser for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2018, appraisals were discounted in a range of 0%-25%. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 there was no change to the carrying value of MSR or loans held for sale. At December 31, 2017 there was no change to carrying value of MSR or loans held for sale measured at fair value on a non-recurring basis.

					Carrying Value at March 31, 2018
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable	Lack of marketability	1.0% - 45.0%	24.24%	$12,191	—	—	12,191
Other real estate owned	Market comparable	Lack of marketability	0% - 25.0%	23.10%	99	—	—	99
					$12,290	—	—	12,290

					Carrying Value at December 31, 2017
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0% - 45.0%	21.00%	$30,445	—	—	30,445
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	21.65%	263	—	—	263
					$30,708	—	—	30,708
Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.
Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity
Our debt securities held-to-maturity portfolio, consisting primarily of mortgage-backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. Management utilizes various inputs to determine the fair value of the portfolio. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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
The fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties, and cannot be determined with precision.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$153,439	153,439	153,439	—	—
Equity securities	5,677	5,677	5,677	—	—
Debt securities available-for-sale	1,940,588	1,940,588	—	1,940,588	—
Debt securities held-to-maturity	1,715,531	1,717,381	—	1,631,396	85,985
Stock in FHLB	264,919	264,919	264,919	—	—
Loans held for sale	1,011	1,011	—	1,011	—
Net loans	20,351,232	20,224,446	—	—	20,224,446
Financial liabilities:
Deposits, other than time deposits	$12,914,611	12,914,611	12,914,611	—	—
Time deposits	3,631,714	3,604,507	—	3,604,507	—
Borrowed funds	5,361,260	5,312,201	—	5,312,201	—
Derivative financial instruments	1,159	1,159	—	1,159	—

	December 31, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$618,394	618,394	618,394	—	—
Equity securities	5,701	5,701	5,701	—	—
Securities available-for-sale	1,982,026	1,982,026	—	1,982,026	—
Securities held-to-maturity	1,796,621	1,820,125	—	1,738,906	81,219
Stock in FHLB	231,544	231,544	231,544	—	—
Loans held for sale	5,185	5,185	—	5,185	—
Net loans	19,852,101	20,003,717	—	—	20,003,717
Financial liabilities:
Deposits, other than time deposits	$13,897,435	13,897,435	13,897,435	—	—
Time deposits	3,460,262	3,438,673	—	3,438,673	—
Borrowed funds	4,461,533	4,437,346	—	4,437,346	—
Derivative financial instruments	613	613	—	613	—
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

14.    Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 718): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. The Company early adopted ASU 2017-12 on January 1, 2018 which did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018, which did not have any impact on the Company’s Consolidated Financial Statements.
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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU provide a practical way to determine when a set of assets and activities is not a business. The screen provided in this ASU requires that when all or substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments also provide other considerations to determine whether a set is a business if the screen is not met. The update is to be applied prospectively. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of this new guidance is not expected to have a material impact on the determination of whether future acquisitions are considered a business combination and the resulting impact on the consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Subsequently, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which targets specific areas of improvement such as discontinuation of and adjustments to equity securities without a readily determinable fair value, forward contracts and purchased options. Similarly, the FASB issued ASU 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273”, which supersedes and adds various SEC paragraphs pursuant to the issuance of SAB 117. The Company adopted ASU 2016-01, 2018-03 and 2018-04 on January 1, 2018, which did not have a material impact on the Company’s results of operations, financial position, and liquidity.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU was effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company adopted ASU 2014-09 on January 1, 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard did not have a material impact on the Company’s Consolidated Financial Statements. See Footnote 15, Revenue Recognition, for further details.
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
Accounting Pronouncements Not Yet Adopted
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Subsequently, the FASB issued ASU 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842”, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company’s

Consolidated Financial Statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

15.    Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  Revenue associated with financial instruments, including loans, leases, securities and derivatives, that are accounted for under other U.S. GAAP are specifically excluded from Topic 606.
The Company’s contracts with customers in the scope of Topic 606 are contracts for deposit accounts and contracts for non-deposit investment accounts through a third party service provider.  Both types of contracts result in non-interest income being recognized.  The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of fees and service charges on the consolidated statements of income.  The revenue resulting from non-deposit investment accounts is included as a component of other income on the consolidated statements of income.
Revenue from contracts with customers included in fees and service charges was $3.1 million for both the three months ended March 31, 2018 and the three months ended March 31, 2017.  Revenue from contracts with customers included in other income was $1.8 million for the three months ended March 31, 2018 and $1.3 million for the three months ended March 31, 2017.
For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

16.    Subsequent Events
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
On April 26, 2018, the Company declared a cash dividend of $0.09 per share. The $0.09 dividend per share will be paid to stockholders on May 25, 2018, with a record date of May 10, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Deferred Income Taxes. The Company records income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards became deductible. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
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
Our debt securities available-for-sale are carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining carrying value, we have the ability to sell the securities. Our debt securities held-to-maturity, consisting primarily of mortgage-backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at carrying value. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio.  The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
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
A flattening of the yield curve, caused primarily by rising short-term interest rates, combined with competitive pricing in both the loan and deposit markets continues to create a challenging net interest margin environment.  We continue to actively manage our interest rate risk against a backdrop of rising interest rates.  If short-term interest rates increase, we may be subject to near-term net interest margin compression.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further.
Our results of operations are also significantly affected by general economic conditions.  In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which reduced our federal tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017.   While the consumer continues to benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, while recently improving may be negatively impacted by rising interest rates.
Total assets increased by $96.4 million, or 0.4%, to $25.23 billion at March 31, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $499.1 million, or 2.5%, to $20.35 billion at March 31, 2018 from $19.85 billion at December 31, 2017, while securities decreased by $122.6 million, or 3.2%, to $3.66 billion at March 31, 2018 from $3.78 billion at December 31, 2017 and cash decreased by $465.0 million to $153.4 million at March 31, 2018 from $618.4 million at December 31, 2017. In February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our C&I loan portfolio. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentration and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 12.26% at March 31, 2018 from 12.44% at December 31, 2017. Since the commencement of our first stock repurchase plan in March 2015 through March 31, 2018, the Company has repurchased a total of 71.9 million shares at an average cost of $12.06 per share totaling $867.3 million. For the three months ended March 31, 2018, stockholders’ equity was impacted by the repurchase of 4.5 million shares of common stock for $61.9 million and cash dividends of $0.09 per share totaling $27.4 million. These decreases were partially offset by net income of $57.9 million and $7.7 million of share-based plan activity.

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
Comparison of Financial Condition at March 31, 2018 and December 31, 2017
Total Assets. Total assets increased by $96.4 million, or 0.4%, to $25.23 billion at March 31, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $499.1 million, or 2.5%, to $20.35 billion at March 31, 2018 from $19.85 billion at December 31, 2017, while securities decreased by $122.6 million, or 3.2%, to $3.66 billion at March 31, 2018 from $3.78 billion at December 31, 2017 and cash decreased by $465.0 million to $153.4 million at March 31, 2018 from $618.4 million at December 31, 2017.

Net Loans. Net loans increased by $499.1 million, or 2.5%, to $20.35 billion at March 31, 2018 from $19.85 billion at December 31, 2017. The detail of the loan portfolio (including PCI loans) is below:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,844,123	7,802,835
Commercial real estate loans	4,593,577	4,548,101
Commercial and industrial loans	2,024,903	1,625,375
Construction loans	390,853	416,883
Total commercial loans	14,853,456	14,393,194
Residential mortgage loans	5,083,779	5,026,517
Consumer and other	665,647	671,137
Total loans	20,602,882	20,090,848
Deferred fees and premiums on purchased loans, net	(20,506)	(7,778)
Allowance for loan losses	(231,144)	(230,969)
Net loans	$20,351,232	19,852,101

During February, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our C&I loan portfolio. During the three months ended March 31, 2018, we originated $344.1 million in multi-family loans, $182.7 million in commercial real estate loans, $175.1 million in commercial and industrial loans, $140.0 million in residential loans, $62.3 million in construction loans and $15.4 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.

Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only residential and consumer loans at March 31, 2018 and December 31, 2017 was $67.5 million and $77.8 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest-only periods. As of March 31, 2018, we had $159.0 million commercial real estate interest-only loans in our loan portfolio, of which $73.0 million have twenty-four months or less remaining on the interest-only term. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the three months ended March 31, 2018, we purchased loans totaling $85.8 million from these entities. In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $5.3 million during the three months ended March 31, 2018.

    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	8	$20.2	5	$15.0	4	$14.2	6	$19.0	2	$0.5
Commercial real estate	38	19.7	37	34.0	31	35.3	36	75.6	24	8.2
Commercial and industrial	19	23.3	11	10.0	6	1.9	5	1.8	4	2.2
Construction	1	0.3	1	0.3	—	—	—	—	—	—
Total commercial loans	66	63.5	54	59.3	41	51.4	47	96.4	30	10.9
Residential and consumer	390	72.5	427	76.4	417	74.3	447	81.0	470	76.2
Total non-accrual loans	456	$136.0	481	$135.7	458	$125.7	494	$177.4	500	$87.1
Accruing troubled debt restructured loans	54	$12.4	49	$11.0	58	$13.4	45	$11.7	47	$12.2
Non-accrual loans to total loans		0.66%		0.68%		0.63%		0.89%		0.45%
Allowance for loan losses as a percent of non-accrual loans		169.97%		170.17%		183.09%		129.68%		265.16%
Allowance for loan losses as a percent of total loans		1.12%		1.15%		1.15%		1.16%		1.18%
Total non-accrual loans were $136.0 million at March 31, 2018 compared to $135.7 million at December 31, 2017 and $87.1 million at March 31, 2017. Included in non-accrual loans at March 31, 2018 were $21.3 million of loans that were classified as non-accrual which were performing in accordance with their contractual terms. Classified loans as a percent of total loans decreased to 1.95% at March 31, 2018 from 2.17% at December 31, 2017. We continue to proactively and diligently work to resolve our troubled loans.
At March 31, 2018, there were $30.4 million of loans deemed as TDRs, of which $27.1 million were residential and consumer loans, $1.8 million were commercial and industrial loans, $911,000 were multi-family loans and $659,000 were commercial real estate loans. TDRs of $12.4 million were classified as accruing and $18.0 million were classified as non-accrual at March 31, 2018.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2018, the Company has deemed potential problem loans, excluding PCI loans, totaling $23.2 million, which is comprised of 6 commercial real estate loans totaling $6.0 million, 3 multi-family loans totaling $5.0 million and 8 commercial and industrial loans totaling $12.2 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.66% at March 31, 2018 compared to 0.68% at December 31, 2017. The allowance for loan losses as a percentage of non-accrual loans was 169.97% at March 31, 2018 compared to 170.17% at December 31, 2017. At March 31, 2018, our allowance for loan losses as a percentage of total loans was 1.12% compared to 1.15% at December 31, 2017.

At March 31, 2018, loans meeting the Company’s definition of an impaired loan totaled $83.7 million, of which $15.1 million of impaired loans had a specific allowance for credit losses of $1.7 million and $68.6 million of impaired loans had no specific allowance for credit losses. At December 31, 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $80.8 million, of which $14.9 million had a related allowance for credit losses of $1.8 million and $65.9 million had no related allowance for credit losses.
The allowance for loan losses increased by $175,000 to $231.1 million at March 31, 2018 from $231.0 million at December 31, 2017. The increase in our allowance for loan losses from December 31, 2017 was due to the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at March 31, 2018 and December 31, 2017 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2018		December 31, 2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$80,163	38.1%	$81,469	38.9%
Commercial real estate loans	55,820	22.3%	56,137	22.6%
Commercial and industrial loans	56,807	9.8%	54,563	8.1%
Construction loans	10,805	1.9%	11,609	2.1%
Residential mortgage loans	22,289	24.7%	21,835	25.0%
Consumer and other loans	3,157	3.2%	3,099	3.3%
Unallocated	2,103	—	2,257	—
Total allowance	$231,144	100.0%	$230,969	100.0%
Securities. Securities are held primarily for liquidity, interest rate risk management and yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, the Company may invest in equity securities subject to certain limitations. Purchase and sale decisions are based upon a thorough analysis of each security to determine if it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Debt securities are classified as held-to-maturity or available-for-sale when purchased.

At March 31, 2018, our securities portfolio represented 14.5% of our total assets. Securities, in the aggregate, decreased by $122.6 million, or 3.2%, to $3.66 billion at March 31, 2018 from $3.78 billion at December 31, 2017. This decrease was a result of paydowns, partially offset by purchases.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $33.4 million, or 14.4%, to $264.9 million at March 31, 2018 from $231.5 million at December 31, 2017. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $207.3 million at March 31, 2018 and $155.6 million at December 31, 2017. Other assets were $97.7 million at March 31, 2018 and $3.8 million at December 31, 2017. During the quarter, we purchased $125.0 million of bank owned life insurance and surrendered $71.1 of an older policy. The proceeds from the surrendered policy are included in other assets.
Deposits.  At March 31, 2018, deposits totaled $16.55 billion, representing 74.8% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits decreased by $811.4 million, or 4.7%, from $17.36 billion at December 31, 2017 to $16.55 billion at March 31, 2018 with approximately 65% of the decrease driven by government and municipal deposits. The decrease reflects seasonality, the timing and impact of tax reform on government and municipal deposits, and rising interest rates. Checking accounts decreased $658.2 million to $6.68 billion at March 31, 2018 from $7.33 billion at December 31, 2017. Core deposits represented approximately 78% of our total deposit portfolio at March 31, 2018 compared to 80% of our total deposit portfolio at December 31, 2017.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	March 31, 2018		December 31, 2017
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,292,940	13.9%	$2,424,608	14.0%
Interest-bearing:
Checking accounts	4,382,528	26.5%	4,909,054	28.3%
Money market deposits	3,864,519	23.4%	4,243,545	24.4%
Savings	2,374,624	14.3%	2,320,228	13.4%
Certificates of deposit	3,631,714	21.9%	3,460,262	19.9%
Total Deposits	$16,546,325	100.0%	$17,357,697	100.0%
Borrowed Funds.  Our FHLB borrowings, frequently referred to as advances, are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $899.7 million, or 20.2%, to $5.36 billion at March 31, 2018 from $4.46 billion at December 31, 2017. Short-term borrowings increased as a result of the decline in deposits.
Stockholders’ Equity. Stockholders’ equity decreased by $33.4 million to $3.09 billion at March 31, 2018 from $3.13 billion at December 31, 2017. The decrease was primarily attributed to the repurchase of 4.5 million shares of common stock for $61.9 million and cash dividends of $0.09 per share totaling $27.4 million during the three months ended March 31, 2018. These decreases were partially offset by net income of $57.9 million and share-based plan activity of $7.7 million for the three months ended March 31, 2018.
Analysis of Net Interest Income
Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, however interest receivable on these loans have been fully reserved for and not included in interest income. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$199,283	$455	0.91%	$144,142	$107	0.30%
Equity securities	5,702	35	2.46%	6,031	48	3.18%
Debt securities available-for-sale	2,020,833	10,852	2.15%	1,715,487	8,248	1.92%
Debt securities held-to-maturity	1,759,737	11,702	2.66%	1,724,751	12,537	2.91%
Net loans	20,011,353	204,722	4.09%	18,825,615	185,961	3.95%
Stock in FHLB	239,100	3,801	6.36%	241,156	3,193	5.30%
Total interest-earning assets	24,236,008	231,567	3.82%	22,657,182	210,094	3.71%
Non-interest-earning assets	697,486			755,164
Total assets	$24,933,494			$23,412,346
Interest-bearing liabilities:
Savings deposits	$2,331,475	$3,290	0.56%	$2,106,087	$1,834	0.35%
Interest-bearing checking	4,812,897	13,579	1.13%	4,104,085	6,483	0.63%
Money market accounts	4,091,149	9,292	0.91%	4,179,321	7,190	0.69%
Certificates of deposit	3,398,732	10,215	1.20%	2,885,079	6,677	0.93%
Total interest-bearing deposits	14,634,253	36,376	0.99%	13,274,572	22,184	0.67%
Borrowed funds	4,667,160	22,707	1.95%	4,619,618	20,791	1.80%
Total interest-bearing liabilities	19,301,413	59,083	1.22%	17,894,190	42,975	0.96%
Non-interest-bearing liabilities	2,508,888			2,365,481
Total liabilities	21,810,301			20,259,671
Stockholders’ equity	3,123,193			3,152,675
Total liabilities and stockholders’ equity	$24,933,494			$23,412,346
Net interest income		$172,484			$167,119
Net interest rate spread(1)			2.60%			2.75%
Net interest-earning assets(2)	$4,934,595			$4,762,992
Net interest margin(3)			2.85%			2.95%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26			1.27

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017
Net Income. Net income for the three months ended March 31, 2018 was $57.9 million compared to net income of $46.0 million for the three months ended March 31, 2017.
Net Interest Income. Net interest income increased by $5.4 million, or 3.2%, to $172.5 million for the three months ended March 31, 2018 from $167.1 million for the three months ended March 31, 2017. The net interest margin decreased 10 basis points to 2.85% for the three months ended March 31, 2018 from 2.95% for the three months ended March 31, 2017.
Total interest and dividend income increased by $21.5 million, or 10.2%, to $231.6 million for the three months ended March 31, 2018. Interest income on loans increased by $18.8 million, or 10.1%, to $204.7 million for the three months ended March 31, 2018 as a result of a $1.19 billion increase in the average balance of net loans to $20.01 billion, primarily attributed to continued loan origination growth as well as the acquired equipment finance portfolio. The weighted average yield on net loans increased 14 basis points to 4.09%. Prepayment penalties, which are included in interest income, totaled $5.2 million for the three months ended March 31, 2018 compared to $3.2 million for the three months ended March 31, 2017. Interest income on all other interest-earning assets, excluding loans, increased by $2.7 million, or 11.2%, to $26.8 million for the three months ended March 31, 2018 which is attributed to a $393.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $4.22 billion for the three months ended March 31, 2018. The weighted average yield on interest-earning assets, excluding loans, increased 2 basis points to 2.54%.
Total interest expense increased by $16.1 million, or 37.5%, to $59.1 million for the three months ended March 31, 2018. Interest expense on interest-bearing deposits increased $14.2 million, or 64.0%, to $36.4 million for the three months ended March 31, 2018. The average balance of total interest-bearing deposits increased $1.36 billion, or 10.2%, to $14.63 billion for the three months ended March 31, 2018. In addition, the weighted average cost of interest-bearing deposits increased 32 basis points to 0.99% for the three months ended March 31, 2018. Interest expense on borrowed funds increased by $1.9 million, or 9.2%, to $22.7 million for the three months ended March 31, 2018. The average balance of borrowed funds increased $47.5 million, or 1.0%, to $4.67 billion for the three months ended March 31, 2018. In addition, the weighted average cost of borrowings increased 15 basis points to 1.95% for the three months ended March 31, 2018.
Provision for Loan Losses. Our provision is primarily a result of the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. For the three months ended March 31, 2018, our provision for loan losses was $2.5 million, compared to $4.0 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, net charge-offs were $2.3 million, compared to $1.5 million for the three months ended March 31, 2017.
Non-Interest Income. Total non-interest income decreased $593,000, or 6.1%, to $9.1 million for the three months ended March 31, 2018. Gain on securities and gain on loans decreased $1.3 million and $735,000, respectively, for the three months ended March 31, 2018. These decreases were partially offset by increases to income on bank owned life insurance and fees and service charges of $561,000 and $530,000, respectively.
Non-Interest Expenses. Compared to the first quarter of 2017, total non-interest expenses increased $1.5 million, or 1.5%. For the three months ended March 31, 2018, compensation and fringe benefits increased $1.8 million due to normal merit and benefit increases. Additionally, occupancy expense increased $1.7 million and federal insurance premiums increased $790,000 for the three months ended March 31, 2018. Partially offsetting these increases, professional fees decreased $3.0 million largely attributable to lower consulting fees associated with risk management and compliance efforts.
Income Taxes. Income tax expense for the first quarter of 2018 was $20.1 million compared to $27.2 million for the first quarter 2017.  The effective tax rate was 25.7% for the three months ended March 31, 2018 and 37.2% for the three months ended March 31, 2017. The decrease in effective tax rate is primarily driven by the enactment of the Tax Act. Additionally, income tax expense includes the excess tax benefits related to our stock plans of $811,000 for the three months ended March 31, 2018 as compared to $1.3 million for the three months ended March 31, 2017.
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
At March 31, 2018, the Company had $750.0 million of overnight borrowings outstanding. The Company had no overnight borrowings outstanding at December 31, 2017. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $5.36 billion at March 31, 2018, an increase of $899.7 million from $4.46 billion at December 31, 2017.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2018, outstanding commitments to originate loans totaled $443.3 million; outstanding unused lines of credit totaled $1.25 billion; standby letters of credit totaled $31.0 million and outstanding commitments to sell loans totaled $5.5 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.00 billion at March 31, 2018. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017 and further increased to 1.875% on January 1, 2018. The Conservation Buffer will increase to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of March 31, 2018 the Company and the Bank met the currently applicable Conservation Buffer of 1.875%.

As of March 31, 2018, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of March 31, 2018 (1)
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,757,327	11.09%	$994,756	4.000%	$1,243,445	5.00%
Common Equity Tier 1 Risk-Based Capital	2,757,327	13.58%	1,294,234	6.375%	1,319,612	6.50%
Tier 1 Risk Based Capital	2,757,327	13.58%	1,598,760	7.875%	1,624,137	8.00%
Total Risk-Based Capital	2,989,464	14.73%	2,004,794	9.875%	2,030,172	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$3,044,288	12.24%	$995,110	4.000%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	3,044,288	14.99%	1,294,960	6.375%	n/a	n/a
Tier 1 Risk Based Capital	3,044,288	14.99%	1,599,657	7.875%	n/a	n/a
Total Risk-Based Capital	3,276,425	16.13%	2,005,919	9.875%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2018:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$5,361,260	1,611,300	1,044,294	900,000	1,805,666
Commitments to originate and purchase loans	$474,332	474,332	—	—	—
Commitments to sell loans	$5,500	5,500	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $5.0 million of the borrowings are callable at the option of the lender. Additionally, at March 31, 2018, the Company’s commitments to fund unused lines of credit totaled $1.25 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of March 31, 2018 have not changed significantly from December 31, 2017.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the

Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three months ended March 31, 2018, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. These derivatives had an aggregate notional amount of $1.10 billion as of March 31, 2018. The fair value of the derivatives as of March 31, 2018 was a liability of $1.2 million, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2017 Annual Report on Form 10-K.

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
We use various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of March 31, 2018 and December 31, 2017 the Company has cash flow hedges with aggregate notional amounts of $1.10 billion and $900.0 million, respectively.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At March 31, 2018, 25% of our total loan portfolio was comprised of residential mortgages, of which approximately 33% was in variable rate products, while 67% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2018, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,846,203	(583,204)	(13.2)%	$608,306	(49,703)	(7.6)%
0bp	$4,429,407	—	—	$658,009	—	—
-100bp	$4,732,972	303,565	6.9%	$682,189	24,180	3.7%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2018, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 13.2% decrease in EVE and a $49.7 million, or 7.6%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 6.9% increase in EVE and a $24.2 million, or 3.7%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2018 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
January 1, 2018 through January 31, 2018	2,936	$14.18	—	17,365,176
February 1, 2018 through February 28, 2018	2,802,625	13.60	2,682,752	14,682,424
March 1, 2018 through March 31, 2018	1,719,462	13.78	1,713,552	12,968,872
Total	4,525,023	$13.67	4,396,304	12,968,872
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 12,968,872 shares yet to be repurchased as of March 31, 2018.
(2) 128,719 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date: May 10, 2018	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)