Form 10-Q
period 2018-06-30
Investors Bancorp, Inc.
filed 2018-08-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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

As of August 3, 2018, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 297,878,426 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and cash equivalents	$195,995	618,394
Equity securities	5,753	5,701
Debt securities available-for-sale, at estimated fair value	1,915,265	1,982,026
Debt securities held-to-maturity, net (estimated fair value of $1,659,095 and $1,820,125 at June 30, 2018 and December 31, 2017, respectively)	1,660,967	1,796,621
Loans receivable, net	20,537,087	19,852,101
Loans held-for-sale	5,949	5,185
Federal Home Loan Bank stock	247,410	231,544
Accrued interest receivable	73,944	72,855
Other real estate owned	5,190	5,830
Office properties and equipment, net	176,546	180,231
Net deferred tax asset	131,761	121,663
Bank owned life insurance	208,818	155,635
Goodwill and intangible assets	100,621	97,665
Other assets	99,586	3,793
Total assets	$25,364,892	25,129,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$16,917,405	17,357,697
Borrowed funds	5,144,987	4,461,533
Advance payments by borrowers for taxes and insurance	116,482	104,308
Other liabilities	95,035	80,255
Total liabilities	22,273,909	22,003,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at June 30, 2018 and December 31, 2017; 299,041,550 and 306,126,087 outstanding at June 30, 2018 and December 31, 2017, respectively	3,591	3,591
Additional paid-in capital	2,794,507	2,784,390
Retained earnings	1,145,129	1,084,177
Treasury stock, at cost; 60,029,302 and 52,944,765 shares at June 30, 2018 and December 31, 2017, respectively	(729,944)	(633,110)
Unallocated common stock held by the employee stock ownership plan	(82,760)	(84,258)
Accumulated other comprehensive loss	(39,540)	(29,339)
Total stockholders’ equity	3,090,983	3,125,451
Total liabilities and stockholders’ equity	$25,364,892	25,129,244
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$211,791	192,891	416,513	378,852
Securities:
Equity	33	30	68	78
Government-sponsored enterprise obligations	273	28	547	36
Mortgage-backed securities	19,633	17,274	39,655	33,983
Municipal bonds and other debt	2,432	2,136	4,690	6,204
Interest-bearing deposits	409	177	864	284
Federal Home Loan Bank stock	3,831	2,972	7,632	6,165
Total interest and dividend income	238,402	215,508	469,969	425,602
Interest expense:
Deposits	42,067	25,336	78,443	47,520
Borrowed funds	25,034	23,116	47,741	43,907
Total interest expense	67,101	48,452	126,184	91,427
Net interest income	171,301	167,056	343,785	334,175
Provision for loan losses	4,000	6,000	6,500	10,000
Net interest income after provision for loan losses	167,301	161,056	337,285	324,175
Non-interest income
Fees and service charges	5,230	4,962	10,688	9,890
Income on bank owned life insurance	1,543	1,166	2,829	1,891
Gain on loans, net	663	1,206	920	2,198
Gain on securities, net	1,147	48	1,101	1,275
Gain on sale of other real estate owned, net	184	251	337	425
Other income	2,711	1,687	4,713	3,344
Total non-interest income	11,478	9,320	20,588	19,023
Non-interest expense
Compensation and fringe benefits	60,799	53,881	119,860	111,155
Advertising and promotional expense	3,807	4,516	5,894	6,601
Office occupancy and equipment expense	14,717	14,333	31,295	29,180
Federal deposit insurance premiums	4,525	3,900	9,025	7,610
General and administrative	693	842	1,193	1,576
Professional fees	3,801	14,580	8,203	22,001
Data processing and communication	7,106	5,914	13,229	11,774
Other operating expenses	7,136	8,302	14,970	15,929
Total non-interest expenses	102,584	106,268	203,669	205,826
Income before income tax expense	76,195	64,108	154,204	137,372
Income tax expense	19,098	24,475	39,182	51,719
Net income	$57,097	39,633	115,022	85,653
Basic earnings per share	$0.20	0.14	0.40	0.29
Diluted earnings per share	$0.20	0.14	0.40	0.29
Weighted average shares outstanding
Basic	284,502,818	291,127,119	286,085,380	291,156,097
Diluted	285,733,542	293,130,285	287,413,166	293,264,007
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$57,097	39,633	115,022	85,653
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	103	84	206	167
Unrealized (losses) gains on debt securities available-for-sale	(6,297)	2,001	(29,020)	4,680
Accretion of loss on debt securities reclassified to held to maturity	159	192	326	400
Reclassification adjustment for security gains included in net income	—	(29)	—	(765)
Other-than-temporary impairment accretion on debt securities	215	185	431	584
Net gains (losses) on derivatives arising during the period	6,020	(3,104)	18,462	(1,884)
Total other comprehensive income (loss)	200	(671)	(9,595)	3,182
Total comprehensive income	$57,297	38,962	105,427	88,835

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	85,653	—	—	—	85,653
Other comprehensive income, net of tax	—	—	—	—	—	3,182	3,182
Purchase of treasury stock (1,853,093 shares)	—	—	—	(24,631)	—	—	(24,631)
Treasury stock allocated to restricted stock plan (430,000 shares)	—	(6,186)	1,008	5,178	—	—	—
Compensation cost for stock options and restricted stock	—	10,027	—	—	—	—	10,027
Option exercises	—	(3,306)	—	7,066	—	—	3,760
Restricted stock forfeitures (223,305 shares)	—	2,789	(304)	(2,485)	—	—	—
Cash dividend paid ($0.16 per common share)	—	—	(49,640)	—	—	—	(49,640)
ESOP shares allocated or committed to be released	—	1,825	—	—	1,498	—	3,323
Balance at June 30, 2017	$3,591	2,770,881	1,090,467	(602,846)	(85,756)	(21,418)	3,154,919

Balance at December 31, 2017	$3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	115,022	—	—	—	115,022
Other comprehensive loss, net of tax	—	—	—	—	—	(9,595)	(9,595)
Reclassification due to the adoption of ASU No. 2016-01	—	—	606	—	—	(606)	—
Purchase of treasury stock (7,586,236 shares)	—	—	—	(103,020)	—	—	(103,020)
Treasury stock allocated to restricted stock plan (25,106 shares)	—	(341)	36	305	—	—	—
Compensation cost for stock options and restricted stock	—	9,133	—	—	—	—	9,133
Option exercises	—	(4,000)	—	9,221	—	—	5,221
Restricted stock forfeitures (286,000 shares)	—	3,586	(246)	(3,340)	—	—	—
Cash dividend paid ($0.18 per common share)	—	—	(54,466)	—	—	—	(54,466)
ESOP shares allocated or committed to be released	—	1,739	—	—	1,498	—	3,237
Balance at June 30, 2018	$3,591	2,794,507	1,145,129	(729,944)	(82,760)	(39,540)	3,090,983
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$115,022	85,653
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,370	13,350
Amortization of premiums and accretion of discounts on securities, net	5,832	8,631
Amortization of premiums and accretion of fees and costs on loans, net	(4,212)	(2,600)
Amortization of other intangible assets	1,020	1,246
Provision for loan losses	6,500	10,000
Depreciation and amortization of office properties and equipment	9,055	8,283
Gain on securities, net	(1,101)	(1,275)
Mortgage loans originated for sale	(19,308)	(83,392)
Proceeds from mortgage loan sales	19,085	116,328
Gain on sales of mortgage loans, net	(541)	(1,673)
Gain on sale of other real estate owned	(337)	(425)
Income on bank owned life insurance	(2,829)	(1,891)
Increase in accrued interest receivable	(1,089)	(3,608)
Deferred tax (benefit) expense	(3,560)	3,125
Decrease in other assets	1,756	10,261
Increase in other liabilities	15,332	1,136
Total adjustments	37,973	77,496
Net cash provided by operating activities	152,995	163,149
Cash flows from investing activities:
Purchases of loans receivable	(184,754)	(186,988)
Net originations of loans receivable	(173,851)	(874,281)
Proceeds from disposition of loans held for investment	379	525
Gain on disposition of loans held for investment	(379)	(525)
Net proceeds from sale of other real estate owned	2,947	2,450
Proceeds from principal repayments/calls/maturities of debt securities available-for-sale	177,154	161,490
Proceeds from sales of debt securities available-for-sale	—	102,120
Proceeds from principal repayments/calls/maturities of debt securities held-to-maturity	163,983	166,581
Purchases of equity securities	(45)	—
Purchases of debt securities available-for-sale	(153,887)	(452,750)
Purchases of debt securities held-to-maturity	(27,212)	(60,558)
Proceeds from redemptions of Federal Home Loan Bank stock	137,858	137,918
Purchases of Federal Home Loan Bank stock	(153,724)	(145,434)
Purchases of office properties and equipment	(5,370)	(8,937)
Death benefit proceeds from bank owned life insurance	3,619	10,047
Purchases of bank owned life insurance	(125,000)	—
Cash paid for acquisition	(340,183)	—
Net cash used in investing activities	(678,465)	(1,148,342)
Cash flows from financing activities:
Net (decrease) increase in deposits	(440,292)	761,212
Repayments of funds borrowed under other repurchase agreements	150,000	—
Net increase in borrowed funds	533,454	336,079

Net increase in advance payments by borrowers for taxes and insurance	12,174	8,142
Dividends paid	(54,466)	(49,640)
Exercise of stock options	5,221	3,760
Purchase of treasury stock	(103,020)	(24,631)
Net cash provided by financing activities	103,071	1,034,922
Net (decrease) increase in cash and cash equivalents	(422,399)	49,729
Cash and cash equivalents at beginning of period	618,394	164,178
Cash and cash equivalents at end of period	$195,995	213,907
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$2,078	2,518
Cash paid during the year for:
Interest	122,513	89,125
Income taxes	31,036	39,723
Acquisitions:
Non-cash assets acquired:
Loans	330,747	—
Goodwill and other intangible assets, net	4,975	—
Total non-cash assets acquired	335,722	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.     Stock Transactions
Stock Repurchase Programs
On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence its first repurchase program since completion of its second step conversion. On June 30, 2015, the Company’s second repurchase program began upon completion of the first program. On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 31,481,189 shares. The third program commenced immediately upon completion of the second program on June 17, 2016 and remains the Company’s current program as of June 30, 2018.
During the six months ended June 30, 2018, the Company purchased 7,586,236 shares at a cost of $103.0 million, or approximately $13.58 per share. During the six months ended June 30, 2018, shares repurchased included 389,932 shares withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.

3.     Business Combinations
On February 2, 2018, the Company completed the acquisition of a $345.8 million equipment finance portfolio. The acquisition included a seven-person team of financing professionals to lead the Company’s Equipment Finance Group, which is a part of the Company’s business lending group and is classified within our commercial and industrial loan portfolio. The purchase price paid of $340.2 million was paid using available cash.
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
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2018	2017
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$57,097	$39,633

Shares
Weighted-average common shares outstanding - basic	284,502,818	291,127,119
Effect of dilutive common stock equivalents (1)	1,230,724	2,003,166
Weighted-average common shares outstanding - diluted	285,733,542	293,130,285

Earnings per common share
Basic	$0.20	$0.14
Diluted	$0.20	$0.14
(1) For the three months ended June 30, 2018 and 2017, there were 9,971,644 and 11,245,406 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$115,022	$85,653

Shares
Weighted-average common shares outstanding - basic	286,085,380	291,156,097
Effect of dilutive common stock equivalents (1)	1,327,786	2,107,910
Weighted-average common shares outstanding - diluted	287,413,166	293,264,007

Earnings per common share
Basic	$0.40	$0.29
Diluted	$0.40	$0.29
(1) For the six months ended June 30, 2018 and 2017, there were 9,758,591 and 10,753,977 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $5.8 million and $5.7 million as of June 30, 2018 and December 31, 2017, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income. The Company adopted FASB Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018 resulting in the cumulative-effect adjustment of $606,000 reflected in the consolidated statement of stockholders’ equity. The update supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income.

The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Net gains recognized during the period on equity securities	$53	$7
Less: Net gains recognized during the period on equity securities sold	—	—
Unrealized gains recognized during the period on equity securities	$53	$7
Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated:

	At June 30, 2018
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$709,830	221	22,026	688,025
Federal National Mortgage Association	1,237,718	193	44,149	1,193,762
Government National Mortgage Association	35,277	—	1,799	33,478
Total debt securities available-for-sale	$1,982,825	414	67,974	1,915,265

	At June 30, 2018
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$41,251	—	41,251	—	1,876	39,375
Municipal bonds	24,878	—	24,878	1,036	—	25,914
Corporate and other debt securities	68,998	19,545	49,453	47,054	—	96,507
Total debt securities held-to-maturity	135,127	19,545	115,582	48,090	1,876	161,796
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	437,765	764	437,001	138	13,913	423,226
Federal National Mortgage Association	1,022,938	900	1,022,038	580	32,215	990,403
Government National Mortgage Association	86,346	—	86,346	—	2,676	83,670
Total mortgage-backed securities held-to-maturity	1,547,049	1,664	1,545,385	718	48,804	1,497,299
Total debt securities held-to-maturity	$1,682,176	21,209	1,660,967	48,808	50,680	1,659,095

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
At June 30, 2018, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At June 30, 2018, the TruPS had a carrying value and estimated fair value of $44.5 million and $91.5 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at June 30, 2018 had a carrying value and estimated fair value of $42.4 million and $84.9 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $793.6 million and an estimated fair value of $764.6 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at June 30, 2018, by contractual maturity, are shown below.

	June 30, 2018
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$20,578	20,578
Due after one year through five years	—	—
Due after five years through ten years	50,551	49,767
Due after ten years	44,453	91,451
Total	$115,582	161,796

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$434,494	12,065	196,224	9,961	630,718	22,026
Federal National Mortgage Association	747,059	22,220	414,910	21,929	1,161,969	44,149
Government National Mortgage Association	12,917	529	20,561	1,270	33,478	1,799
Total debt securities available-for-sale	1,194,470	34,814	631,695	33,160	1,826,165	67,974
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	23,936	1,064	15,439	812	39,375	1,876
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	323,921	9,741	97,368	4,172	421,289	13,913
Federal National Mortgage Association	568,716	13,804	394,352	18,411	963,068	32,215
Government National Mortgage Association	83,670	2,676	—	—	83,670	2,676
Total mortgage-backed securities held-to-maturity	976,307	26,221	491,720	22,583	1,468,027	48,804
Total debt securities held-to-maturity	1,000,243	27,285	507,159	23,395	1,507,402	50,680
Total	$2,194,713	62,099	1,138,854	56,555	3,333,567	118,654

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$365,078	3,115	220,744	6,085	585,822	9,200
Federal National Mortgage Association	684,327	6,276	447,310	13,103	1,131,637	19,379
Government National Mortgage Association	14,981	283	23,227	1,086	38,208	1,369
Total debt securities available-for-sale	1,064,386	9,674	691,281	20,274	1,755,667	29,948
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$42,596	685	—	—	42,596	685
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	290,340	2,946	111,849	2,493	402,189	5,439
Federal National Mortgage Association	369,484	2,380	430,955	9,900	800,439	12,280
Government National Mortgage Association	51,126	867	—	—	51,126	867
Total mortgage-backed securities held-to-maturity	710,950	6,193	542,804	12,393	1,253,754	18,586
Total debt securities held-to-maturity	753,546	6,878	542,804	12,393	1,296,350	19,271
Total	$1,817,932	16,552	1,234,085	32,667	3,052,017	49,219
At June 30, 2018, the majority of gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the increase in intermediate-term market interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled trust preferred securities. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At June 30, 2018 and 2017, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three and six months ended June 30, 2018 and 2017. At June 30, 2018, non-credit related OTTI recorded on the previously impaired TruPS was $19.5 million ($14.1 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance of credit related OTTI, beginning of period	$84,845	88,997	85,768	95,743
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(922)	(1,076)	(1,845)	(4,011)
Reductions for securities sold or paid off during the period	—	—	—	(3,811)
Balance of credit related OTTI, end of period	$83,923	87,921	83,923	87,921

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three and six months ended June 30, 2018, there were no sales of equity or debt securities; however, in the second quarter of 2018, the Company received proceeds of $1.5 million from the payoff of a TruP security which resulted in a gain of $1.1 million.
For the three months ended June 30, 2017, the Company received proceeds of $54.8 million on pools of mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized gains of $48,000. For the six months ended June 30, 2017, the Company received proceeds of $102.1 million on pools of mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized gains of $1.3 million. There were no sales from the debt securities held-to-maturity portfolio for the three and six months ended June 30, 2017; however, the Company received proceeds of $3.1 million from the liquidation of a TruP security in the first quarter of 2017. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income. There were no sales from the equity securities portfolio for the three and six months ended June 30, 2017.

6.    Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Multi-family loans	$7,903,469	7,802,835
Commercial real estate loans	4,648,024	4,541,347
Commercial and industrial loans	2,147,430	1,625,375
Construction loans	270,892	416,883
Total commercial loans	14,969,815	14,386,440
Residential mortgage loans	5,139,661	5,025,266
Consumer and other loans	667,911	670,820
Total loans excluding PCI loans	20,777,387	20,082,526
PCI loans	7,679	8,322
Deferred fees and premiums, net (1)	(17,141)	(7,778)
Allowance for loan losses	(230,838)	(230,969)
Net loans	$20,537,087	19,852,101
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of the period	$231,144	230,912	230,969	228,373
Loans charged off	(7,036)	(8,492)	(14,143)	(11,497)
Recoveries	2,730	1,608	7,512	3,152
Net charge-offs	(4,306)	(6,884)	(6,631)	(8,345)
Provision for loan losses	4,000	6,000	6,500	10,000
Balance at end of the period	$230,838	230,028	230,838	230,028
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the six months ended June 30, 2018 and 2017, the Company recorded charge-offs of $257,000 and $87,000, respectively, related to PCI loans acquired.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(442)	(5,844)	(3,369)	—	(3,727)	(761)	—	(14,143)
Recoveries	—	716	6,203	—	567	26	—	7,512
Provision	3,000	3,914	432	(4,682)	3,453	775	(392)	6,500
Ending balance-June 30, 2018	$84,027	54,923	57,829	6,927	22,128	3,139	1,865	230,838

Individually evaluated for impairment	$—	—	—	—	2,151	71	—	2,222
Collectively evaluated for impairment	84,027	54,923	57,829	6,927	19,977	3,068	1,865	228,616
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at June 30, 2018	$84,027	54,923	57,829	6,927	22,128	3,139	1,865	230,838

Loans:
Individually evaluated for impairment	$16,304	11,198	25,172	—	26,698	600	—	79,972
Collectively evaluated for impairment	7,887,165	4,636,826	2,122,258	270,892	5,112,963	667,311	—	20,697,415
Loans acquired with deteriorated credit quality	—	6,568	—	—	895	216	—	7,679
Balance at June 30, 2018	$7,903,469	4,654,592	2,147,430	270,892	5,140,556	668,127	—	20,785,066

	December 31, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(6)	(8,072)	(5,656)	(100)	(4,875)	(500)	—	(19,209)
Recoveries	1,677	549	200	—	2,816	313	—	5,555
Provision	(15,763)	10,864	16,527	56	4,063	436	67	16,250
Ending balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Individually evaluated for impairment	$—	—	—	—	1,678	97	—	1,775
Collectively evaluated for impairment	81,469	56,137	54,563	11,609	20,157	3,002	2,257	229,194
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Loans:
Individually evaluated for impairment	$14,776	29,736	8,989	—	26,376	879	—	80,756
Collectively evaluated for impairment	7,788,059	4,511,611	1,616,386	416,883	4,998,890	669,941	—	20,001,770
Loans acquired with deteriorated credit quality	—	6,754	—	—	1,251	317	—	8,322
Balance at December 31, 2017	$7,802,835	4,548,101	1,625,375	416,883	5,026,517	671,137	—	20,090,848
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
The following tables present the risk category of loans as of June 30, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	June 30, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,766,965	849,602	133,539	153,363	—	—	7,903,469
Commercial real estate	3,827,574	543,577	120,111	156,762	—	—	4,648,024
Commercial and industrial	1,518,185	464,629	88,129	76,487	—	—	2,147,430
Construction	193,647	60,092	16,892	261	—	—	270,892
Total commercial loans	12,306,371	1,917,900	358,671	386,873	—	—	14,969,815
Residential mortgage	5,045,925	13,098	8,941	71,697	—	—	5,139,661
Consumer and other	654,401	8,087	615	4,808	—	—	667,911
Total	$18,006,697	1,939,085	368,227	463,378	—	—	20,777,387

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,791,999	702,384	154,125	154,327	—	—	7,802,835
Commercial real estate	3,751,790	528,179	105,089	156,289	—	—	4,541,347
Commercial and industrial	1,102,304	443,669	37,944	41,458	—	—	1,625,375
Construction	272,882	109,252	34,454	295	—	—	416,883
Total commercial loans	11,918,975	1,783,484	331,612	352,369	—	—	14,386,440
Residential mortgage	4,926,002	14,272	7,749	77,243	—	—	5,025,266
Consumer and other	657,515	6,270	521	6,514	—	—	670,820
Total	$17,502,492	1,804,026	339,882	436,126	—	—	20,082,526

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	June 30, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$30,131	—	2,759	32,890	7,870,579	7,903,469
Commercial real estate	8,896	—	9,119	18,015	4,630,009	4,648,024
Commercial and industrial	2,947	2,087	14,913	19,947	2,127,483	2,147,430
Construction	—	—	261	261	270,631	270,892
Total commercial loans	41,974	2,087	27,052	71,113	14,898,702	14,969,815
Residential mortgage	13,881	9,186	49,689	72,756	5,066,905	5,139,661
Consumer and other	8,088	615	4,210	12,913	654,998	667,911
Total	$63,943	11,888	80,951	156,782	20,620,605	20,777,387

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,263	7,652	203	15,118	7,787,717	7,802,835
Commercial real estate	19,355	778	11,519	31,652	4,509,695	4,541,347
Commercial and industrial	4,855	—	75	4,930	1,620,445	1,625,375
Construction	—	295	—	295	416,588	416,883
Total commercial loans	31,473	8,725	11,797	51,995	14,334,445	14,386,440
Residential mortgage	15,191	8,739	54,900	78,830	4,946,436	5,025,266
Consumer and other	6,357	521	5,755	12,633	658,187	670,820
Total	$53,021	17,985	72,452	143,458	19,939,068	20,082,526
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	June 30, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	9	$19,515	5	$14,978
Commercial real estate	36	16,685	37	34,043
Commercial and industrial	13	28,949	11	9,989
Construction	1	261	1	295
Total commercial loans	59	65,410	54	59,305
Residential mortgage and consumer	375	69,220	427	76,422
Total non-accrual loans	434	$134,630	481	$135,727

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2018 and December 31, 2017, these loans are comprised of the following:

	June 30, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	—	$—	1	$10
Commercial and industrial	3	9,540	—	—
Residential mortgage and consumer	28	3,713	24	4,103
Total TDR with payment status current classified as non-accrual	31	$13,253	25	$4,113
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	June 30, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$918
Commercial real estate	1	49	2	14,321
Total commercial loans	1	49	3	15,239
Residential mortgage and consumer	6	1,025	13	1,995
Total TDR 30-89 days delinquent classified as non-accrual	7	$1,074	16	$17,234
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of June 30, 2018, PCI loans with a carrying value of $7.7 million included $7.0 million of which were current, $206,000 of which were 30-89 days delinquent and $509,000 of which were 90 days or more delinquent. As of December 31, 2017, PCI loans with a carrying value of $8.3 million included $7.1 million of which were current, $203,000 of which were 30-89 days delinquent and $1.0 million of which were 90 days or more delinquent.
At June 30, 2018 and December 31, 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $80.0 million and $80.8 million, respectively, with allocations of the allowance for loan losses of $2.2 million and $1.8 million for the periods ending June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018 and 2017, interest income received and recognized on these loans totaled $602,000 and $600,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$16,304	16,707	—	16,312	267
Commercial real estate	11,198	19,361	—	11,500	44
Commercial and industrial	25,172	32,399	—	24,642	115
Construction	—	—	—	—	—
Total commercial loans	52,674	68,467	—	52,454	426
Residential mortgage and consumer	11,088	15,077	—	12,008	57
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	16,210	16,879	2,222	15,290	119
Total:
Multi-family	16,304	16,707	—	16,312	267
Commercial real estate	11,198	19,361	—	11,500	44
Commercial and industrial	25,172	32,399	—	24,642	115
Construction	—	—	—	—	—
Total commercial loans	52,674	68,467	—	52,454	426
Residential mortgage and consumer	27,298	31,956	2,222	27,298	176
Total impaired loans	$79,972	100,423	2,222	79,752	602

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	12,357	16,236	—	12,100	430
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,898	15,461	1,775	14,767	386
Total:
Multi-family	14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	27,255	31,697	1,775	26,867	816
Total impaired loans	$80,756	95,812	1,775	79,887	1,497
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

The following tables present the total TDR loans at June 30, 2018 and December 31, 2017. There were five residential PCI loans that were classified as TDRs for the period ended June 30, 2018. There were four residential PCI loans that were classified as TDRs for the period ended December 31, 2017.

	June 30, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$904	1	$904
Commercial real estate	—	—	3	634	3	634
Commercial and industrial	1	570	4	10,765	5	11,335
Total commercial loans	1	570	8	12,303	9	12,873
Residential mortgage and consumer	55	12,215	73	15,085	128	27,300
Total	56	$12,785	81	$27,388	137	$40,173

	December 31, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$918	1	$918
Commercial real estate	—	—	4	14,489	4	14,489
Commercial and industrial	—	—	1	1,287	1	1,287
Total commercial loans	—	—	6	16,694	6	16,694
Residential mortgage and consumer	49	10,957	71	16,298	120	27,255
Total	49	$10,957	77	$32,992	126	$43,949

The following tables present information about TDRs that occurred during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Commercial real estate	—	$—	$—	2	$20,059	$15,621
Commercial and industrial	2	9,536	9,536	—	—	—
Residential mortgage and consumer	6	788	788	4	372	372

	Six Months Ended June 30,
	2018			2017
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Commercial real estate	2	$788	$616	3	$20,225	$15,787
Commercial and industrial	3	9,971	9,971	—	—	—
Residential mortgage and consumer	12	1,500	1,500	17	3,251	3,251
Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were charge-offs of $42,000 and $214,000 for collateral dependent TDRs during the three and six months ended June 30, 2018. There were charge-offs of $4.4 million and $4.5 million for collateral dependent TDRs during the three and six months ended June 30, 2017. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.2 million and $1.8 million at June 30, 2018 and December 31, 2017, respectively.
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
The following tables present information about pre and post modification interest yield for TDRs which occurred during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Commercial real estate	—	—%	—%	2	4.67%	4.67%
Commercial and industrial	2	6.07%	6.07%	—	—%	—%
Residential mortgage and consumer	6	4.85%	3.17%	4	5.03%	3.94%

	Six Months Ended June 30,
	2018			2017
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Commercial real estate	2	4.68%	4.68%	3	4.67%	4.67%
Commercial and industrial	3	6.01%	6.01%	—	—	—
Residential mortgage and consumer	12	4.78%	3.22%	17	4.36%	3.59%
Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2018 consisted of 7 residential loans, 1 commercial real estate loan and 1 multi-family loan with a recorded investment of $560,000, $203,000 and $918,000, respectively, at June 30, 2018. Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2017 consisted of 8 residential loans and 2 commercial real estate loans with a recorded investment of $1.5 million and $554,000, respectively, at June 30, 2017.

7.     Deposits
Deposits are summarized as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Non-interest bearing:
Checking accounts	$2,368,406	2,424,608
Interest bearing:
Checking accounts	4,286,337	4,909,054
Money market deposits	3,800,143	4,243,545
Savings	2,159,279	2,320,228
Certificates of deposit	4,303,240	3,460,262
Total deposits	$16,917,405	17,357,697

8.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Mortgage servicing rights	$12,272	13,228
Core deposit premiums	5,005	6,024
Other	798	842
Total other intangible assets	18,075	20,094
Goodwill	82,546	77,571
Goodwill and intangible assets	$100,621	97,665

For the period ending June 30, 2018, the increase in goodwill reflects the acquisition of the equipment finance portfolio.

The following table summarizes other intangible assets as of June 30, 2018 and December 31, 2017:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2018
Mortgage servicing rights	$19,318	(6,872)	(174)	12,272
Core deposit premiums	25,058	(20,053)	—	5,005
Other	1,150	(352)	—	798
Total other intangible assets	$45,526	(27,277)	(174)	18,075

December 31, 2017
Mortgage servicing rights	$20,236	(6,886)	(122)	13,228
Core deposit premiums	25,058	(19,034)	—	6,024
Other	1,150	(308)	—	842
Total other intangible assets	$46,444	(26,228)	(122)	20,094
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.67 billion and $1.77 billion at June 30, 2018 and December 31, 2017, respectively, all of which relate to residential mortgage loans. At June 30, 2018 and December 31, 2017, the servicing asset, included in other intangible assets, had an estimated fair value of $15.2 million and $15.0 million, respectively. At June 30, 2018, fair value was based on expected future cash flows considering a weighted average discount rate of 12.68%, a weighted average constant prepayment rate on mortgages of 8.64% and a weighted average life of 7.3 years. See Note 13 for additional details.
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
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the six months ended June 30, 2018 and June 30, 2017, the Company granted 25,106 and 430,000 shares of restricted stock awards under the 2015 Plan, respectively. During the first quarter of 2018, it was determined that the performance-based stock awards granted during 2015 were achieved at 70% of target based upon the performance criteria. This resulted in 70% of these performance-based stock awards being deemed earned and converted to time-based stock awards that vest over a service period and the balance being forfeited.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the six months ended June 30, 2018 and June 30, 2017, the Company granted 15,000 and 80,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

	Six Months Ended June 30,
	2018	2017
Weighted average expected life (in years)	6.50	5.00
Weighted average risk-free rate of return	2.74%	2.04%
Weighted average volatility	18.29%	24.75%
Dividend yield	2.64%	2.44%
Weighted average fair value of options granted	$2.15	$3.00
Total stock options granted	15,000	80,000
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

The following table presents the share based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock option expense	$1,470	1,478	2,900	2,904
Restricted stock expense	4,210	3,692	6,150	7,123
Total share based compensation expense	$5,680	5,170	9,050	10,027

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	11,469,417	$12.00	7.0	$21,587
Granted	15,000	13.62	9.7
Exercised	(762,595)	6.85	1.3
Forfeited	(90,428)	12.54
Expired	(94,640)	7.54
Outstanding at June 30, 2018	10,536,754	$12.41	7.0	$4,071
Exercisable at June 30, 2018	5,323,372	$12.29	6.9	$2,666
Expected future expense relating to the non-vested options outstanding as of June 30, 2018 is $17.8 million over a weighted average period of 3.26 years.
The following is a summary of the status of the Company’s restricted shares as of June 30, 2018 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	4,940,335	$12.67
Granted	25,106	13.60
Vested	(1,145,479)	12.67
Forfeited	(286,000)	12.54
Outstanding and non vested at June 30, 2018	3,533,962	$12.69
Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2018 is $42.4 million over a weighted average period of 3.54 years.

10.     Net Periodic Benefit Plan Expense
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“Wage Replacement Plan”) and the Supplemental Retirement Plan (“SERP I”) (collectively, the “SERPs”). The Wage Replacement Plan is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation and Benefits Committee of the Board of Directors. More specifically, the Wage Replacement Plan was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”) and SERP I.
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

The Supplemental ESOP compensates certain executives (as designated by the Compensation and Benefits Committee of the Board of Directors) participating in the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan (“Directors’ Plan”) for certain directors, which is a nonqualified, defined benefit plan. The Directors’ Plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The Wage Replacement Plan, Supplemental ESOP and the Directors’ Plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The components of net periodic benefit cost for the Directors’ Plan and the Wage Replacement Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$—	372	—	743
Interest cost	354	378	709	756
Amortization of:
Net loss	127	114	253	229
Total net periodic benefit cost	$481	864	962	1,728
Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the six months ended June 30, 2018.
The Company also maintains the Pentegra DB Plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the six months ended June 30, 2018. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2018.

11.    Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of June 30, 2018 and December 31, 2017, the Company has cash flow hedges with aggregate notional amounts of $1.30 billion and $900.0 million, respectively.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $6.6 million will be reclassified as a decrease to interest expense.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$267	Other assets	$—	Other liabilities	$—	Other liabilities	$613
Total derivatives designated as hedging instruments		$267		$—		$—		$613

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

Effect of Derivative Instruments on the Income Statement
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash Flow Hedges - Interest rate swaps	(In thousands)
Amount of gain (loss) recognized in other comprehensive income	$8,980	(6,527)	25,918	(5,271)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	606	(1,279)	237	(2,086)

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 13, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
June 30, 2018
Assets:
Interest Rate Swaps	$267	—	267	—	—	267
Total	$267	—	267	—	—	267

December 31, 2017
Liabilities:
Interest Rate Swaps	$613	—	613	—	—	613
Total	$613	—	613	—	—	613

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

12.    Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Three Months Ended June 30,
	2018			2017
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$76,195	(19,098)	57,097	64,108	(24,475)	39,633
Other comprehensive income (loss):
Change in funded status of retirement obligations	143	(40)	103	141	(57)	84
Unrealized (losses) gains on debt securities available-for-sale	(8,159)	1,862	(6,297)	3,160	(1,159)	2,001
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	221	(62)	159	324	(132)	192
Reclassification adjustment for security gains included in net income	—	—	—	(48)	19	(29)
Other-than-temporary impairment accretion on debt securities	300	(85)	215	314	(129)	185
Net gains (losses) on derivatives arising during the period	8,374	(2,354)	6,020	(5,248)	2,144	(3,104)
Total other comprehensive income (loss)	879	(679)	200	(1,357)	686	(671)
Total comprehensive income	$77,074	(19,777)	57,297	62,751	(23,789)	38,962

	Six Months Ended June 30,
	2018			2017
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$154,204	(39,182)	115,022	137,372	(51,719)	85,653
Other comprehensive (loss) income:
Change in funded status of retirement obligations	286	(80)	206	282	(115)	167
Unrealized (losses) gains on debt securities available-for-sale	(38,694)	9,674	(29,020)	7,451	(2,771)	4,680
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	454	(128)	326	676	(276)	400
Reclassification adjustment for security gains included in net income	—	—	—	(1,275)	510	(765)
Other-than-temporary impairment accretion on debt securities	600	(169)	431	987	(403)	584
Net gains (losses) on derivatives arising during the period	25,681	(7,219)	18,462	(3,185)	1,301	(1,884)
Total other comprehensive (loss) income	(11,673)	2,078	(9,595)	4,936	(1,754)	3,182
Total comprehensive income	$142,531	(37,104)	105,427	142,308	(53,473)	88,835

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	206	326	(29,020)	431	18,462	(9,595)
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - June 30, 2018	$(5,434)	(1,194)	(50,810)	(14,051)	31,949	(39,540)

Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	167	400	3,915	584	(1,884)	3,182
Balance - June 30, 2017	$(4,728)	(1,588)	(8,356)	(12,286)	5,540	(21,418)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities transactions, net	$—	(48)	—	(1,275)
Change in funded status of retirement obligations
Amortization of net loss	129	120	259	240
Interest expense
Reclassification adjustment for unrealized (gains) losses on derivatives	(606)	1,279	(237)	2,086
Total before tax	(477)	1,351	22	1,051
Income tax benefit (expense)	120	(526)	(6)	(390)
Net of tax	$(357)	825	16	661

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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

	Carrying Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,753	5,753	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	688,025	—	688,025	—
Federal National Mortgage Association	1,193,762	—	1,193,762	—
Government National Mortgage Association	33,478	—	33,478	—
Total debt securities available-for-sale	$1,915,265	—	1,915,265	—
Derivative financial instruments	$267	—	267	—

	Carrying Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,701	5,701	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	640,242	—	640,242	—
Federal National Mortgage Association	1,303,576	—	1,303,576	—
Government National Mortgage Association	38,208	—	38,208	—
Total debt securities available-for-sale	$1,982,026	—	1,982,026	—
Liabilities:
Derivative financial instruments	$613	—	613	—
There have been no changes in the methodologies used at June 30, 2018 from December 31, 2017, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018.
There were no Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2018 and December 31, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At June 30, 2018, the fair value model used prepayment speeds ranging from 4.92% to 27.72% and a discount rate of 12.68% for the valuation of the mortgage servicing rights. At December 31, 2017, the fair value model used prepayment speeds ranging from 5.56% to 23.22% and a discount rate of 13.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraiser for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Appraisals were discounted in a range of 0% to 25%. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
Other Real Estate Owned
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0% to 25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.
Loans Held For Sale
Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, the Company uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017. For the three months ended June 30, 2018 there was no change to the carrying value of other real estate owned or loans held for sale. At December 31, 2017 there was no change to carrying value of MSR or loans held for sale measured at fair value on a non-recurring basis.

					Carrying Value at June 30, 2018
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	4.92% - 27.72%	8.64%	$5,222	—	—	5,222
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0% - 45.0%	36.16%	$13,867	—	—	13,867
					$19,089	—	—	19,089

					Carrying Value at December 31, 2017
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0% - 45.0%	21.00%	$30,445	—	—	30,445
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	21.65%	263	—	—	263
					$30,708	—	—	30,708
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$195,995	195,995	195,995	—	—
Equity securities	5,753	5,753	5,753	—	—
Debt securities available-for-sale	1,915,265	1,915,265	—	1,915,265	—
Debt securities held-to-maturity	1,660,967	1,659,095	—	1,567,644	91,451
FHLB stock	247,410	247,410	247,410	—	—
Loans held for sale	5,949	5,949	—	5,949	—
Net loans	20,537,087	20,348,671	—	—	20,348,671
Derivative financial instruments	267	267	—	267	—
Financial liabilities:
Deposits, other than time deposits	$12,614,165	12,614,165	12,614,165	—	—
Time deposits	4,303,240	4,274,128	—	4,274,128	—
Borrowed funds	5,144,987	5,093,232	—	5,093,232	—

	December 31, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$618,394	618,394	618,394	—	—
Equity securities	5,701	5,701	5,701	—	—
Securities available-for-sale	1,982,026	1,982,026	—	1,982,026	—
Securities held-to-maturity	1,796,621	1,820,125	—	1,738,906	81,219
FHLB stock	231,544	231,544	231,544	—	—
Loans held for sale	5,185	5,185	—	5,185	—
Net loans	19,852,101	20,003,717	—	—	20,003,717
Financial liabilities:
Deposits, other than time deposits	$13,897,435	13,897,435	13,897,435	—	—
Time deposits	3,460,262	3,438,673	—	3,438,673	—
Borrowed funds	4,461,533	4,437,346	—	4,437,346	—
Derivative financial instruments	613	613	—	613	—
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

14.    Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  Revenue associated with financial instruments, including loans, leases, securities and derivatives, that are accounted for under other U.S. GAAP are specifically excluded from Topic 606.
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
Revenue from contracts with customers included in fees and service charges was $3.4 million and $3.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $6.5 million and $6.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  Revenue from contracts with customers included in other income was $2.4 million and $1.5 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $4.2 million and $2.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

15.    Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In May 2018, the FASB issued ASU 2018-06, “Codification Improvements to Topic 942, Financial Services-Depository and Lending”, which supersedes the guidance within Subtopic 942-740 that has been rescinded by the Office of the Comptroller of the Currency and is no longer relevant. ASU 2018-06 is effective on its date of issuance of May 7, 2018 and did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this guidance is to better align a company’s financial reporting for hedging relationships with the company’s risk management activities by expanding strategies that qualify for hedge accounting, modifying the presentation of certain hedging relationships in the financial statements and simplifying the application of hedge accounting in certain situations. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim or annual period before the effective date. ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment related to the elimination of the separate measurement of ineffectiveness to the balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year in which the amendments in this update are adopted. The amended presentation and disclosure guidance is required only prospectively. The Company early adopted ASU 2017-12 on January 1, 2018, which did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU was effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company adopted ASU 2014-09 on January 1, 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard did not have a material impact on the Company’s Consolidated Financial Statements. See Footnote 14, Revenue Recognition, for further details.
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
Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and to apply the guidance therein except for specific guidance on inputs to an option pricing model and the attribution of cost; i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods and services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted if the entity has already adopted Topic 606. Upon adoption, an entity should remeasure liability-classified awards that have not been settled at date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the first day of the fiscal year of adoption. Upon transition, an entity should measure these nonemployee awards at fair value as of the adoption date but must not remeasure assets that are completed. The Company currently applies the guidance of Topic 718 to its accounting for share-based payment awards to its Board of Directors, and, therefore, does not expect ASU 2018-07 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Lessor accounting remains largely unchanged under the new guidance. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842”, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842) - Targeted Improvements”, which provides an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope. As such, no conclusions have yet been reached regarding the potential impact on adoption on the Company’s Consolidated Financial Statements and regulatory capital and risk-weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

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
On July 26, 2018, the Company declared a cash dividend of $0.09 per share. The $0.09 dividend per share will be paid to stockholders on August 24, 2018, with a record date of August 10, 2018.

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
Derivative Financial Instruments. As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the consolidated balance sheets at fair value.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in Accumulated Other Comprehensive Income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
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
A flattening of the yield curve, caused primarily by rising short-term interest rates, combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment.  We continue to actively manage our interest rate risk against a backdrop of a relatively flat yield curve.  If short-term interest rates increase further, we may be subject to near-term net interest margin compression.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further.
Our results of operations are also significantly affected by general economic conditions.  In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which reduced our federal tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017.  On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and requires companies to file combined tax returns beginning in 2019. The Company is currently evaluating the effect of this new legislation on its net deferred tax asset and future tax expense, although we anticipate that the new legislation will result in higher state tax expense for the Company during the relevant periods. While the consumer continues to benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, while recently improving, may be negatively impacted by rising interest rates.
Total assets increased by $235.6 million, or 0.9%, to $25.36 billion at June 30, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $685.0 million, or 3.5%, to $20.54 billion at June 30, 2018 from $19.85 billion at December 31, 2017. Total securities decreased by $202.4 million, or 5.3%, to $3.58 billion at June 30, 2018 from $3.78 billion at December 31, 2017 and cash decreased by $422.4 million to $196.0 million at June 30, 2018 from $618.4 million at December 31, 2017. In February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our C&I loan portfolio. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentrations, and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 12.19% at June 30, 2018 from 12.44% at December 31, 2017. Since the commencement of our first stock repurchase plan in March 2015 through June 30, 2018, the Company has repurchased a total of 75.0 million shares at an average cost of $12.12 per share totaling $908.4 million. For the six months ended June 30, 2018, stockholders’ equity was impacted by the repurchase of 7.6 million shares of common stock for $103.0 million and cash dividends of $0.18 per share totaling $54.5 million. These decreases were partially offset by net income of $115.0 million and $17.6 million of share-based plan activity.

We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people. We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add personnel as our Company grows and our business changes. In August 2016 we entered into an informal agreement with the Federal Deposit Insurance Corporation and New Jersey Department of Banking and Insurance with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Our BSA/AML team has worked diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company.
Comparison of Financial Condition at June 30, 2018 and December 31, 2017
Total Assets. Total assets increased by $235.6 million, or 0.9%, to $25.36 billion at June 30, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $685.0 million, or 3.5%, to $20.54 billion at June 30, 2018 from $19.85 billion at December 31, 2017. Total securities decreased by $202.4 million, or 5.3%, to $3.58 billion at June 30, 2018 from $3.78 billion at December 31, 2017 and cash decreased by $422.4 million to $196.0 million at June 30, 2018 from $618.4 million at December 31, 2017.
Net Loans. Net loans increased by $685.0 million, or 3.5%, to $20.54 billion at June 30, 2018 from $19.85 billion at December 31, 2017. The detail of the loan portfolio (including PCI loans) is below:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,903,469	7,802,835
Commercial real estate loans	4,654,592	4,548,101
Commercial and industrial loans	2,147,430	1,625,375
Construction loans	270,892	416,883
Total commercial loans	14,976,383	14,393,194
Residential mortgage loans	5,140,556	5,026,517
Consumer and other	668,127	671,137
Total loans	20,785,066	20,090,848
Deferred fees and premiums, net	(17,141)	(7,778)
Allowance for loan losses	(230,838)	(230,969)
Net loans	$20,537,087	19,852,101
During the six months ended June 30, 2018, we originated $745.0 million in multi-family loans, $440.3 million in commercial and industrial loans, $308.1 million in commercial real estate loans, $288.8 million in residential loans, $67.3 million in construction loans and $41.9 million in consumer and other loans. This increase in loans reflects our continued focus on generating multi-family loans, commercial real estate loans and commercial and industrial loans, which was partially offset by pay downs and payoffs of loans. In February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our C&I loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only residential and consumer loans at June 30, 2018 and December 31, 2017 was $57.6 million and $77.8 million, respectively. From time to time and for competitive purposes, we originate commercial loans with limited interest-only periods. As of June 30, 2018, we had $120.8 million commercial real estate interest-only loans in our loan portfolio, of which $54.0 million have twenty-four months or less remaining on the interest-only term. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the six months ended June 30, 2018, we purchased loans totaling $170.9 million from these entities. In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $19.3 million during the six months ended June 30, 2018.
    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	9	$19.5	8	$20.2	5	$15.0	4	$14.2	6	$19.0
Commercial real estate	36	16.7	38	19.7	37	34.0	31	35.3	36	75.6
Commercial and industrial	13	28.9	19	23.3	11	10.0	6	1.9	5	1.8
Construction	1	0.3	1	0.3	1	0.3	—	—	—	—
Total commercial loans	59	65.4	66	63.5	54	59.3	41	51.4	47	96.4
Residential and consumer	375	69.2	390	72.5	427	76.4	417	74.3	447	81.0
Total non-accrual loans	434	$134.6	456	$136.0	481	$135.7	458	$125.7	494	$177.4
Accruing troubled debt restructured loans	56	$12.8	54	$12.4	49	$11.0	58	$13.4	45	$11.7
Non-accrual loans to total loans		0.65%		0.66%		0.68%		0.63%		0.89%
Allowance for loan losses as a percent of non-accrual loans		171.46%		169.97%		170.17%		183.09%		129.68%
Allowance for loan losses as a percent of total loans		1.11%		1.12%		1.15%		1.15%		1.16%
Total non-accrual loans were $134.6 million at June 30, 2018 compared to $136.0 million at March 31, 2018 and $177.4 million at June 30, 2017. Included in non-accrual loans at June 30, 2018 were $25.7 million of loans that were classified as non-accrual which were performing in accordance with their contractual terms. Classified loans as a percent of total loans increased to 2.23% at June 30, 2018 from 2.17% at December 31, 2017. We continue to proactively and diligently work to resolve our troubled loans.
At June 30, 2018, there were $40.2 million of loans deemed as TDRs, of which $27.3 million were residential and consumer loans, $11.3 million were commercial and industrial loans, $904,000 were multi-family loans and $634,000 were commercial real estate loans. TDRs of $12.8 million were classified as accruing and $27.4 million were classified as non-accrual at June 30, 2018.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2018, the Company has deemed potential problem loans, excluding PCI loans, totaling $41.1 million, which is comprised of 6 multi-family loans totaling $27.4 million, 9 commercial real estate loans totaling $8.7 million and 8 commercial and industrial loans totaling $5.0 million. Management is actively monitoring all of these loans.

The ratio of non-accrual loans to total loans was 0.65% at June 30, 2018 compared to 0.68% at December 31, 2017. The allowance for loan losses as a percentage of non-accrual loans was 171.46% at June 30, 2018 compared to 170.17% at December 31, 2017. At June 30, 2018, our allowance for loan losses as a percentage of total loans was 1.11% compared to 1.15% at December 31, 2017.
At June 30, 2018, loans meeting the Company’s definition of an impaired loan totaled $80.0 million, of which $16.2 million of impaired loans had a specific allowance for credit losses of $2.2 million and $63.8 million of impaired loans had no specific allowance for credit losses. At December 31, 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $80.8 million, of which $14.9 million had a related allowance for credit losses of $1.8 million and $65.9 million had no related allowance for credit losses.
The allowance for loan losses decreased by $131,000 to $230.8 million at June 30, 2018 from $231.0 million at December 31, 2017. Our allowance for loan losses is impacted by the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at June 30, 2018 and December 31, 2017 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2018		December 31, 2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$84,027	38.0%	$81,469	38.9%
Commercial real estate loans	54,923	22.4%	56,137	22.6%
Commercial and industrial loans	57,829	10.4%	54,563	8.1%
Construction loans	6,927	1.3%	11,609	2.1%
Residential mortgage loans	22,128	24.7%	21,835	25.0%
Consumer and other loans	3,139	3.2%	3,099	3.3%
Unallocated	1,865	—	2,257	—
Total allowance	$230,838	100.0%	$230,969	100.0%
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
At June 30, 2018, our securities portfolio represented 14.1% of our total assets. Securities, in the aggregate, decreased by $202.4 million, or 5.3%, to $3.58 billion at June 30, 2018 from $3.78 billion at December 31, 2017. This decrease was a result of paydowns, partially offset by purchases.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $15.9 million, or 6.9%, to $247.4 million at June 30, 2018 from $231.5 million at December 31, 2017. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $208.8 million at June 30, 2018 and $155.6 million at December 31, 2017. During the six months ended June 30, 2018, we purchased $125.0 million of bank owned life insurance and surrendered $71.1 million of an older policy. The proceeds from the surrendered policy are included as a receivable in other assets. Other assets were $99.6 million at June 30, 2018 and $3.8 million at December 31, 2017.
Deposits.  At June 30, 2018, deposits totaled $16.92 billion, representing 76.0% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits decreased by $440.3 million, or 2.5%, from $17.36 billion at December 31, 2017 to $16.92 billion at June 30, 2018 primarily driven by decreases in interest-bearing checking and money market accounts, partially offset by an increase in time deposits. Checking accounts decreased $678.9 million to $6.65 billion at June 30, 2018 from $7.33 billion at December 31, 2017. Core deposits represented approximately 75% of our total deposit portfolio at June 30, 2018 compared to 80% of our total deposit portfolio at December 31, 2017.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	June 30, 2018		December 31, 2017
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,368,406	14.0%	$2,424,608	14.0%
Interest-bearing:
Checking accounts	4,286,337	25.3%	4,909,054	28.3%
Money market deposits	3,800,143	22.5%	4,243,545	24.4%
Savings	2,159,279	12.8%	2,320,228	13.4%
Certificates of deposit	4,303,240	25.4%	3,460,262	19.9%
Total Deposits	$16,917,405	100.0%	$17,357,697	100.0%
Borrowed Funds.  Our FHLB borrowings, frequently referred to as advances, are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $683.5 million, or 15.3%, to $5.14 billion at June 30, 2018 from $4.46 billion at December 31, 2017 to fund the growth of the loan portfolio as deposits declined.
Stockholders’ Equity. Stockholders’ equity decreased by $34.5 million to $3.09 billion at June 30, 2018 from $3.13 billion at December 31, 2017. The decrease was primarily attributed to the repurchase of 7.6 million shares of common stock for $103.0 million and cash dividends of $0.18 per share totaling $54.5 million during the six months ended June 30, 2018. These decreases were partially offset by net income of $115.0 million and share-based plan activity of $17.6 million for the six months ended June 30, 2018.
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

	Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$178,293	$409	0.92%	$162,787	$177	0.43%
Equity securities	5,714	33	2.31%	5,509	30	2.18%
Debt securities available-for-sale	1,990,306	10,829	2.18%	1,793,254	8,959	2.00%
Debt securities held-to-maturity	1,693,025	11,509	2.72%	1,672,517	10,479	2.51%
Net loans	20,348,913	211,791	4.16%	19,407,939	192,891	3.98%
Stock in FHLB	255,362	3,831	6.00%	259,497	2,972	4.58%
Total interest-earning assets	24,471,613	238,402	3.90%	23,301,503	215,508	3.70%
Non-interest-earning assets	741,974			761,432
Total assets	$25,213,587			$24,062,935
Interest-bearing liabilities:
Savings deposits	$2,146,880	$2,953	0.55%	$2,120,219	$2,045	0.39%
Interest-bearing checking	4,487,247	14,057	1.25%	4,266,755	8,346	0.78%
Money market accounts	3,858,022	10,497	1.09%	4,175,137	8,104	0.78%
Certificates of deposit	4,017,105	14,560	1.45%	2,887,454	6,841	0.95%
Total interest-bearing deposits	14,509,254	42,067	1.16%	13,449,565	25,336	0.75%
Borrowed funds	5,060,767	25,034	1.98%	4,980,705	23,116	1.86%
Total interest-bearing liabilities	19,570,021	67,101	1.37%	18,430,270	48,452	1.05%
Non-interest-bearing liabilities	2,535,093			2,458,208
Total liabilities	22,105,114			20,888,478
Stockholders’ equity	3,108,473			3,174,457
Total liabilities and stockholders’ equity	$25,213,587			$24,062,935
Net interest income		$171,301			$167,056
Net interest rate spread(1)			2.53%			2.65%
Net interest-earning assets(2)	$4,901,592			$4,871,233
Net interest margin(3)			2.80%			2.87%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25			1.26

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$188,730	$864	0.92%	$153,516	$284	0.37%
Equity securities	5,708	68	2.38%	5,768	78	2.70%
Debt securities available-for-sale	2,005,485	21,681	2.16%	1,754,586	17,207	1.96%
Debt securities held-to-maturity	1,726,197	23,211	2.69%	1,698,489	23,016	2.71%
Net loans	20,181,066	416,513	4.13%	19,118,385	378,852	3.96%
Stock in FHLB	247,276	7,632	6.17%	250,377	6,165	4.92%
Total interest-earning assets	24,354,462	469,969	3.86%	22,981,121	425,602	3.70%
Non-interest-earning assets	719,852			758,317
Total assets	$25,074,314			$23,739,438
Interest-bearing liabilities:
Savings deposits	$2,238,667	$6,243	0.56%	$2,113,192	$3,879	0.37%
Interest-bearing checking	4,649,173	27,636	1.19%	4,185,870	14,829	0.71%
Money market accounts	3,973,942	19,789	1.00%	4,177,217	15,294	0.73%
Certificates of deposit	3,709,627	24,775	1.34%	2,886,273	13,518	0.94%
Total interest-bearing deposits	14,571,409	78,443	1.08%	13,362,552	47,520	0.71%
Borrowed funds	4,865,051	47,741	1.96%	4,801,159	43,907	1.83%
Total interest-bearing liabilities	19,436,460	126,184	1.30%	18,163,711	91,427	1.00%
Non-interest-bearing liabilities	2,522,062			2,412,101
Total liabilities	21,958,522			20,575,812
Stockholders’ equity	3,115,792			3,163,626
Total liabilities and stockholders’ equity	$25,074,314			$23,739,438
Net interest income		$343,785			$334,175
Net interest rate spread(1)			2.56%			2.70%
Net interest-earning assets(2)	$4,918,002			$4,817,410
Net interest margin(3)			2.82%			2.91%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25			1.27

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 and 2017
Net Income. Net income for the three months ended June 30, 2018 was $57.1 million compared to net income of $39.6 million for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $115.0 million compared to net income of $85.7 million for the six months ended June 30, 2017.
Net Interest Income. Net interest income increased by $4.2 million, or 2.5%, to $171.3 million for the three months ended June 30, 2018 from $167.1 million for the three months ended June 30, 2017. The net interest margin decreased 7 basis points to 2.80% for the three months ended June 30, 2018 from 2.87% for the three months ended June 30, 2017.
Net interest income increased by $9.6 million, or 2.9%, to $343.8 million for the six months ended June 30, 2018 from $334.2 million for the six months ended June 30, 2017. The net interest margin decreased 9 basis points to 2.82% for the six months ended June 30, 2018 from 2.91% for the six months ended June 30, 2017.
Total interest and dividend income increased by $22.9 million, or 10.6%, to $238.4 million for the three months ended June 30, 2018. Interest income on loans increased by $18.9 million, or 9.8%, to $211.8 million for the three months ended June 30, 2018 as a result of a $941.0 million increase in the average balance of net loans to $20.35 billion, primarily attributed to organic loan growth and the acquired equipment finance portfolio, offset by paydowns and payoffs. The weighted average yield on net loans increased 18 basis points to 4.16%. Prepayment penalties, which are included in interest income, totaled $5.6 million for the three months ended June 30, 2018 compared to $3.1 million for the three months ended June 30, 2017. Interest income on all other interest-earning assets, excluding loans, increased by $4.0 million, or 17.7%, to $26.6 million for the three months ended June 30, 2018 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 26 basis points to 2.58%. The average balance of all other interest-earning assets, excluding loans, increased $229.1 million to $4.12 billion for the three months ended June 30, 2018.
Total interest and dividend income increased by $44.4 million, or 10.4%, to $470.0 million for the six months ended June 30, 2018. Interest income on loans increased by $37.7 million, or 9.9%, to $416.5 million for the six months ended June 30, 2018 as a result of a $1.06 billion increase in the average balance of net loans to $20.18 billion, primarily attributed to organic loan growth and the acquired equipment finance portfolio, offset by paydowns and payoffs. The weighted average yield on net loans increased 17 basis points to 4.13%. Prepayment penalties, which are included in interest income, totaled $10.9 million for the six months ended June 30, 2018 compared to $6.2 million for the six months ended June 30, 2017. Interest income on all other interest-earning assets, excluding loans, increased by $6.7 million, or 14.3%, to $53.5 million for the six months ended June 30, 2018 which is attributed to a $310.7 million increase in the average balance of all other interest-earning assets, excluding loans, to $4.17 billion for the six months ended June 30, 2018. The weighted average yield on interest-earning assets, excluding loans, increased 14 basis points to 2.56%.
Total interest expense increased by $18.6 million, or 38.5%, to $67.1 million for the three months ended June 30, 2018. Interest expense on interest-bearing deposits increased $16.7 million, or 66.0%, to $42.1 million for the three months ended June 30, 2018. The average balance of total interest-bearing deposits increased $1.06 billion, or 7.9%, to $14.51 billion for the three months ended June 30, 2018. In addition, the weighted average cost of interest-bearing deposits increased 41 basis points to 1.16% for the three months ended June 30, 2018. Interest expense on borrowed funds increased by $1.9 million, or 8.3%, to $25.0 million for the three months ended June 30, 2018. The average balance of borrowed funds increased $80.1 million, or 1.6%, to $5.06 billion for the three months ended June 30, 2018. In addition, the weighted average cost of borrowings increased 12 basis points to 1.98% for the three months ended June 30, 2018.
Total interest expense increased by $34.8 million, or 38.0%, to $126.2 million for the six months ended June 30, 2018. Interest expense on interest-bearing deposits increased $30.9 million, or 65.1%, to $78.4 million for the six months ended June 30, 2018. The average balance of total interest-bearing deposits increased $1.21 billion, or 9.0%, to $14.57 billion for the six months ended June 30, 2018. In addition, the weighted average cost of interest-bearing deposits increased 37 basis points to 1.08% for the six months ended June 30, 2018. Interest expense on borrowed funds increased by $3.8 million, or 8.7%, to $47.7 million for the six months ended June 30, 2018. The average balance of borrowed funds increased $63.9 million, or 1.3%, to $4.87 billion for the six months ended June 30, 2018. In addition, the weighted average cost of borrowings increased 13 basis points to 1.96% for the six months ended June 30, 2018.
Provision for Loan Losses. Our provision is primarily a result of the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. For the three months ended June 30, 2018, our provision for loan losses was $4.0 million, compared to $6.0 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, net charge-offs were $4.3 million, compared to $6.9 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, our provision for loan losses was $6.5 million, compared to $10.0 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, net charge-offs were $6.6 million, compared to $8.3 million for the six months ended June 30, 2017.

Non-Interest Income. Total non-interest income increased $2.2 million, or 23.2%, to $11.5 million for the three months ended June 30, 2018. Gain on securities increased $1.1 million due to the payoff of a TruP security and other income attributed to non-depository investment products increased $1.0 million for the three months ended June 30, 2018.
Total non-interest income increased $1.6 million, or 8.2%, to $20.6 million for the six months ended June 30, 2018. Other income attributed to non-depository investment products increased $1.4 million, income on bank owned life insurance increased $938,000 and fees and service charges increased $798,000 for the six months ended June 30, 2018. These increases were partially offset by gain on loans, net, which decreased $1.3 million.
Non-Interest Expenses. Compared to the second quarter of 2017, total non-interest expenses decreased $3.7 million, or 3.5%. For the three months ended June 30, 2018, professional fees decreased $10.8 million largely due to lower consulting fees associated with risk management and compliance efforts. Partially offsetting this decrease, compensation and fringe benefits increased $6.9 million as a result of additions to our staff to support the growth and build out of our risk management and operating infrastructure, as well as normal merit and benefit increases.
Total non-interest expenses were $203.7 million for the six months ended June 30, 2018, a decrease of $2.2 million, or 1.0%, compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, professional fees decreased $13.8 million largely due to lower consulting fees associated with risk management and compliance efforts. Partially offsetting this decrease, compensation and fringe benefits increased $8.7 million as a result of additions to our staff to support the growth and build out of our risk management and operating infrastructure, as well as normal merit and benefit increases. Office occupancy and equipment expense increased $2.1 million.
Income Taxes. Income tax expense for the second quarter of 2018 was $19.1 million compared to $24.5 million for the second quarter 2017.  The effective tax rate was 25.1% for the three months ended June 30, 2018 and 38.2% for the three months ended June 30, 2017. The decrease in effective tax rate is primarily driven by the enactment of the Tax Act. Additionally, income tax expense includes the excess tax benefits related to our stock plans of $503,000 for the three months ended June 30, 2018 as compared to $173,000 for the three months ended June 30, 2017. On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and requires companies to file combined tax returns beginning in 2019. The Company is currently evaluating the effect of this new legislation on its net deferred tax asset and future tax expense.
Income tax expense for the six months ended June 30, 2018 was $39.2 million compared to $51.7 million for the six months ended June 30, 2017.  The effective tax rate was 25.4% for the six months ended June 30, 2018 and 37.6% for the six months ended June 30, 2017. The decrease in effective tax rate is primarily driven by the enactment of the Tax Act. Additionally, income tax expense includes the excess tax benefits related to our stock plans of $1.3 million for the six months ended June 30, 2018 as compared to $1.5 million for the six months ended June 30, 2017.
The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. The effective tax rate is also affected by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large but infrequently occurring items.
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
At June 30, 2018, the Company had $434.0 million of overnight borrowings outstanding. The Company had no overnight borrowings outstanding at December 31, 2017. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $5.14 billion at June 30, 2018, an increase of $683.5 million from $4.46 billion at December 31, 2017.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2018, outstanding commitments to originate loans totaled $670.8 million; outstanding unused lines of credit totaled $1.43 billion; standby letters of credit totaled $36.8 million and outstanding commitments to sell loans totaled $10.5 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.42 billion at June 30, 2018. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017 and further increased to 1.875% on January 1, 2018. The Conservation Buffer will increase to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of June 30, 2018 the Company and the Bank met the currently applicable Conservation Buffer of 1.875%.
As of June 30, 2018, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of June 30, 2018 (1)
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,748,559	10.91%	$1,008,091	4.000%	$1,260,114	5.00%
Common Equity Tier 1 Risk-Based Capital	2,748,559	13.42%	1,305,668	6.375%	1,331,269	6.50%
Tier 1 Risk Based Capital	2,748,559	13.42%	1,612,884	7.875%	1,638,486	8.00%
Total Risk-Based Capital	2,980,387	14.55%	2,022,506	9.875%	2,048,107	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$3,039,194	12.05%	$1,008,479	4.000%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	3,039,194	14.83%	1,306,753	6.375%	n/a	n/a
Tier 1 Risk Based Capital	3,039,194	14.83%	1,614,225	7.875%	n/a	n/a
Total Risk-Based Capital	3,271,022	15.96%	2,024,187	9.875%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2018:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$5,144,987	1,264,359	1,275,000	825,000	1,780,628
Commitments to originate and purchase loans	$670,802	670,802	—	—	—
Commitments to sell loans	$10,500	10,500	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $5.0 million of the borrowings are callable at the option of the lender. Additionally, at June 30, 2018, the Company’s commitments to fund unused lines of credit totaled $1.43 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of June 30, 2018 have not changed significantly from December 31, 2017.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three and six months ended June 30, 2018, such derivatives were used to hedge the variability in cash flows associated with certain short term wholesale funding transactions. These derivatives had an aggregate notional amount of $1.30 billion as of June 30, 2018. The fair value of the derivatives as of June 30, 2018 was an asset of $267,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
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
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged instruments can be either assets or liabilities. As of June 30, 2018 and December 31, 2017, the Company has cash flow hedges with aggregate notional amounts of $1.30 billion and $900.0 million, respectively.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At June 30, 2018, 24.7% of our total loan portfolio was comprised of residential mortgages, of which approximately 33.2% was in variable rate products, while 66.8% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2018, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,868,384	(536,783)	(12.2)%	$602,553	(49,099)	(7.5)%
0bp	$4,405,167	—	—	$651,652	—	—
-100bp	$4,635,470	230,303	5.2%	$675,618	23,966	3.7%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at June 30, 2018, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 12.2% decrease in EVE and a $49.1 million, or 7.5%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.2% increase in EVE and a $24.0 million, or 3.7%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2018 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
April 1, 2018 through April 30, 2018	—	$—	—	12,968,872
May 1, 2018 through May 31, 2018	1,300,000	13.53	1,300,000	11,668,872
June 1, 2018 through June 30, 2018	1,761,213	13.38	1,500,000	10,168,872
Total	3,061,213	$13.45	2,800,000	10,168,872
(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 10,168,872 shares yet to be repurchased as of June 30, 2018.
(2) 261,213 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

10.1	Acknowledgement and Consent Agreement between Kevin Cummings and Investors Bancorp, Inc., dated July 9, 2018 (2)

10.2	Acknowledgement and Consent Agreement between Domenick Cama and Investors Bancorp, Inc., dated July 9, 2018 (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966), originally filed with the Securities and Exchange Commission on December 20, 2013.

(2)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File no. 001-36441), originally filed with the Securities and Exchange Commission on July 10, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: August 9, 2018	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)