Form 10-Q
period 2018-09-30
Investors Bancorp, Inc.
filed 2018-11-09
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
Commission file number: 001-36441

Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4702118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 JFK Parkway, Short Hills, New Jersey	07078
(Address of Principal Executive Offices)	Zip Code
(973) 924-5100
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 2, 2018, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 291,561,711 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and cash equivalents	$210,595	618,394
Equity securities	5,872	5,701
Debt securities available-for-sale, at estimated fair value	1,984,537	1,982,026
Debt securities held-to-maturity, net (estimated fair value of $1,601,807 and $1,820,125 at September 30, 2018 and December 31, 2017, respectively)	1,611,409	1,796,621
Loans receivable, net	20,728,851	19,852,101
Loans held-for-sale	4,270	5,185
Federal Home Loan Bank stock	242,403	231,544
Accrued interest receivable	78,283	72,855
Other real estate owned	7,755	5,830
Office properties and equipment, net	175,387	180,231
Net deferred tax asset	135,521	121,663
Bank owned life insurance	210,413	155,635
Goodwill and intangible assets	99,764	97,665
Other assets	23,435	3,793
Total assets	$25,518,495	25,129,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,397,812	17,357,697
Borrowed funds	4,853,774	4,461,533
Advance payments by borrowers for taxes and insurance	131,038	104,308
Other liabilities	100,650	80,255
Total liabilities	22,483,274	22,003,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at September 30, 2018 and December 31, 2017; 292,124,054 and 306,126,087 outstanding at September 30, 2018 and December 31, 2017, respectively	3,591	3,591
Additional paid-in capital	2,800,352	2,784,390
Retained earnings	1,172,615	1,084,177
Treasury stock, at cost; 66,946,798 and 52,944,765 shares at September 30, 2018 and December 31, 2017, respectively	(818,209)	(633,110)
Unallocated common stock held by the employee stock ownership plan	(82,011)	(84,258)
Accumulated other comprehensive loss	(41,117)	(29,339)
Total stockholders’ equity	3,035,221	3,125,451
Total liabilities and stockholders’ equity	$25,518,495	25,129,244
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$216,516	201,069	633,029	579,921
Securities:
Equity	32	30	100	108
Government-sponsored enterprise obligations	266	175	813	211
Mortgage-backed securities	19,624	17,829	59,279	51,812
Municipal bonds and other debt	2,615	2,229	7,305	8,433
Interest-bearing deposits	677	875	1,541	1,159
Federal Home Loan Bank stock	4,296	3,557	11,928	9,722
Total interest and dividend income	244,026	225,764	713,995	651,366
Interest expense:
Deposits	51,923	32,300	130,366	79,820
Borrowed funds	25,177	22,553	72,918	66,460
Total interest expense	77,100	54,853	203,284	146,280
Net interest income	166,926	170,911	510,711	505,086
Provision for loan losses	2,000	1,750	8,500	11,750
Net interest income after provision for loan losses	164,926	169,161	502,211	493,336
Non-interest income
Fees and service charges	5,506	5,076	16,194	14,966
Income on bank owned life insurance	1,596	935	4,425	2,826
Gain on loans, net	478	726	1,398	2,924
Gain on securities, net	97	—	1,198	1,275
Gain on sale of other real estate owned, net	13	446	350	871
Other income	2,597	1,212	7,310	4,556
Total non-interest income	10,287	8,395	30,875	27,418
Non-interest expense
Compensation and fringe benefits	59,279	57,052	179,139	168,207
Advertising and promotional expense	3,229	4,355	9,123	10,956
Office occupancy and equipment expense	15,151	14,589	46,446	43,769
Federal deposit insurance premiums	4,935	4,500	13,960	12,110
General and administrative	509	691	1,702	2,267
Professional fees	3,578	8,140	11,781	30,141
Data processing and communication	7,090	5,719	20,319	17,493
Other operating expenses	8,017	8,228	22,987	24,157
Total non-interest expenses	101,788	103,274	305,457	309,100
Income before income tax expense	73,425	74,282	227,629	211,654
Income tax expense	19,201	28,437	58,383	80,156
Net income	$54,224	45,845	169,246	131,498
Basic earnings per share	$0.19	0.16	0.60	0.45
Diluted earnings per share	$0.19	0.16	0.59	0.45
Weighted average shares outstanding
Basic	280,755,898	289,715,414	284,289,363	290,670,601
Diluted	281,172,921	290,890,307	285,376,003	292,489,906
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$54,224	45,845	169,246	131,498
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	102	82	308	249
Unrealized (losses) gains on debt securities available-for-sale	(7,310)	525	(36,330)	5,205
Accretion of loss on debt securities reclassified to held to maturity	149	180	475	580
Reclassification adjustment for security gains included in net income	—	—	—	(765)
Other-than-temporary impairment accretion on debt securities	216	186	647	770
Net gains (losses) on derivatives arising during the period	5,266	560	23,728	(1,324)
Total other comprehensive (loss) income	(1,577)	1,533	(11,172)	4,715
Total comprehensive income	$52,647	47,378	158,074	136,213

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	131,498	—	—	—	131,498
Other comprehensive income, net of tax	—	—	—	—	—	4,715	4,715
Purchase of treasury stock (4,371,647 shares)	—	—	—	(57,842)	—	—	(57,842)
Treasury stock allocated to restricted stock plan (430,000 shares)	—	(6,186)	1,008	5,178	—	—	—
Compensation cost for stock options and restricted stock	—	14,967	—	—	—	—	14,967
Option exercises	—	(3,533)	—	11,254	—	—	7,721
Restricted stock forfeitures (268,163 shares)	—	3,352	(342)	(3,010)	—	—	—
Cash dividend paid ($0.24 per common share)	—	—	(74,058)	—	—	—	(74,058)
ESOP shares allocated or committed to be released	—	2,639	—	—	2,247	—	4,886
Balance at September 30, 2017	$3,591	2,776,971	1,111,856	(632,394)	(85,007)	(19,885)	3,155,132

Balance at December 31, 2017	$3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	169,246	—	—	—	169,246
Other comprehensive loss, net of tax	—	—	—	—	—	(11,172)	(11,172)
Reclassification due to the adoption of ASU No. 2016-01	—	—	606	—	—	(606)	—
Purchase of treasury stock (14,477,965 shares)	—	—	—	(191,003)	—	—	(191,003)
Treasury stock allocated to restricted stock plan (71,982 shares)	—	(935)	58	877	—	—	—
Compensation cost for stock options and restricted stock	—	13,798	—	—	—	—	13,798
Option exercises	—	(4,023)	—	9,347	—	—	5,324
Restricted stock forfeitures (368,946 shares)	—	4,626	(306)	(4,320)	—	—	—
Cash dividend paid ($0.27 per common share)	—	—	(81,166)	—	—	—	(81,166)
ESOP shares allocated or committed to be released	—	2,496	—	—	2,247	—	4,743
Balance at September 30, 2018	$3,591	2,800,352	1,172,615	(818,209)	(82,011)	(41,117)	3,035,221
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$169,246	131,498
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	18,541	19,853
Amortization of premiums and accretion of discounts on securities, net	8,712	11,942
Amortization of premiums and accretion of fees and costs on loans, net	(5,297)	(3,248)
Amortization of other intangible assets	1,514	1,854
Provision for loan losses	8,500	11,750
Depreciation and amortization of office properties and equipment	13,613	12,670
Gain on securities, net	(1,198)	(1,275)
Mortgage loans originated for sale	(44,246)	(126,792)
Proceeds from mortgage loan sales	46,112	160,582
Gain on sales of mortgage loans, net	(951)	(2,467)
Gain on sale of other real estate owned	(350)	(871)
Income on bank owned life insurance	(4,425)	(2,826)
Increase in accrued interest receivable	(5,428)	(7,234)
Deferred tax benefit	(7,146)	(3,092)
Decrease in other assets	15,344	8,868
Increase in other liabilities	20,417	19,248
Total adjustments	63,712	98,962
Net cash provided by operating activities	232,958	230,460
Cash flows from investing activities:
Purchases of loans receivable	(363,339)	(345,715)
Net originations of loans receivable	(190,805)	(851,418)
Proceeds from disposition of loans held for investment	447	48,556
Gain on disposition of loans held for investment	(447)	(457)
Net proceeds from sale of other real estate owned	3,149	4,228
Proceeds from principal repayments/calls/maturities of debt securities available-for-sale	295,651	252,173
Proceeds from sales of debt securities available-for-sale	—	102,120
Proceeds from principal repayments/calls/maturities of debt securities held-to-maturity	233,202	246,373
Purchases of equity securities	(67)	—
Purchases of debt securities available-for-sale	(353,821)	(642,165)
Purchases of debt securities held-to-maturity	(46,805)	(227,029)
Proceeds from redemptions of Federal Home Loan Bank stock	194,201	175,279
Purchases of Federal Home Loan Bank stock	(205,060)	(170,215)
Purchases of office properties and equipment	(8,769)	(12,822)
Death benefit proceeds from bank owned life insurance	3,619	10,047
Purchases of bank owned life insurance	(125,000)	—
Proceeds from surrender of bank owned life insurance contract	71,029	—
Cash paid for acquisition	(340,183)	—
Net cash used in investing activities	(832,998)	(1,411,045)
Cash flows from financing activities:
Net increase in deposits	40,115	1,595,636
Funds borrowed under other repurchase agreements	120,000	—
Net increase (decrease) in borrowed funds	272,241	(61,382)
Net increase in advance payments by borrowers for taxes and insurance	26,730	19,654

Dividends paid	(81,166)	(74,058)
Exercise of stock options	5,324	7,721
Purchase of treasury stock	(191,003)	(57,842)
Net cash provided by financing activities	192,241	1,429,729
Net (decrease) increase in cash and cash equivalents	(407,799)	249,144
Cash and cash equivalents at beginning of period	618,394	164,178
Cash and cash equivalents at end of period	$210,595	413,322
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$4,938	3,230
Cash paid during the year for:
Interest	196,000	143,054
Income taxes	57,861	70,123
Acquisitions:
Non-cash assets acquired:
Loans	330,747	—
Goodwill and other intangible assets, net	4,975	—
Total non-cash assets acquired	335,722	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.     Stock Transactions
Stock Repurchase Programs
On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence its first repurchase program since completion of its second step conversion. On June 30, 2015, the Company’s second repurchase program began upon completion of the first program. On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 31,481,189 shares. The third program commenced immediately upon completion of the second program on June 17, 2016 and remains the Company’s current program as of September 30, 2018.
During the nine months ended September 30, 2018, the Company purchased 14,477,965 shares at a cost of $191.0 million, or approximately $13.19 per share. During the nine months ended September 30, 2018, shares repurchased included 392,843 shares withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.

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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$54,224	$45,845

Shares
Weighted-average common shares outstanding - basic	280,755,898	289,715,414
Effect of dilutive common stock equivalents (1)	417,023	1,174,893
Weighted-average common shares outstanding - diluted	281,172,921	290,890,307

Earnings per common share
Basic	$0.19	$0.16
Diluted	$0.19	$0.16
(1) For the three months ended September 30, 2018 and 2017, there were 10,059,247 and 10,952,744 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$169,246	$131,498

Shares
Weighted-average common shares outstanding - basic	284,289,363	290,670,601
Effect of dilutive common stock equivalents (1)	1,086,640	1,819,305
Weighted-average common shares outstanding - diluted	285,376,003	292,489,906

Earnings per common share
Basic	$0.60	$0.45
Diluted	$0.59	$0.45
(1) For the nine months ended September 30, 2018 and 2017, there were 9,796,551 and 11,041,315 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $5.9 million and $5.7 million as of September 30, 2018 and December 31, 2017, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income. The Company adopted FASB Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018 resulting in the cumulative-effect adjustment of $606,000 reflected in the consolidated statement of stockholders’ equity. The update supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income (loss).

The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Net gains recognized during the period on equity securities	$97	$104
Less: Net gains recognized during the period on equity securities sold	—	—
Unrealized gains recognized during the period on equity securities	$97	$104
Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated:

	At September 30, 2018
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$809,729	134	25,912	783,951
Federal National Mortgage Association	1,218,837	—	49,527	1,169,310
Government National Mortgage Association	33,256	—	1,980	31,276
Total debt securities available-for-sale	$2,061,822	134	77,419	1,984,537

	At September 30, 2018
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$41,254	—	41,254	—	2,151	39,103
Municipal bonds	28,757	—	28,757	962	—	29,719
Corporate and other debt securities	69,668	19,245	50,423	48,397	27	98,793
Total debt securities held-to-maturity	139,679	19,245	120,434	49,359	2,178	167,615
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	419,062	672	418,390	120	16,412	402,098
Federal National Mortgage Association	989,318	784	988,534	432	37,710	951,256
Government National Mortgage Association	84,051	—	84,051	—	3,213	80,838
Total mortgage-backed securities held-to-maturity	1,492,431	1,456	1,490,975	552	57,335	1,434,192
Total debt securities held-to-maturity	$1,632,110	20,701	1,611,409	49,911	59,513	1,601,807

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
At September 30, 2018, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligations. At September 30, 2018, the TruPS had a carrying value and estimated fair value of $45.4 million and $93.8 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at September 30, 2018 had a carrying value and estimated fair value of $43.4 million and $87.0 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $775.5 million and an estimated fair value of $741.3 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at September 30, 2018, by contractual maturity, are shown below.

	September 30, 2018
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$24,457	24,457
Due after one year through five years	—	—
Due after five years through ten years	50,554	49,339
Due after ten years	45,423	93,819
Total	$120,434	167,615

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$466,408	11,460	275,929	14,452	742,337	25,912
Federal National Mortgage Association	522,746	14,030	646,565	35,497	1,169,311	49,527
Government National Mortgage Association	—	—	31,276	1,980	31,276	1,980
Total debt securities available-for-sale	989,154	25,490	953,770	51,929	1,942,924	77,419
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	39,103	2,151	39,103	2,151
Corporate and other debt securities	4,973	27	—	—	4,973	27
Total debt securities held-to-maturity	4,973	27	39,103	2,151	44,076	2,178
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	202,875	7,079	197,409	9,333	400,284	16,412
Federal National Mortgage Association	430,968	12,211	502,096	25,499	933,064	37,710
Government National Mortgage Association	45,329	1,601	35,509	1,612	80,838	3,213
Total mortgage-backed securities held-to-maturity	679,172	20,891	735,014	36,444	1,414,186	57,335
Total debt securities held-to-maturity	684,145	20,918	774,117	38,595	1,458,262	59,513
Total	$1,673,299	46,408	1,727,887	90,524	3,401,186	136,932

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$365,078	3,115	220,744	6,085	585,822	9,200
Federal National Mortgage Association	684,327	6,276	447,310	13,103	1,131,637	19,379
Government National Mortgage Association	14,981	283	23,227	1,086	38,208	1,369
Total debt securities available-for-sale	1,064,386	9,674	691,281	20,274	1,755,667	29,948
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	42,596	685	—	—	42,596	685
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	290,340	2,946	111,849	2,493	402,189	5,439
Federal National Mortgage Association	369,484	2,380	430,955	9,900	800,439	12,280
Government National Mortgage Association	51,126	867	—	—	51,126	867
Total mortgage-backed securities held-to-maturity	710,950	6,193	542,804	12,393	1,253,754	18,586
Total debt securities held-to-maturity	753,546	6,878	542,804	12,393	1,296,350	19,271
Total	$1,817,932	16,552	1,234,085	32,667	3,052,017	49,219
At September 30, 2018, the majority of gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the increase in intermediate-term market interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled trust preferred securities. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At September 30, 2018 and 2017, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three and nine months ended September 30, 2018 and 2017. At September 30, 2018, non-credit related OTTI recorded on the previously impaired TruPS was $19.2 million ($13.8 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance of credit related OTTI, beginning of period	$83,923	87,921	85,768	95,743
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(923)	(1,077)	(2,768)	(5,088)
Reductions for securities sold or paid off during the period	—	—	—	(3,811)
Balance of credit related OTTI, end of period	$83,000	86,844	83,000	86,844

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three and nine months ended September 30, 2018, there were no sales of equity or debt securities; however, in the second quarter of 2018, the Company received proceeds of $1.5 million from the payoff of a TruP security which resulted in a gain of $1.1 million. In addition, in accordance with ASU 2016-01, the Company recognized unrealized gains on equity securities of $97,000 and $104,000 for the three and nine months ended September 30, 2018.
For the three months ended September 30, 2017, there were no sales of equity or debt securities. For the nine months ended September 30, 2017, the Company received proceeds of $102.1 million on pools of mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized gains of $1.3 million. There were no sales of equity or held-to-maturity debt securities for the nine months ended September 30, 2017; however, the Company received proceeds of $3.1 million from the liquidation of a TruP security in the first quarter of 2017. As a result, $1.9 million was recognized as interest income from securities in the Consolidated Statements of Income.

6.    Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Multi-family loans	$7,985,847	7,802,835
Commercial real estate loans	4,601,567	4,541,347
Commercial and industrial loans	2,198,905	1,625,375
Construction loans	234,078	416,883
Total commercial loans	15,020,397	14,386,440
Residential mortgage loans	5,264,682	5,025,266
Consumer and other loans	686,293	670,820
Total loans excluding PCI loans	20,971,372	20,082,526
PCI loans	4,704	8,322
Deferred fees, premiums and other, net (1)	(16,407)	(7,778)
Allowance for loan losses	(230,818)	(230,969)
Net loans	$20,728,851	19,852,101
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of the period	$230,838	230,028	230,969	228,373
Loans charged off	(6,014)	(3,022)	(20,157)	(14,519)
Recoveries	3,994	1,315	11,506	4,467
Net charge-offs	(2,020)	(1,707)	(8,651)	(10,052)
Provision for loan losses	2,000	1,750	8,500	11,750
Balance at end of the period	$230,818	230,071	230,818	230,071
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the nine months ended September 30, 2018 and 2017, the Company recorded charge-offs of $343,000 and $92,000, respectively, related to PCI loans acquired.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(454)	(7,155)	(6,127)	—	(4,624)	(1,797)	—	(20,157)
Recoveries	17	1,038	9,366	—	1,056	29	—	11,506
Provision	(9,293)	5,929	8,455	(2,555)	4,490	1,730	(256)	8,500
Ending balance-September 30, 2018	$71,739	55,949	66,257	9,054	22,757	3,061	2,001	230,818

Individually evaluated for impairment	$—	—	—	—	2,114	63	—	2,177
Collectively evaluated for impairment	71,739	55,949	66,257	9,054	20,643	2,998	2,001	228,641
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$71,739	55,949	66,257	9,054	22,757	3,061	2,001	230,818

Loans:
Individually evaluated for impairment	$2,334	8,671	18,310	—	27,148	431	—	56,894
Collectively evaluated for impairment	7,983,513	4,592,896	2,180,595	234,078	5,237,534	685,862	—	20,914,478
Loans acquired with deteriorated credit quality	—	3,785	—	—	758	161	—	4,704
Balance at September 30, 2018	$7,985,847	4,605,352	2,198,905	234,078	5,265,440	686,454	—	20,976,076

	December 31, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(6)	(8,072)	(5,656)	(100)	(4,875)	(500)	—	(19,209)
Recoveries	1,677	549	200	—	2,816	313	—	5,555
Provision	(15,763)	10,864	16,527	56	4,063	436	67	16,250
Ending balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Individually evaluated for impairment	$—	—	—	—	1,678	97	—	1,775
Collectively evaluated for impairment	81,469	56,137	54,563	11,609	20,157	3,002	2,257	229,194
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Loans:
Individually evaluated for impairment	$14,776	29,736	8,989	—	26,376	879	—	80,756
Collectively evaluated for impairment	7,788,059	4,511,611	1,616,386	416,883	4,998,890	669,941	—	20,001,770
Loans acquired with deteriorated credit quality	—	6,754	—	—	1,251	317	—	8,322
Balance at December 31, 2017	$7,802,835	4,548,101	1,625,375	416,883	5,026,517	671,137	—	20,090,848
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
The following tables present the risk category of loans as of September 30, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	September 30, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,689,777	913,620	193,314	189,136	—	—	7,985,847
Commercial real estate	3,773,219	535,106	117,806	175,436	—	—	4,601,567
Commercial and industrial	1,538,625	486,856	58,396	115,028	—	—	2,198,905
Construction	146,450	42,880	26,193	18,555	—	—	234,078
Total commercial loans	12,148,071	1,978,462	395,709	498,155	—	—	15,020,397
Residential mortgage	5,173,116	16,717	5,013	69,836	—	—	5,264,682
Consumer and other	677,006	4,853	464	3,970	—	—	686,293
Total	$17,998,193	2,000,032	401,186	571,961	—	—	20,971,372

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,791,999	702,384	154,125	154,327	—	—	7,802,835
Commercial real estate	3,751,790	528,179	105,089	156,289	—	—	4,541,347
Commercial and industrial	1,102,304	443,669	37,944	41,458	—	—	1,625,375
Construction	272,882	109,252	34,454	295	—	—	416,883
Total commercial loans	11,918,975	1,783,484	331,612	352,369	—	—	14,386,440
Residential mortgage	4,926,002	14,272	7,749	77,243	—	—	5,025,266
Consumer and other	657,515	6,270	521	6,514	—	—	670,820
Total	$17,502,492	1,804,026	339,882	436,126	—	—	20,082,526

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	September 30, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$12,346	36,670	2,334	51,350	7,934,497	7,985,847
Commercial real estate	15,646	4,378	8,005	28,029	4,573,538	4,601,567
Commercial and industrial	5,425	5,400	4,912	15,737	2,183,168	2,198,905
Construction	—	9,300	244	9,544	224,534	234,078
Total commercial loans	33,417	55,748	15,495	104,660	14,915,737	15,020,397
Residential mortgage	17,433	5,246	47,264	69,943	5,194,739	5,264,682
Consumer and other	4,853	464	3,560	8,877	677,416	686,293
Total	$55,703	61,458	66,319	183,480	20,787,892	20,971,372

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,263	7,652	203	15,118	7,787,717	7,802,835
Commercial real estate	19,355	778	11,519	31,652	4,509,695	4,541,347
Commercial and industrial	4,855	—	75	4,930	1,620,445	1,625,375
Construction	—	295	—	295	416,588	416,883
Total commercial loans	31,473	8,725	11,797	51,995	14,334,445	14,386,440
Residential mortgage	15,191	8,739	54,900	78,830	4,946,436	5,025,266
Consumer and other	6,357	521	5,755	12,633	658,187	670,820
Total	$53,021	17,985	72,452	143,458	19,939,068	20,082,526
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	September 30, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	3	$2,618	5	$14,978
Commercial real estate	39	15,522	37	34,043
Commercial and industrial	14	19,778	11	9,989
Construction	1	244	1	295
Total commercial loans	57	38,162	54	59,305
Residential mortgage and consumer	347	66,250	427	76,422
Total non-accrual loans	404	$104,412	481	$135,727

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2018 and December 31, 2017, these loans are comprised of the following:

	September 30, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	—	$—	1	$10
Commercial and industrial	2	10,543	—	—
Residential mortgage and consumer	26	4,199	24	4,103
Total TDR with payment status current classified as non-accrual	28	$14,742	25	$4,113
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	September 30, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$918
Commercial real estate	—	—	2	14,321
Commercial and industrial	1	477	—	—
Total commercial loans	1	477	3	15,239
Residential mortgage and consumer	5	948	13	1,995
Total TDR 30-89 days delinquent classified as non-accrual	6	$1,425	16	$17,234
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of September 30, 2018, PCI loans with a carrying value of $4.7 million included $4.2 million of which were current, $7,000 of which were 30-89 days delinquent and $453,000 of which were 90 days or more delinquent. As of December 31, 2017, PCI loans with a carrying value of $8.3 million included $7.1 million of which were current, $203,000 of which were 30-89 days delinquent and $1.0 million of which were 90 days or more delinquent.
At September 30, 2018 and December 31, 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $56.9 million and $80.8 million, respectively, with allocations of the allowance for loan losses of $2.2 million and $1.8 million for the periods ending September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018 and 2017, interest income received and recognized on these loans totaled $513,000 and $1.2 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$2,334	2,338	—	2,397	41
Commercial real estate	8,671	17,625	—	9,003	77
Commercial and industrial	18,310	24,851	—	18,363	118
Construction	—	—	—	—	—
Total commercial loans	29,315	44,814	—	29,763	236
Residential mortgage and consumer	11,483	15,441	—	11,958	71
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	16,096	16,750	2,177	15,423	206
Total:
Multi-family	2,334	2,338	—	2,397	41
Commercial real estate	8,671	17,625	—	9,003	77
Commercial and industrial	18,310	24,851	—	18,363	118
Construction	—	—	—	—	—
Total commercial loans	29,315	44,814	—	29,763	236
Residential mortgage and consumer	27,579	32,191	2,177	27,381	277
Total impaired loans	$56,894	77,005	2,177	57,144	513

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	12,357	16,236	—	12,100	430
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,898	15,461	1,775	14,767	386
Total:
Multi-family	14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	27,255	31,697	1,775	26,867	816
Total impaired loans	$80,756	95,812	1,775	79,887	1,497
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

The following tables present the total TDR loans at September 30, 2018 and December 31, 2017. There were five residential PCI loans that were classified as TDRs for the period ended September 30, 2018. There were four residential PCI loans that were classified as TDRs for the period ended December 31, 2017.

	September 30, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$898	1	$898
Commercial real estate	—	—	3	614	3	614
Commercial and industrial	1	570	4	14,528	5	15,098
Total commercial loans	1	570	8	16,040	9	16,610
Residential mortgage and consumer	58	12,653	69	14,927	127	27,580
Total	59	$13,223	77	$30,967	136	$44,190

	December 31, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$918	1	$918
Commercial real estate	—	—	4	14,489	4	14,489
Commercial and industrial	—	—	1	1,287	1	1,287
Total commercial loans	—	—	6	16,694	6	16,694
Residential mortgage and consumer	49	10,957	71	16,298	120	27,255
Total	49	$10,957	77	$32,992	126	$43,949

The following tables present information about TDRs that occurred during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Commercial and industrial	1	3,711	3,711	—	—	—
Residential mortgage and consumer	3	1,215	1,215	6	1,673	1,673

	Nine Months Ended September 30,
	2018			2017
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Commercial real estate	2	$788	$616	3	$20,225	$15,787
Commercial and industrial	4	13,682	13,682	—	—	—
Residential mortgage and consumer	15	2,715	2,715	23	4,924	4,824
Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependent TDRs during the three months ended September 30, 2018 and $214,000 in charge-offs for collateral dependent TDRs during the nine months ended September 30, 2018. There were no charge-offs for collateral dependent TDRs during the three months ended September 30, 2017 and $4.5 million in charge-offs for collateral dependent TDRs during the nine months ended September 30, 2017. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.2 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively.
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
The following tables present information about pre and post modification interest yield for TDRs which occurred during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Commercial and industrial	1	5.75%	5.75%	—	—%	—%
Residential mortgage and consumer	3	4.37%	4.45%	6	3.75%	2.98%

	Nine Months Ended September 30,
	2018			2017
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Commercial real estate	2	4.68%	4.68%	3	4.67%	4.67%
Commercial and industrial	4	5.94%	5.94%	—	—	—
Residential mortgage and consumer	15	4.60%	3.78%	23	4.15%	3.39%
Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2018 consisted of 9 residential loans, 2 commercial real estate loans and 1 multi-family loan with a recorded investment of $651,000, $568,000 and $898,000, respectively, at September 30, 2018. Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2017 consisted of 8 residential loans and 1 commercial real estate loan with a recorded investment of $1.0 million and $160,000, respectively, at September 30, 2017.
Non-Performing Loan Sales
For the nine months ended September 30, 2018, there were no sales of non-performing loans. For the nine months ended September 30, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans, resulting in no charge-off recorded through the allowance.

7.     Deposits
Deposits are summarized as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Non-interest bearing:
Checking accounts	$2,356,275	2,424,608
Interest bearing:
Checking accounts	4,636,971	4,909,054
Money market deposits	3,616,032	4,243,545
Savings	2,089,646	2,320,228
Certificates of deposit	4,698,888	3,460,262
Total deposits	$17,397,812	17,357,697

8.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Mortgage servicing rights	$11,932	13,228
Core deposit premiums	4,510	6,024
Other	776	842
Total other intangible assets	17,218	20,094
Goodwill	82,546	77,571
Goodwill and intangible assets	$99,764	97,665

For the period ending September 30, 2018, the increase in goodwill reflects the acquisition of the equipment finance portfolio.

The following table summarizes other intangible assets as of September 30, 2018 and December 31, 2017:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2018
Mortgage servicing rights	$18,949	(6,843)	(174)	11,932
Core deposit premiums	25,058	(20,548)	—	4,510
Other	1,150	(374)	—	776
Total other intangible assets	$45,157	(27,765)	(174)	17,218

December 31, 2017
Mortgage servicing rights	$20,236	(6,886)	(122)	13,228
Core deposit premiums	25,058	(19,034)	—	6,024
Other	1,150	(308)	—	842
Total other intangible assets	$46,444	(26,228)	(122)	20,094
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.65 billion and $1.77 billion at September 30, 2018 and December 31, 2017, respectively, all of which relate to residential mortgage loans. At September 30, 2018 and December 31, 2017, the servicing asset, included in other intangible assets, had an estimated fair value of $15.1 million and $15.0 million, respectively. At September 30, 2018, fair value was based on expected future cash flows considering a weighted average discount rate of 12.50%, a weighted average constant prepayment rate on mortgages of 8.52% and a weighted average life of 7.4 years. See Note 13 for additional details.
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
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determines the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2018 and September 30, 2017, the Company granted 71,982 and 430,000 shares of restricted stock awards under the 2015 Plan, respectively. During the first quarter of 2018, it was determined that the performance-based stock awards granted during 2015 were achieved at 70% of target based upon the performance criteria. This resulted in 70% of these performance-based stock awards being deemed earned and converted to time-based stock awards that vest over a service period and the balance being forfeited.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the nine months ended September 30, 2018 and September 30, 2017, the Company granted 50,000 and 83,800 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

	Nine Months Ended September 30,
	2018	2017
Weighted average expected life (in years)	6.50	6.50
Weighted average risk-free rate of return	2.80%	2.04%
Weighted average volatility	17.71%	24.73%
Dividend yield	2.78%	2.44%
Weighted average fair value of options granted	$1.94	$3.00
Total stock options granted	50,000	83,800
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

The following table presents the share based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock option expense	$1,326	1,469	4,226	4,373
Restricted stock expense	3,338	3,471	9,488	10,594
Total share based compensation expense	$4,664	4,940	13,714	14,967

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	11,469,417	$12.00	7.0	$21,587
Granted	50,000	12.95	9.8
Exercised	(772,898)	6.89	1.1
Forfeited	(184,875)	12.54
Expired	(98,925)	7.75
Outstanding at September 30, 2018	10,462,719	$12.41	6.7	$1,320
Exercisable at September 30, 2018	5,318,157	$12.29	6.6	$1,234
Expected future expense relating to the non-vested options outstanding as of September 30, 2018 is $16.6 million over a weighted average period of 3.06 years.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2018 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	4,940,335	$12.67
Granted	71,982	12.99
Vested	(1,154,624)	12.66
Forfeited	(368,946)	12.54
Outstanding and non vested at September 30, 2018	3,488,747	$12.70
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2018 is $38.7 million over a weighted average period of 3.34 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the Wage Replacement Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$—	371	—	1,114
Interest cost	355	379	1,064	1,135
Amortization of:
Net loss	126	115	379	344
Total net periodic benefit cost	$481	865	1,443	2,593
Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the nine months ended September 30, 2018.
The Company also maintains the Pentegra DB Plan. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date. The Company contributed $3.8 million during the nine months ended September 30, 2018 to meet the minimum required contribution. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2018.

11.    Derivatives and Hedging Activities
The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). As of September 30, 2018 and December 31, 2017, the Company had cash flow hedges with aggregate notional amounts of $1.40 billion and $900.0 million, respectively. In August 2018, the Company entered into an asset swap transaction where fixed rate loan payments were exchanged for variable rate payments. This transaction was executed in an effort to reduce the Company’s interest rate exposure to rising rates. As of September 30, 2018, the Company’s fair value hedges had an aggregate notional amount of $1.00 billion.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variability in cash flows associated with borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $8.7 million will be reclassified as a decrease to interest expense.

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments in cash flow and fair value hedges as well as their classification on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$—	Other liabilities	$404	Other liabilities	$613
Total derivatives designated as hedging instruments		$—		$—		$404		$613

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

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on Accumulated Other Comprehensive Income (Loss) as of September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Flow Hedges - Interest rate swaps	(In thousands)
Amount of gain (loss) recognized in other comprehensive income (loss)	$8,147	(201)	34,065	(5,472)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to interest expense	822	(1,147)	1,059	(3,233)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
	(In thousands)
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded	$759	—	(1,147)	—	996	—	(3,233)	—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,581)	—	—	—	(1,581)	—	—	—
Derivatives designated as hedging instruments	1,518	—	—	—	1,518	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income	822	—	(1,147)	—	1,059	—	(3,233)	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—	—	—

As of September 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In thousands)
Loans receivable, net (1)	1,003,419	—	(1,581)	—
(1) In August 2018, the Company entered into an asset swap transaction where fixed rate loan payments were exchanged for variable rate payments. This transaction was executed in an effort to reduce the Company’s interest rate exposure to rising rates. These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.29 billion; the cumulative basis adjustments associated with these hedging relationships was $1.6 million; and the amounts of the designated hedged items were $1.00 billion.

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 13, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
September 30, 2018
Liabilities:
Interest Rate Swaps	$404	—	404	—	—	404
Total	$404	—	404	—	—	404

December 31, 2017
Liabilities:
Interest Rate Swaps	$613	—	613	—	—	613
Total	$613	—	613	—	—	613

12.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended September 30,
	2018			2017
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$73,425	(19,201)	54,224	74,282	(28,437)	45,845
Other comprehensive (loss) income:
Change in funded status of retirement obligations	142	(40)	102	140	(58)	82
Unrealized (losses) gains on debt securities available-for-sale	(9,725)	2,415	(7,310)	869	(344)	525
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	208	(59)	149	305	(125)	180
Reclassification adjustment for security gains included in net income	—	—	—	—	—	—
Other-than-temporary impairment accretion on debt securities	300	(84)	216	315	(129)	186
Net gains on derivatives arising during the period	7,325	(2,059)	5,266	946	(386)	560
Total other comprehensive (loss) income	(1,750)	173	(1,577)	2,575	(1,042)	1,533
Total comprehensive income	$71,675	(19,028)	52,647	76,857	(29,479)	47,378

	Nine Months Ended September 30,
	2018			2017
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$227,629	(58,383)	169,246	211,654	(80,156)	131,498
Other comprehensive (loss) income:
Change in funded status of retirement obligations	428	(120)	308	422	(173)	249
Unrealized (losses) gains on debt securities available-for-sale	(48,419)	12,089	(36,330)	8,320	(3,115)	5,205
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	662	(187)	475	981	(401)	580
Reclassification adjustment for security gains included in net income	—	—	—	(1,275)	510	(765)
Other-than-temporary impairment accretion on debt securities	900	(253)	647	1,302	(532)	770
Net gains (losses) on derivatives arising during the period	33,006	(9,278)	23,728	(2,239)	915	(1,324)
Total other comprehensive (loss) income	(13,423)	2,251	(11,172)	7,511	(2,796)	4,715
Total comprehensive income	$214,206	(56,132)	158,074	219,165	(82,952)	136,213

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	308	475	(36,330)	647	23,728	(11,172)
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - September 30, 2018	$(5,332)	(1,045)	(58,120)	(13,835)	37,215	(41,117)

Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	249	580	4,440	770	(1,324)	4,715
Balance - September 30, 2017	$(4,646)	(1,408)	(7,831)	(12,100)	6,100	(19,885)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities transactions, net	$—	—	—	(1,275)
Change in funded status of retirement obligations
Amortization of net loss	129	120	388	359
Interest expense
Reclassification adjustment for unrealized (gains) losses on derivatives	(822)	1,147	(1,059)	3,233
Total before tax	(693)	1,267	(671)	2,317
Income tax benefit (expense)	181	(497)	172	(887)
Net of tax	$(512)	770	(499)	1,430

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
Our equity securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses recognized in the Consolidated Statements of Income. The fair values of equity securities are based on quoted market prices (Level 1). The Company adopted FASB ASU 2016-01 on January 1, 2018.
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

	Carrying Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,872	5,872	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	783,951	—	783,951	—
Federal National Mortgage Association	1,169,310	—	1,169,310	—
Government National Mortgage Association	31,276	—	31,276	—
Total debt securities available-for-sale	$1,984,537	—	1,984,537	—
Liabilities:
Derivative financial instruments	$404	—	404	—

	Carrying Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,701	5,701	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	640,242	—	640,242	—
Federal National Mortgage Association	1,303,576	—	1,303,576	—
Government National Mortgage Association	38,208	—	38,208	—
Total debt securities available-for-sale	$1,982,026	—	1,982,026	—
Liabilities:
Derivative financial instruments	$613	—	613	—
There have been no changes in the methodologies used at September 30, 2018 from December 31, 2017, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018.
There were no Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2018 and December 31, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At September 30, 2018, the fair value model used prepayment speeds ranging from 4.80% to 33.00% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. At December 31, 2017, the fair value model used prepayment speeds ranging from 5.56% to 23.22% and a discount rate of 13.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017. For the three months ended September 30, 2018 there was no change to the carrying value of MSR or loans held for sale. At December 31, 2017 there was no change to carrying value of MSR or loans held for sale measured at fair value on a non-recurring basis.

					Carrying Value at September 30, 2018
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0% - 83.0%	69.50%	$2,705	—	—	2,705
Other real estate owned	Market comparable	Lack of marketability	0.0% - 36.0%	31.75%	124	—	—	124
					$2,829	—	—	2,829

					Carrying Value at December 31, 2017
Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Total	Level 1	Level 2	Level 3
					(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0% - 45.0%	21.00%	$30,445	—	—	30,445
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	21.65%	263	—	—	263
					$30,708	—	—	30,708
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$210,595	210,595	210,595	—	—
Equity securities	5,872	5,872	5,872	—	—
Debt securities available-for-sale	1,984,537	1,984,537	—	1,984,537	—
Debt securities held-to-maturity	1,611,409	1,601,807	—	1,507,987	93,820
FHLB stock	242,403	242,403	242,403	—	—
Loans held for sale	4,270	4,270	—	4,270	—
Net loans	20,728,851	20,390,620	—	—	20,390,620
Financial liabilities:
Deposits, other than time deposits	$12,698,924	12,698,924	12,698,924	—	—
Time deposits	4,698,888	4,667,014	—	4,667,014	—
Borrowed funds	4,853,774	4,797,139	—	4,797,139	—
Derivative financial instruments	404	404	—	404	—

	December 31, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$618,394	618,394	618,394	—	—
Equity securities	5,701	5,701	5,701	—	—
Debt securities available-for-sale	1,982,026	1,982,026	—	1,982,026	—
Debt securities held-to-maturity	1,796,621	1,820,125	—	1,738,906	81,219
FHLB stock	231,544	231,544	231,544	—	—
Loans held for sale	5,185	5,185	—	5,185	—
Net loans	19,852,101	20,003,717	—	—	20,003,717
Financial liabilities:
Deposits, other than time deposits	$13,897,435	13,897,435	13,897,435	—	—
Time deposits	3,460,262	3,438,673	—	3,438,673	—
Borrowed funds	4,461,533	4,437,346	—	4,437,346	—
Derivative financial instruments	613	613	—	613	—
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
Revenue from contracts with customers included in fees and service charges was $3.4 million and $3.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $9.9 million and $9.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Revenue from contracts with customers included in other income was $1.9 million and $1.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $6.1 million and $3.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)”, which amends certain paragraphs in the ASC to give effect to announcements made by the SEC observer at two recent Emerging Issues Task Force meetings. SEC registrants are required to reasonably estimate the impact that adoption of the standards on revenue recognition, leases, and measurement of credit losses on financial instruments is expected to have on financial statements. If such estimate is indeterminate, registrants should consider providing additional qualitative disclosures to assess the effect on financial statements as a result of adopting of these new standards. There are no effective date or transition requirements for this standard.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15: “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles-Goodwill and Other-Internal-Use Software”. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect ASU No. 2018-15 to have a material impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14: “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. Among other changes, the ASU adds disclosure requirements to Topic 715-20 for the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments remove disclosure requirements for the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within that reporting period, with early adoption permitted. The update is to be applied on a retrospective basis. The Company will evaluate the effect of ASU 2018-14 on disclosures in the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation processes for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarify the purpose of the measurement uncertainty disclosure. The ASU adds disclosure requirements about the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted to any removed or modified disclosures and delay adoption of additional disclosures until the effective date. Changes should be applied retrospectively to all periods presented upon the effective date with the exception of the following, which should be applied prospectively: disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement. The adoption of ASU 2018-13 will not have a material impact on the Company’s Consolidated Financial Statements.
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
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 29 million shares. The new repurchase program will commence immediately upon completion of the third share repurchase program. In addition, the Company declared a cash dividend of $0.11 per share. The $0.11 dividend per share will be paid to stockholders on November 23, 2018, with a record date of November 9, 2018.

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
Derivative Financial Instruments. As part of our interest rate risk management, we may utilize, from time-to-time, derivative financial instruments which are recorded as either assets or liabilities in the Consolidated Balance Sheets at fair value. Changes in the fair value of a derivative are recorded each period in current period earnings or other comprehensive income, depending on the type of hedge transaction.
In order to qualify as an accounting hedge, a derivative must be designated as such at inception and meet certain criteria. At inception and on a recurring basis, we must assess whether the derivative used in the hedging transaction has been and is expected to be highly effective in reducing the risk associated with that item. If, based on the assessment, a derivative is not expected to be a highly effective hedge or has ceased to be a highly effective hedge, hedge accounting would be discontinued.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in Accumulated Other Comprehensive Income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For derivatives designated and that qualify as fair value hedges, the gains or losses on the derivatives that do not offset the gains or losses on the hedged item attributable to the hedged risk - i.e., ineffectiveness - are recognized currently in interest income. The gain or loss on the hedged item attributable to the hedged risk is adjusted to the carrying amount within the Consolidated Balance Sheets.
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
Our results of operations depend primarily on net interest income, which is directly impacted by the interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level and direction of interest rates, the shape of the market yield curve, the timing of the placement and the repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the rate of prepayments on our mortgage-related assets.
A flattening of the yield curve, caused primarily by rising short-term interest rates, combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment.  We continue to actively manage our interest rate risk against a backdrop of a relatively flat yield curve.  If short-term interest rates increase further, we may be subject to near-term net interest margin compression.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further. In August 2018, we entered into a $1.0 billion asset swap transaction where fixed rate loan payments were exchanged for variable rate payments. This transaction was executed in an effort to reduce the Company’s exposure to rising rates.
Our results of operations are also significantly affected by general economic conditions.  While the consumer continues to benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, while recently improving, may be negatively impacted by rising interest rates. In addition, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which reduced our federal tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017.  On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The new state legislation did not result in a material change to our net deferred tax asset or state tax expense for 2018. We continue to evaluate the effect of this new legislation on our future tax expense.
Total assets increased by $389.3 million, or 1.5%, to $25.52 billion at September 30, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $876.8 million, or 4.4%, to $20.73 billion at September 30, 2018 from $19.85 billion at December 31, 2017. Securities decreased by $182.5 million, or 4.8%, to $3.60 billion at September 30, 2018 from $3.78 billion at December 31, 2017 and cash and cash equivalents decreased by $407.8 million to $210.6 million at September 30, 2018 from $618.4 million at December 31, 2017. In February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our commercial and industrial loan portfolio. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentrations, and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 11.89% at September 30, 2018 from 12.44% at December 31, 2017. Since the commencement of our first stock repurchase plan in March 2015 through September 30, 2018, the Company has repurchased a total of 81.9 million shares at an average cost of $12.17 per share, totaling $996.4 million. For the nine months ended September 30, 2018, stockholders’ equity was impacted by the repurchase of 14.5 million shares of common stock for $191.0 million and cash dividends of $0.27 per share totaling $81.2 million. These reductions to stockholders’ equity were partially offset by net income of $169.2 million and $23.9 million of share-based plan activity. On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or approximately 29 million shares. The new repurchase program will commence immediately upon completion of the third share repurchase program.
We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people. We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add personnel as our Company grows and our business changes. In August 2016, we entered into an informal agreement with the Federal Deposit Insurance Corporation and New Jersey Department of Banking and Insurance with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Our BSA/AML team has worked diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company.
Comparison of Financial Condition at September 30, 2018 and December 31, 2017
Total Assets. Total assets increased by $389.3 million, or 1.5%, to $25.52 billion at September 30, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $876.8 million, or 4.4%, to $20.73 billion at September 30, 2018 from $19.85 billion at December 31, 2017. Total securities decreased by $182.5 million, or 4.8%, to $3.60 billion at September 30, 2018 from $3.78 billion at December 31, 2017 and cash and cash equivalents decreased by $407.8 million to $210.6 million at September 30, 2018 from $618.4 million at December 31, 2017.
Net Loans. Net loans increased by $876.8 million, or 4.4%, to $20.73 billion at September 30, 2018 from $19.85 billion at December 31, 2017. The detail of the loan portfolio (including PCI loans) is below:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,985,847	7,802,835
Commercial real estate loans	4,605,352	4,548,101
Commercial and industrial loans	2,198,905	1,625,375
Construction loans	234,078	416,883
Total commercial loans	15,024,182	14,393,194
Residential mortgage loans	5,265,440	5,026,517
Consumer and other	686,454	671,137
Total loans	20,976,076	20,090,848
Deferred fees, premiums and other, net	(16,407)	(7,778)
Allowance for loan losses	(230,818)	(230,969)
Net loans	$20,728,851	19,852,101
During the nine months ended September 30, 2018, we originated $1.18 billion in multi-family loans, $607.5 million in commercial and industrial loans, $456.6 million in residential loans, $397.4 million in commercial real estate loans, $83.2 million in construction loans and $80.8 million in consumer and other loans, which was partially offset by pay downs and payoffs of loans, resulting in net loans increasing $876.8 million. Our focus is to continue generating multi-family loans, commercial real estate loans and commercial and industrial loans, In February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our C&I loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. At September 30, 2018, interest-only residential and consumer loans represented less than 1% of the residential and consumer portfolio. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. As of September 30, 2018, these loans represented less than 10% of the total commercial loan portfolio. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the nine months ended September 30, 2018, we purchased loans totaling $333.7 million from these entities. In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $44.2 million during the nine months ended September 30, 2018.
    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	3	$2.6	9	$19.5	8	$20.2	5	$15.0	4	$14.2
Commercial real estate	39	15.5	36	16.7	38	19.7	37	34.0	31	35.3
Commercial and industrial	14	19.8	13	28.9	19	23.3	11	10.0	6	1.9
Construction	1	0.2	1	0.3	1	0.3	1	0.3	—	—
Total commercial loans	57	38.1	59	65.4	66	63.5	54	59.3	41	51.4
Residential and consumer	347	66.3	375	69.2	390	72.5	427	76.4	417	74.3
Total non-accrual loans	404	$104.4	434	$134.6	456	$136.0	481	$135.7	458	$125.7
Accruing troubled debt restructured loans	59	$13.2	56	$12.8	54	$12.4	49	$11.0	58	$13.4
Non-accrual loans to total loans		0.50%		0.65%		0.66%		0.68%		0.63%
Allowance for loan losses as a percent of non-accrual loans		221.06%		171.46%		169.97%		170.17%		183.09%
Allowance for loan losses as a percent of total loans		1.10%		1.11%		1.12%		1.15%		1.15%
Total non-accrual loans were $104.4 million at September 30, 2018 compared to $134.6 million at June 30, 2018 and $135.7 million at December 31, 2017. Included in non-accrual loans at September 30, 2018 were $10.3 million of loans that were classified as non-accrual which were performing in accordance with their contractual terms. Classified loans as a percent of total loans increased to 2.73% at September 30, 2018 from 2.17% at December 31, 2017. We continue to proactively and diligently work to resolve our troubled loans.
At September 30, 2018, there were $44.2 million of loans deemed as TDRs, of which $27.6 million were residential and consumer loans, $15.1 million were commercial and industrial loans, $898,000 were multi-family loans and $614,000 were commercial real estate loans. TDRs of $13.2 million were classified as accruing and $31.0 million were classified as non-accrual at September 30, 2018.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2018, the Company has deemed potential problem loans, excluding PCI loans, totaling $100.3 million, which is comprised of 21 multi-family loans totaling $49.0 million, 4 construction loans totaling $21.4 million, 12 commercial real estate loans totaling $19.5 million and 18 commercial and industrial loans totaling $10.3 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.50% at September 30, 2018 compared to 0.68% at December 31, 2017. The allowance for loan losses as a percentage of non-accrual loans was 221.06% at September 30, 2018 compared to 170.17% at December 31, 2017. At September 30, 2018, our allowance for loan losses as a percentage of total loans was 1.10% compared to 1.15% at December 31, 2017.
At September 30, 2018, loans meeting the Company’s definition of an impaired loan totaled $56.9 million, of which $16.1 million had a specific allowance for credit losses of $2.2 million and $40.8 million had no specific allowance for credit losses. At December 31, 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $80.8 million, of which $14.9 million had a related allowance for credit losses of $1.8 million and $65.9 million had no related allowance for credit losses.
The allowance for loan losses decreased slightly by $151,000 to $230.8 million at September 30, 2018 from $231.0 million at December 31, 2017. While our allowance for loan losses is impacted by the inherent credit risk and the growth and composition of our overall portfolio, during the year we have successfully resolved a number of credit issues which has resulted in a reduction in net charge-offs and improvement in our ratio of non-accrual loans to total loans. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at September 30, 2018 and December 31, 2017 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2018		December 31, 2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$71,739	38.1%	$81,469	38.9%
Commercial real estate loans	55,949	21.9%	56,137	22.6%
Commercial and industrial loans	66,257	10.5%	54,563	8.1%
Construction loans	9,054	1.1%	11,609	2.1%
Residential mortgage loans	22,757	25.1%	21,835	25.0%
Consumer and other loans	3,061	3.3%	3,099	3.3%
Unallocated	2,001	—	2,257	—
Total allowance	$230,818	100.0%	$230,969	100.0%
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
At September 30, 2018, our securities portfolio represented 14.1% of our total assets. Securities, in the aggregate, decreased by $182.5 million, or 4.8%, to $3.60 billion at September 30, 2018 from $3.78 billion at December 31, 2017. This decrease was a result of paydowns, partially offset by purchases.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $10.9 million, or 4.7%, to $242.4 million at September 30, 2018 from $231.5 million at December 31, 2017. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $210.4 million at September 30, 2018 and $155.6 million at December 31, 2017. During the nine months ended September 30, 2018, we purchased $125.0 million of bank owned life insurance and surrendered $71.1 million of an older policy. Other assets were $23.4 million at September 30, 2018 and $3.8 million at December 31, 2017.
Deposits.  At September 30, 2018, deposits totaled $17.40 billion, representing 77.4% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits increased by $40.1 million, or 0.2%, from $17.36 billion at December 31, 2017 to $17.40 billion at September 30, 2018 primarily driven by an increase in time deposits, partially offset by decreases in money market, checking and savings accounts. Checking accounts decreased $340.4 million to $6.99 billion at September 30, 2018 from $7.33 billion at December 31, 2017. Core deposits represented approximately 73% of our total deposit portfolio at September 30, 2018 compared to 80% of our total deposit portfolio at December 31, 2017.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	September 30, 2018		December 31, 2017
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,356,275	13.5%	$2,424,608	14.0%
Interest-bearing:
Checking accounts	4,636,971	26.7%	4,909,054	28.3%
Money market deposits	3,616,032	20.8%	4,243,545	24.4%
Savings	2,089,646	12.0%	2,320,228	13.4%
Certificates of deposit	4,698,888	27.0%	3,460,262	19.9%
Total Deposits	$17,397,812	100.0%	$17,357,697	100.0%
Borrowed Funds.  Our FHLB advance borrowings are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $392.2 million, or 8.8%, to $4.85 billion at September 30, 2018 from $4.46 billion at December 31, 2017 to help fund the growth of the loan portfolio.
Stockholders’ Equity. Stockholders’ equity decreased by $90.2 million to $3.04 billion at September 30, 2018 from $3.13 billion at December 31, 2017. The decrease was primarily attributed to the repurchase of 14.5 million shares of common stock for $191.0 million and cash dividends of $0.27 per share totaling $81.2 million during the nine months ended September 30, 2018. These reductions to stockholders’ equity were partially offset by net income of $169.2 million and share-based plan activity of $23.9 million for the nine months ended September 30, 2018.

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

	Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$227,346	$677	1.19%	$379,670	$875	0.92%
Equity securities	5,802	32	2.21%	5,592	30	2.15%
Debt securities available-for-sale	2,015,096	11,122	2.21%	1,896,034	9,644	2.03%
Debt securities held-to-maturity	1,638,722	11,383	2.78%	1,672,675	10,589	2.53%
Net loans	20,644,566	216,516	4.20%	19,633,388	201,069	4.10%
Stock in FHLB	246,037	4,296	6.98%	241,033	3,557	5.90%
Total interest-earning assets	24,777,569	244,026	3.94%	23,828,392	225,764	3.79%
Non-interest-earning assets	708,904			759,203
Total assets	$25,486,473			$24,587,595
Interest-bearing liabilities:
Savings deposits	$2,142,642	$3,462	0.65%	$2,076,769	$2,174	0.42%
Interest-bearing checking	4,449,767	15,736	1.41%	4,422,930	10,883	0.98%
Money market accounts	3,747,501	13,043	1.39%	4,320,547	9,478	0.88%
Certificates of deposit	4,562,549	19,682	1.73%	3,481,135	9,765	1.12%
Total interest-bearing deposits	14,902,459	51,923	1.39%	14,301,381	32,300	0.90%
Borrowed funds	4,897,119	25,177	2.06%	4,633,628	22,553	1.95%
Total interest-bearing liabilities	19,799,578	77,100	1.56%	18,935,009	54,853	1.16%
Non-interest-bearing liabilities	2,610,074			2,485,667
Total liabilities	22,409,652			21,420,676
Stockholders’ equity	3,076,821			3,166,919
Total liabilities and stockholders’ equity	$25,486,473			$24,587,595
Net interest income		$166,926			$170,911
Net interest rate spread(1)			2.38%			2.63%
Net interest-earning assets(2)	$4,977,991			$4,893,383
Net interest margin(3)			2.69%			2.87%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25			1.26

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$201,743	$1,541	1.02%	$229,729	$1,159	0.67%
Equity securities	5,740	100	2.32%	5,709	108	2.52%
Debt securities available-for-sale	2,008,724	32,803	2.18%	1,802,253	26,851	1.99%
Debt securities held-to-maturity	1,696,718	34,594	2.72%	1,689,790	33,605	2.65%
Net loans	20,337,264	633,029	4.15%	19,291,939	579,921	4.01%
Stock in FHLB	246,858	11,928	6.44%	247,228	9,722	5.24%
Total interest-earning assets	24,497,047	713,995	3.89%	23,266,648	651,366	3.73%
Non-interest-earning assets	716,163			758,616
Total assets	$25,213,210			$24,025,264
Interest-bearing liabilities:
Savings deposits	$2,206,307	$9,705	0.59%	$2,100,918	$6,053	0.38%
Interest-bearing checking	4,581,974	43,372	1.26%	4,265,758	25,712	0.80%
Money market accounts	3,897,632	32,832	1.12%	4,225,519	24,772	0.78%
Certificates of deposit	3,997,059	44,457	1.48%	3,086,739	23,283	1.01%
Total interest-bearing deposits	14,682,972	130,366	1.18%	13,678,934	79,820	0.78%
Borrowed funds	4,875,857	72,918	1.99%	4,744,701	66,460	1.87%
Total interest-bearing liabilities	19,558,829	203,284	1.39%	18,423,635	146,280	1.06%
Non-interest-bearing liabilities	2,551,722			2,436,893
Total liabilities	22,110,551			20,860,528
Stockholders’ equity	3,102,659			3,164,736
Total liabilities and stockholders’ equity	$25,213,210			$24,025,264
Net interest income		$510,711			$505,086
Net interest rate spread(1)			2.50%			2.67%
Net interest-earning assets(2)	$4,938,218			$4,843,013
Net interest margin(3)			2.78%			2.89%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25			1.26

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017
Net Income. Net income for the three months ended September 30, 2018 was $54.2 million compared to net income of $45.8 million for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $169.2 million compared to net income of $131.5 million for the nine months ended September 30, 2017.
Net Interest Income. Net interest income decreased by $4.0 million, or 2.3%, to $166.9 million for the three months ended September 30, 2018 from $170.9 million for the three months ended September 30, 2017. The net interest margin decreased 18 basis points to 2.69% for the three months ended September 30, 2018 from 2.87% for the three months ended September 30, 2017.
Net interest income increased by $5.6 million, or 1.1%, to $510.7 million for the nine months ended September 30, 2018 from $505.1 million for the nine months ended September 30, 2017. The net interest margin decreased 11 basis points to 2.78% for the nine months ended September 30, 2018 from 2.89% for the nine months ended September 30, 2017.
Total interest and dividend income increased by $18.3 million, or 8.1%, to $244.0 million for the three months ended September 30, 2018. Interest income on loans increased by $15.4 million, or 7.7%, to $216.5 million for the three months ended September 30, 2018 as a result of a $1.01 billion increase in the average balance of net loans to $20.64 billion, primarily attributed to organic loan growth and the acquired equipment finance portfolio, offset by paydowns and payoffs. The weighted average yield on net loans increased 10 basis points to 4.20%. Prepayment penalties, which are included in interest income, totaled $4.6 million for the three months ended September 30, 2018 compared to $5.4 million for the three months ended September 30, 2017. Interest income on all other interest-earning assets, excluding loans, increased by $2.8 million, or 11.4%, to $27.5 million for the three months ended September 30, 2018 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 31 basis points to 2.66%. The average balance of all other interest-earning assets, excluding loans, decreased $62.0 million to $4.13 billion for the three months ended September 30, 2018.
Total interest and dividend income increased by $62.6 million, or 9.6%, to $714.0 million for the nine months ended September 30, 2018. Interest income on loans increased by $53.1 million, or 9.2%, to $633.0 million for the nine months ended September 30, 2018 as a result of a $1.05 billion increase in the average balance of net loans to $20.34 billion, primarily attributed to organic loan growth and the acquired equipment finance portfolio, offset by paydowns and payoffs. The weighted average yield on net loans increased 14 basis points to 4.15%. Prepayment penalties, which are included in interest income, totaled $15.4 million for the nine months ended September 30, 2018 compared to $11.6 million for the nine months ended September 30, 2017. Interest income on all other interest-earning assets, excluding loans, increased by $9.5 million, or 13.3%, to $81.0 million for the nine months ended September 30, 2018, attributed to the weighted average yield on interest-earning assets, excluding loans, which increased 20 basis points to 2.60%. In addition, there was a $185.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $4.16 billion for the nine months ended September 30, 2018.
Total interest expense increased by $22.2 million, or 40.6%, to $77.1 million for the three months ended September 30, 2018. Interest expense on interest-bearing deposits increased $19.6 million, or 60.8%, to $51.9 million for the three months ended September 30, 2018. The weighted average cost of interest-bearing deposits increased 49 basis points to 1.39% for the three months ended September 30, 2018. In addition, the average balance of total interest-bearing deposits increased $601.1 million, or 4.2%, to $14.90 billion for the three months ended September 30, 2018. Interest expense on borrowed funds increased by $2.6 million, or 11.6%, to $25.2 million for the three months ended September 30, 2018. The average balance of borrowed funds increased $263.5 million, or 5.7%, to $4.90 billion for the three months ended September 30, 2018. In addition, the weighted average cost of borrowings increased 11 basis points to 2.06% for the three months ended September 30, 2018.
Total interest expense increased by $57.0 million, or 39.0%, to $203.3 million for the nine months ended September 30, 2018. Interest expense on interest-bearing deposits increased $50.5 million, or 63.3%, to $130.4 million for the nine months ended September 30, 2018. The weighted average cost of interest-bearing deposits increased 40 basis points to 1.18% for the nine months ended September 30, 2018. In addition, the average balance of total interest-bearing deposits increased $1.00 billion, or 7.3%, to $14.68 billion for the nine months ended September 30, 2018. Interest expense on borrowed funds increased $6.5 million, or 9.7%, to $72.9 million for the nine months ended September 30, 2018. The weighted average cost of borrowings increased 12 basis points to 1.99% for the nine months ended September 30, 2018. In addition, the average balance of borrowed funds increased $131.2 million, or 2.8%, to $4.88 billion for the nine months ended September 30, 2018.
Provision for Loan Losses. Our provision is primarily a result of the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. For the three months ended September 30, 2018, our provision for loan losses was $2.0 million, compared to $1.8 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, net charge-offs were $2.0 million, compared to $1.7 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, our provision for loan losses was $8.5 million, compared to $11.8 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net charge-offs were $8.7 million, compared to $10.1 million for the nine months ended September 30, 2017.
Non-Interest Income. Total non-interest income increased $1.9 million, or 22.5%, to $10.3 million for the three months ended September 30, 2018. Other income attributed to non-depository investment products increased $1.4 million for the three months ended September 30, 2018.
Total non-interest income increased $3.5 million, or 12.6%, to $30.9 million for the nine months ended September 30, 2018. Other income attributed to non-depository investment products increased $2.8 million, income on bank owned life insurance increased $1.6 million and fees and service charges increased $1.2 million for the nine months ended September 30, 2018. These increases were partially offset by gain on loans, net, which decreased $1.5 million.
Non-Interest Expenses. Total non-interest expenses were $101.8 million for the three months ended September 30, 2018, a decrease of $1.5 million, or 1.4%, compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, professional fees decreased $4.6 million largely due to lower consulting fees associated with risk management and compliance efforts. Partially offsetting this decrease, compensation and fringe benefits increased $2.2 million as a result of additions to our staff to support the growth and build out of our risk management and operating infrastructure, as well as normal merit and benefit increases.
Total non-interest expenses were $305.5 million for the nine months ended September 30, 2018, a decrease of $3.6 million, or 1.2%, compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, professional fees decreased $18.4 million largely due to lower consulting fees associated with risk management and compliance efforts. Partially offsetting this decrease, compensation and fringe benefits increased $10.9 million as a result of additions to our staff to support the growth and build out of our risk management and operating infrastructure, as well as normal merit and benefit increases. Data processing and communication expense increased $2.8 million and office occupancy and equipment expense increased $2.7 million.
Income Taxes. Income tax expense for the third quarter of 2018 was $19.2 million compared to $28.4 million for the third quarter 2017.  The effective tax rate was 26.2% for the three months ended September 30, 2018 and 38.3% for the three months ended September 30, 2017. The decrease in effective tax rate is primarily driven by the enactment of the Tax Act.
Income tax expense for the nine months ended September 30, 2018 was $58.4 million compared to $80.2 million for the nine months ended September 30, 2017.  The effective tax rate was 25.6% for the nine months ended September 30, 2018 and 37.9% for the nine months ended September 30, 2017. The decrease in effective tax rate is primarily driven by the enactment of the Tax Act. Additionally, income tax expense includes the excess tax benefits related to our stock plans of $1.1 million for the nine months ended September 30, 2018 and $1.6 million for the nine months ended September 30, 2017.
On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The new legislation did not result in a material change to our net deferred tax asset or state tax expense for the three or nine months ended September 30, 2018. We continue to evaluate the effect of this new legislation on our future tax expense.
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
At September 30, 2018, the Company had $123.0 million of overnight borrowings outstanding. The Company had no overnight borrowings outstanding at December 31, 2017. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $4.85 billion at September 30, 2018, an increase of $392.2 million from $4.46 billion at December 31, 2017.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2018, outstanding commitments to originate loans totaled $706.9 million; outstanding unused lines of credit totaled $1.47 billion; standby letters of credit totaled $31.9 million and outstanding commitments to sell loans totaled $10.5 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.73 billion at September 30, 2018. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer was phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017 and further increased to 1.875% on January 1, 2018. The Conservation Buffer will increase to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of September 30, 2018 the Company and the Bank met the currently applicable Conservation Buffer of 1.875%.
As of September 30, 2018, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of September 30, 2018 (1)
	Actual		Minimum Capital Requirement		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,676,103	10.51%	$1,018,264	4.000%	$1,272,830	5.00%
Common Equity Tier 1 Risk-Based Capital	2,676,103	13.60%	1,254,843	6.375%	1,279,448	6.50%
Tier 1 Risk Based Capital	2,676,103	13.60%	1,550,100	7.875%	1,574,705	8.00%
Total Risk-Based Capital	2,907,897	14.77%	1,943,777	9.875%	1,968,381	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,985,723	11.72%	$1,018,894	4.000%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,985,723	15.15%	1,256,197	6.375%	n/a	n/a
Tier 1 Risk Based Capital	2,985,723	15.15%	1,551,772	7.875%	n/a	n/a
Total Risk-Based Capital	3,217,516	16.33%	1,945,873	9.875%	n/a	n/a

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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2018:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$4,853,774	898,184	1,275,000	850,000	1,830,590
Commitments to originate and purchase loans	$706,852	706,852	—	—	—
Commitments to sell loans	$10,500	10,500	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $5.0 million of the borrowings are callable at the option of the lender. Additionally, at September 30, 2018, the Company’s commitments to fund unused lines of credit totaled $1.47 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include capitalized and operating lease obligations. These contractual obligations as of September 30, 2018 have not changed significantly from December 31, 2017.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three and nine months ended September 30, 2018, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) in an effort to reduce the Company’s exposure to rising interest rates associated with its loans receivable. These derivatives had an aggregate notional amount of $2.40 billion as of September 30, 2018. The fair value of the derivatives as of September 30, 2018 was a liability of $404,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2017 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Qualitative Analysis. We believe one significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the cash flow or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., loan commitments); the effect of loan prepayments, deposit activity; the difference in the behavior of lending and funding rates arising from the use of different indices; and “yield curve risk” arising from changing interest rate relationships across the term structure of interest rates. Changes in market interest rates can affect net interest income by influencing the amount and rate of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and the mix and flow of deposits.

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
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged instruments can be either assets or liabilities. As of September 30, 2018 and December 31, 2017, the Company has cash flow and fair value hedges with aggregate notional amounts of $2.40 billion and $900.0 million, respectively.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. At September 30, 2018, 25.1% of our total loan portfolio was comprised of residential mortgages, of which approximately 32.2% was in variable rate products, while 67.8% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
We use an internally managed and implemented industry standard asset/liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.
Our net interest income sensitivity analysis determines the relative balance between the repricing of assets and liabilities over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates, reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the rate forecasts and assumptions used in the analysis may not reflect actual experience. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediate rate shock interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates, reinvestment rates and deposit decay rates.
Quantitative Analysis. The table below sets forth, as of September 30, 2018, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,831,129	(503,067)	(11.6)%	$602,522	(32,376)	(5.1)%
0bp	$4,334,196	—	—	$634,898	—	—
-100bp	$4,576,255	242,059	5.6%	$652,555	17,657	2.8%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at September 30, 2018, in the event of a 200 basis points increase in interest rates, we would be expected to experience an 11.6% decrease in EVE and a $32.4 million, or 5.1%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.6% increase in EVE and a $17.7 million, or 2.8%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2018 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
July 1, 2018 through July 31, 2018	750,000	$12.91	750,000	9,418,872
August 1, 2018 through August 31, 2018	3,350,651	12.79	3,350,000	6,068,872
September 1, 2018 through September 30, 2018	2,791,078	12.70	2,788,818	3,280,054
Total	6,891,729	$12.77	6,888,818	3,280,054

(1) On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 31,481,189 million shares. The plan commenced upon the completion of the second repurchase plan on June 17, 2016. This program has no expiration date and has 3,280,054 shares yet to be repurchased as of September 30, 2018.
(2) 2,911 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date: November 9, 2018	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)