Form 10-K
period 2018-12-31
Investors Bancorp, Inc.
filed 2019-03-01
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 22, 2019, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 282,238,440 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2018, as reported by the NASDAQ Global Select Market, was approximately $3.53 billion.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2019 Annual Meeting of Stockholders of the registrant (Part III).

INVESTORS BANCORP, INC.
2018 ANNUAL REPORT ON FORM 10-K

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
As used in this Form 10-K, “we,” “us” and “our” refer to Investors Bancorp, Inc. and its consolidated subsidiary, Investors Bank. Investors Bancorp, Inc.’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.investorsbank.com, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company’s SEC filings are also available through the SEC’s website at www.sec.gov.
PART I

ITEM 1.	BUSINESS
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation which became the holding company for Investors Bank (“the Bank”) in May 2014, upon the completion of the mutual-to-stock conversion of Investors Bancorp, MHC. Prior to the 2014 conversion, Investors Bancorp, MHC held 55% of Investors Bancorp’s outstanding common stock in connection with its initial public offering in October 2005, which raised net proceeds of $509.7 million. The second step conversion was completed on May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock and a $10.0 million cash contribution to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. At December 31, 2018, the Company had 359,070,852 common stock issued and 286,273,114 outstanding.
The Company is subject to regulation as a bank holding company by the Federal Reserve Board. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company employs as officers only certain persons who are also officers of the Bank and uses the support staff of the Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.
The Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, it has grown through acquisitions and internal growth, including de novo branching. In 1992, the charter was converted to a mutual savings bank and in 1997 the charter was converted to a New Jersey-chartered stock savings bank.
The Bank is in the business of attracting deposits from the public through its branch network and by a secure online channel and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, commercial and industrial (“C&I”) loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 14.0% of consolidated assets at December 31, 2018. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”).
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

Opportunities through Our Attractive Markets
The markets in which we operate are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. We have expanded our franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. Additionally, we have strengthened our presence in our historic markets throughout New Jersey. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, the Bank is the largest bank headquartered in the state of New Jersey as measured by New Jersey deposits as of June 30, 2018. The markets in which we operate are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions as well as smaller, local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area. We continue to examine our branch network to optimize our market presence, which may include branch rationalization plans.
Many of the counties we serve are projected to experience moderate to strong household income growth through 2024. Though slower population growth is projected for many of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market and nearly all have median household incomes greater than the national median.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions and insurance companies. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2018, the latest date for which statistics are available, our market share of deposits was ranked in the top 10 of total deposits in the State of New Jersey and in the top 20 within the New York metropolitan area for all institutions.

Growing and Diversifying the Loan Portfolio
Our business plan has been, and will continue to be, to grow and diversify our loan portfolio. We have accomplished the majority of this growth by focusing on originating multi-family and commercial real estate loans in our market area through our New York City and New Jersey loan production offices. For the year ended December 31, 2018, we originated $1.58 billion in multi-family loans and $801.8 million in commercial real estate loans. We are focusing on growing our commercial loan portfolio because it helps to diversify the loan portfolio and reduces our interest rate exposure to mortgage-backed securities and one- to four-family mortgages.
To further diversify our loan portfolio we have increased C&I lending by building relationships with small to medium sized companies in our market area. We have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry. For the year ended December 31, 2018, we originated $957.7 million in C&I loans. A significant portion of our C&I loans are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. We have diversified our loan portfolio, as evidenced by the fact that commercial loans (including commercial real estate, multi-family, C&I and construction loans) represent approximately 72% of our loan portfolio at December 31, 2018 as compared to December 31, 2014, when commercial loans were approximately 59% of total loans. Growing and diversifying our loan portfolio will continue to be a major focus of our business strategy going forward, however, we are mindful of concentrations as it pertains to capital.

Deposit Strategy
We are focused on generating core deposits (savings, checking and money market accounts). As of December 31, 2018, we had core deposits of $13.01 billion, representing approximately 74% of total deposits, compared to December 31, 2014 when core deposits were $9.60 billion, representing 79% of total deposits. Although recent increases in interest rates has resulted in consumer preference for and growth in time deposits, we continue to focus on the growth of core deposits as they are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates. Over the same time, the percent of non-interest bearing deposits to total deposits has grown from 10% to 14%. Despite intense competition for deposits, we will continue to pursue a relationship-based approach to solving our client’s financial needs and continue to invest in branch staff training, product development, de novo branch growth based on existing market presence, as well as commercial deposit gathering efforts. Over the past few years we have developed a suite of commercial deposit and cash management products, designed to appeal to small and mid-sized businesses and non-profit organizations including electronic deposit services such as remote deposit capture. Mobile and online banking services have also been developed to serve our customers’ needs and adapt to a changing environment. We will continue to enhance our digital capabilities as a way to stay connected to our customers.
Our deposit business has become more commercial oriented over the past few years as we attract more deposits from commercial entities, including most of the businesses that borrow from us. The Bank has become one of the largest depositories for government and municipal deposits in New Jersey, which provides us with an additional funding source. Our branch network, concentrated in markets with attractive demographics and a high density population, will continue to provide us with opportunities to grow and improve our deposit base.

Acquisitions
A significant portion of our historic growth can be attributed to our acquisition strategy. Through 2014 we completed eight bank or branch acquisitions. Our acquisition of Gateway Community Financial Corp was completed in January 2014, with $254.7 million of deposits and 4 branches in Gloucester County, NJ and our acquisition of Roma Financial Corporation was completed in December 2013, with $1.34 billion of deposits and 26 branches in the Philadelphia suburbs of New Jersey. Although management evaluates a number of factors when considering an acquisition, we have maintained a fundamental focus on preserving tangible book value per share. Acquisitions have provided us with the opportunity to grow our business, expand our geographic footprint and improve our financial performance. We intend to continue to evaluate potential acquisition opportunities that may present themselves in the future while maintaining the financial and pricing discipline that we have adhered to in the past.
On February 2, 2018, the Company completed the acquisition of a $345.8 million equipment finance portfolio. The acquisition included a seven-person team of financing professionals to lead the Company’s Equipment Finance Group, which is a part of the Company’s business lending group and is classified within our C&I loan portfolio.

Capital Management
Capital management is a key component of our business strategy. We raised net proceeds of $2.15 billion in equity in May 2014 upon the completion of the second step mutual conversion. As of December 31, 2018, our tangible equity to asset ratio was 11.12%. Since our second step, we have managed our capital through a combination of organic growth, stock repurchases and dividends. In March 2015 we received approval from the Board of Governors of the Federal Reserve System to commence a 5% buyback program and announced our first share repurchase program. Subsequently we announced three additional repurchase programs each authorizing a 10% buyback program. Since receiving approval in March 2015 we have repurchased 87.8 million shares totaling $1.06 billion at an average price of $12.12.
Beginning in September of 2012, we began to pay a quarterly cash dividend of $0.02 per share. Since then our quarterly dividend has increased to $0.11 per share. For the year ended December 31, 2018 our dividend payout ratio per share was approximately 53% which included a 22% dividend increase in the fourth quarter of 2018 to $0.11 per share.

Involvement in Our Communities
The Bank proudly promotes a higher quality of life in the communities it serves in New Jersey and New York through employee volunteer efforts and our Charitable Foundations. Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Investors Charitable Foundation, established in 2005, and the Roma Charitable Foundation, which we acquired in December 2013, the Bank has contributed or committed $33.9 million in donations to enrich the lives of New Jersey and New York citizens by supporting initiatives in the arts, education, youth development, affordable housing, and health and human services.
Community involvement is one of the principal values of the Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at the Bank that promotes high employee morale while enhancing the presence of the Bank in our local markets. We continue to look for opportunities to help the communities we serve and in 2018 participated in the State of New Jersey’s Neighborhood Revitalization Tax Credit Program with a $1.3 million charitable contribution.
Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, construction loans, C&I loans, residential mortgage loans and consumer and other loans. At December 31, 2018, multi-family loans totaled $8.17 billion, or 37.8% of our total loan portfolio, commercial real estate loans totaled $4.79 billion, or 22.1% of our total loan portfolio, C&I loans totaled $2.39 billion, or 11.1% of our total loan portfolio, and construction loans totaled $227.0 million, or 1.1% of our total loan portfolio. Residential mortgage loans represented $5.35 billion, or 24.8% of our total loans at December 31, 2018. We also offer consumer loans, which consist primarily of home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. At December 31, 2018, consumer and other loans totaled $707.9 million, or 3.3% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan. Commercial loans are comprised of multi-family loans, commercial real estate loans, C&I loans and construction loans. Our primary focus over recent years has been on the origination of commercial loans.

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands )
Commercial loans:
Multi-family loans	$8,165,187	37.75%	$7,802,835	38.84%	$7,459,131	39.65%	$6,255,904	37.04%	$5,049,114	33.44%
Commercial real estate loans	4,786,825	22.13	4,548,101	22.64	4,452,300	23.67	3,829,099	22.67	3,147,153	20.84
Commercial and industrial loans	2,389,756	11.05	1,625,375	8.09	1,275,283	6.78	1,044,385	6.18	544,458	3.61
Construction loans	227,015	1.05	416,883	2.07	314,843	1.67	225,843	1.34	148,396	0.98
Total commercial loans	15,568,783	71.98	14,393,194	71.64	13,501,557	71.77	11,355,231	67.23	8,889,121	58.87
Residential mortgage loans	5,351,115	24.75	5,026,517	25.02	4,711,880	25.05	5,039,543	29.83	5,769,477	38.21
Consumer and other loans:
Home equity loans	114,207	0.53	137,964	0.69	161,356	0.86	201,063	1.19	222,871	1.48
Home equity credit lines	246,198	1.14	251,654	1.25	240,518	1.28	220,357	1.30	200,066	1.32
Other	347,461	1.60	281,519	1.40	195,391	1.04	75,136	0.45	18,017	0.12
Total consumer and other loans	707,866	3.27	671,137	3.34	597,265	3.18	496,556	2.94	440,954	2.92
Total loans	$21,627,764	100.00%	$20,090,848	100.00%	$18,810,702	100.00%	$16,891,330	100.00%	$15,099,552	100.00%
Deferred fees, premiums and other, net (1)	(13,811)		(7,778)		(12,474)		(11,692)		(11,698)
Allowance for loan losses	(235,817)		(230,969)		(228,373)		(218,505)		(200,284)
Net loans	$21,378,136		$19,852,101		$18,569,855		$16,661,133		$14,887,570
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio based on contractual maturity or next repricing date, including PCI loans at December 31, 2018. Overdraft loans are reported as being due in one year or less.

	At December 31, 2018
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$423,892	$384,573	$509,788	$157,596	$285,638	$132,371	$1,893,858
After one year:
One to three years	2,014,655	964,314	377,285	69,419	331,900	198,013	3,955,586
Three to five years	2,856,370	1,674,960	429,232	—	325,979	98,204	5,384,745
Five to ten years	2,480,563	1,359,820	753,424	—	1,102,536	56,116	5,752,459
Ten to twenty years	389,707	403,158	281,877	—	750,568	57,925	1,883,235
Over twenty years	—	—	38,150	—	2,554,494	165,237	2,757,881
Total due after one year	7,741,295	4,402,252	1,879,968	69,419	5,065,477	575,495	19,733,906
Total loans	$8,165,187	$4,786,825	$2,389,756	$227,015	$5,351,115	$707,866	$21,627,764
Deferred fees, premiums and other, net							(13,811)
Allowance for loan losses							(235,817)
Net loans							$21,378,136

The following table sets forth fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$2,614,380	$5,126,915	$7,741,295
Commercial real estate loans	1,391,663	3,010,589	4,402,252
Commercial and industrial loans	1,390,009	489,959	1,879,968
Construction loans	69,419	—	69,419
Total commercial loans	5,465,471	8,627,463	14,092,934
Residential mortgage loans	3,667,384	1,398,093	5,065,477
Consumer and other loans:
Home equity loans	112,597	—	112,597
Home equity credit lines	—	190,435	190,435
Other	576	271,887	272,463
Total consumer and other loans	113,173	462,322	575,495
Total loans	$9,246,028	$10,487,878	$19,733,906
Multi-family Loans. At December 31, 2018, $8.17 billion, or 37.8%, of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.
Commercial Real Estate Loans. At December 31, 2018, $4.79 billion, or 22.1%, of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans in New Jersey, New York and surrounding states, which are secured by industrial properties, retail buildings, office buildings and other commercial properties. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.

Commercial and Industrial Loans. At December 31, 2018, $2.39 billion, or 11.1%, of our total loan portfolio were classified as C&I loans. We offer a wide range of credit facilities to C&I clients throughout our geographic footprint. Our credit offerings are lines of credit, fixed-rate and adjustable-rate term loans and letters of credit. A significant portion of our C&I loans are secured by commercial real estate and are primarily properties and businesses located in New Jersey and New York. Other collateral for these types of loans can be comprised of real estate, equipment and/or a lien on the general assets, including inventory and receivables of the underlying business, and in many cases are further supported by a personal guarantee of the owner. As the Company and our footprint have grown, we have broadened our product offerings to create certain C&I lending subspecialties, including expanded lending to the healthcare industry. Included in the Company’s C&I loans were $107.0 million of loans to cooperative housing corporations and groups (“Co-Op loans”). In February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our C&I portfolio and are primarily secured by critical use assets. In connection with the acquisition, we launched an Equipment Finance Group within our C&I team.
Construction Loans.  At December 31, 2018, we held $227.0 million in construction loans representing 1.1% of our total loan portfolio. We offer loans directly to owners and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to have a three-year term and are made in amounts of up to 70% of the appraised value of the completed property, or a maximum up to the cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for units to be sold require a pre-sale contract or we will limit the amount of speculative building without a sales contract.
Residential Mortgage Loans. At December 31, 2018, $5.35 billion, or 24.8%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage brokers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases, we acquire the loans with servicing rights.
We offer various loan programs to provide financing for low-and moderate-income home buyers, some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met.
Consumer and Other Loans. At December 31, 2018, consumer and other loans totaled $707.9 million, or 3.3% of our total loan portfolio. We offer consumer loans, most of which consist of home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. Home equity loans are offered with fixed rates of interest, with terms generally up to 20 years and to a maximum of $750,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate.
At December 31, 2018, cash surrender value loans totaled $344.6 million, or 49% of consumer and other loans. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier.
Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$1,583,196	$1,164,910	$2,162,447
Commercial real estate loans	801,784	705,107	1,078,601
Commercial and industrial loans	957,722	663,433	608,899
Construction loans	104,530	414,183	451,505
Total commercial loans	3,447,232	2,947,633	4,301,452
Residential mortgage loans	593,642	516,532	523,342
Consumer and other loans:
Home equity loans	9,993	16,781	14,614
Home equity credit lines	31,184	36,505	145,147
Other	69,277	79,717	100,262
Total consumer and other loans	110,454	133,003	260,023
Total loan originations	4,151,328	3,597,168	5,084,817
Loan purchases:
Commercial loans:
Commercial and industrial loans	66,072	—	—
Total commercial loans	66,072	—	—
Residential mortgage loans	447,968	540,898	141,562
Total loan purchases	514,040	540,898	141,562
Loans sold	—	(48,099)	(9,752)
Principal repayments	(3,472,097)	(2,809,630)	(3,302,545)
Other items, net (1)	2,017	1,909	(5,360)
Net loans acquired in acquisition	330,747	—	—
Net increase in loan portfolio	$1,526,035	$1,282,246	$1,908,722

(1) Other items include charge-offs and recoveries, loan loss provisions, loans transferred to other real estate owned, amortization and accretion of deferred fees and costs, discounts and premiums, purchase accounting adjustments, and an adjustment to the carrying amount of the residential loans hedged.
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
Loans to One Borrower. The Bank’s regulatory limit on total loans to any one borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2018, the regulatory lending limit was $434.5 million. The Bank’s internal policy limit is $150.0 million, with exceptions to this policy communicated to the Board of Directors. The Bank reviews these group exposures on a regular basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2018, there were two relationships with an individual borrower and its related entities that exceeded the internal limit totaling $184.6 million. Both were communicated to the Board of Directors and were performing in accordance with their contractual terms as of December 31, 2018.

Asset Quality. One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At December 31, 2018, interest-only residential and consumer loans represented less than 1% of the residential and consumer portfolio. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. As of December 31, 2018, these loans represented less than 10% of the total commercial loan portfolio. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
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
Purchased Credit-Impaired Loans. Purchased Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). As of December 31, 2018 and December 31, 2017, PCI loans totaled $4.5 million and $8.3 million, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Commercial loans:
Multi-family loans	1	$2,572	13	$33,683	14	$36,255
Commercial real estate loans	2	3,511	13	2,415	15	5,926
Commercial and industrial loans	5	867	7	4,560	12	5,427
Construction loans	—	—	1	227	1	227
Total commercial loans	8	6,950	34	40,885	42	47,835
Residential mortgage loans	31	7,712	168	39,255	199	46,967
Consumer and other loans	8	1,650	43	2,830	51	4,480
Total	47	$16,312	245	$82,970	292	$99,282

At December 31, 2017
Commercial loans:
Multi-family loans	2	$7,652	1	$203	3	$7,855
Commercial real estate loans	2	778	16	11,519	18	12,297
Commercial and industrial loans	—	—	2	75	2	75
Construction loans	1	295	—	—	1	295
Total commercial loans	5	8,725	19	11,797	24	20,522
Residential mortgage loans	42	8,739	260	54,900	302	63,639
Consumer and other loans	14	521	83	5,755	97	6,276
Total	61	$17,985	362	$72,452	423	$90,437
Non-Performing Assets. Non-performing assets include loans delinquent 90 days or more, non-accrual loans, performing troubled debt restructurings and real estate owned, and excludes PCI loans. Loans are classified as non-accrual when they are delinquent 90 days or more or if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2018 and 2017. Non-accrual loans decreased by $10.8 million to $124.9 million at December 31, 2018 from $135.7 million at December 31, 2017. Included in the amount of non-accrual loans at December 31, 2018 were $7.1 million of commercial real estate loans and $4.2 million of C&I loans that were classified as non-accrual which were performing in accordance with their contractual terms. Included in the amount of non-accrual loans at December 31, 2017 were $13.9 million of multi family loans, $7.7 million of commercial real estate loans and $8.1 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. During 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans from one relationship, resulting in no charge-offs. There were no sales of non-performing loans during 2018.
The ratio of non-accrual loans to total loans decreased to 0.58% at December 31, 2018 from 0.68% at December 31, 2017. Our ratio of non-performing assets to total assets decreased to 0.55% at December 31, 2018 from 0.61% at December 31, 2017. The allowance for loan losses as a percentage of total non-accrual loans increased to 188.78% at December 31, 2018 from 170.17% at December 31, 2017. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,
	2018	2017	2016	2015	2014
		(Dollars in thousands)
Non-accrual loans:
Multi-family loans	$33,940	$14,978	$482	$3,467	$2,989
Commercial real estate loans	12,391	34,043	9,205	10,820	13,940
Commercial and industrial loans	19,394	9,989	4,659	9,225	2,903
Construction loans	227	295	—	792	4,345
Total commercial loans	65,952	59,305	14,346	24,304	24,177
Residential mortgage loans	55,612	70,220	72,593	81,816	79,971
Consumer and other loans	3,349	6,202	7,335	9,306	4,211
Total non-accrual loans	124,913	135,727	94,274	115,426	108,359
Real estate owned	6,911	5,830	4,492	6,283	7,839
Performing troubled debt restructurings	13,620	10,957	9,445	22,489	35,624
Total non-performing assets	$145,444	$152,514	$108,211	$144,198	$151,822
Total non-accrual loans to total loans	0.58%	0.68%	0.50%	0.68%	0.72%
Total non-performing assets to total assets	0.55%	0.61%	0.47%	0.69%	0.81%

At December 31, 2018, there were $47.8 million of loans deemed troubled debt restructured loans, of which $13.6 million were classified as accruing and $34.2 million were classified as non-accrual. For the year ended December 31, 2018, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $4.1 million. We recognized interest income of $1.6 million on such loans for the year ended December 31, 2018.
Other Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“REO”) until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2018, we had REO of $6.9 million consisting of 30 residential properties and 3 commercial properties.
Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility we will sustain some loss if the deficiencies are not corrected. An asset classified as “doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic the weaknesses present make collection or liquidation in full highly questionable and improbable. An asset classified as “loss” is considered uncollectible and of such little value that its continuance on the institution’s books as an asset without the establishment of a specific valuation allowance or charge-off is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired or classified assets, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.
We are required to establish an allowance for loan losses in an amount that management considers prudent for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances, which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the NJDOBI and the FDIC, which can require that we establish additional general or specific loss allowances.
We review the loan portfolio on a quarterly basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a TDR. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2018, loans meeting the Company’s definition of an impaired loan totaled $86.7 million. The allowance for loan losses related to loans classified as impaired at December 31, 2018, amounted to $2.2 million. Interest income received during the year ended December 31, 2018 on loans classified as impaired totaled $904,000. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2018 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment deteriorates.
As an integral part of their examination processes, the NJDOBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance balance (beginning of period)	$230,969	$228,373	$218,505	$200,284	$173,928
Provision for loan losses	12,000	16,250	19,750	26,000	37,500
Charge-offs:
Multi-family loans	(2,603)	(6)	(161)	(284)	(323)
Commercial real estate loans	(7,200)	(8,072)	(455)	(1,021)	(6,147)
Commercial and industrial loans	(7,078)	(5,656)	(4,485)	(516)	(2,447)
Construction loans	—	(100)	(52)	(466)	(640)
Residential mortgage loans	(5,246)	(4,875)	(9,425)	(9,526)	(7,715)
Consumer and other loans	(1,963)	(500)	(419)	(403)	(972)
Total charge-offs	(24,090)	(19,209)	(14,997)	(12,216)	(18,244)
Recoveries:
Multi-family loans	17	1,677	1,885	445	3,784
Commercial real estate loans	5,213	549	689	807	201
Commercial and industrial loans	9,478	200	541	295	516
Construction loans	—	—	267	317	799
Residential mortgage loans	2,193	2,816	1,631	2,295	1,783
Consumer and other loans	37	313	102	278	17
Total recoveries	16,938	5,555	5,115	4,437	7,100
Net charge-offs	(7,152)	(13,654)	(9,882)	(7,779)	(11,144)
Allowance balance (end of period)	$235,817	$230,969	$228,373	$218,505	$200,284
Total loans outstanding	$21,627,764	$20,090,848	$18,810,702	$16,891,330	$15,099,552
Average loans outstanding	20,498,857	19,414,842	17,479,932	15,716,010	13,776,250
Allowance for loan losses as a percent of total loans outstanding	1.09%	1.15%	1.21%	1.29%	1.33%
Net loans charged off as a percent of average loans outstanding	0.03%	0.07%	0.06%	0.05%	0.08%
Allowance for loan losses to non-performing loans (1)	170.22%	157.46%	220.18%	158.43%	139.10%

(1) Non-performing loans include non-accrual loans and performing TDRs.

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

	December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$82,876	37.7%	$81,469	38.9%	$95,561	39.6%	$88,223	37.0%	$71,147	33.4%
Commercial real estate loans	48,449	22.1	56,137	22.6	52,796	23.7	46,999	22.7	44,030	20.8
Commercial and industrial loans	71,084	11.1	54,563	8.1	43,492	6.8	40,585	6.2	20,759	3.6
Construction loans	7,486	1.1	11,609	2.1	11,653	1.7	6,794	1.3	6,488	1.0
Residential mortgage loans	20,776	24.7	21,835	25.0	19,831	25.0	31,443	29.8	47,936	38.2
Consumer and other loans	3,102	3.3	3,099	3.3	2,850	3.2	3,155	2.9	3,347	2.9
Unallocated	2,044		2,257		2,190		1,306		6,577
Total allowance	$235,817	100.0%	$230,969	100.0%	$228,373	100.0%	$218,505	100.0%	$200,284	100.0%
Securities
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
The Investment Policy requires that securities transactions be conducted in a safe and sound manner. Purchase and sale decisions are based upon a thorough pre-purchase analysis of each instrument to determine if it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors.
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), known as the Volcker Rule. At December 31, 2018, none of our securities were deemed to be a covered fund under the Volcker Rule.

At December 31, 2018, our securities portfolio totaled $3.68 billion representing 14.0% of our total assets. Debt securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2018, $1.56 billion of our debt securities were classified as held-to-maturity and reported at amortized cost and $2.12 billion were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2018, agency-issued mortgage-backed securities including CMOs, totaled $3.56 billion, or 96.7%, of our total securities portfolio. For the year ended December 31, 2018, the Company received proceeds of $632.4 million on the sale of lower yielding mortgage-backed securities from the available-for-sale portfolio resulting in gross realized losses of $32.8 million. Proceeds from the sale were reinvested in higher yielding mortgage-backed securities.
Actual cash flows on mortgage-backed securities may differ from estimated cash flows over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments that can change the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. The fair value of such securities may be adversely affected by changes in interest rates and/or other market variables.
Our mortgage-backed securities portfolio had a weighted average yield of 2.25% for the year ended December 31, 2018. The estimated fair value of our mortgage-backed securities at December 31, 2018 was $3.53 billion, which is $44.8 million less than the carrying value. The decrease to the fair value is attributed to an increase in interest rates during 2018.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. Currently, the Company does not hold any non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio primarily consists of collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. The interest rates on these securities are indexed to the 3-month LIBOR rate and reset quarterly. These securities have been classified in the held-to-maturity portfolio since their purchase. At December 31, 2018, corporate and other debt securities totaled $50.4 million, or 1.37%, of our total securities portfolio.
At December 31, 2018, the TruPS portfolio had a carrying value of $45.4 million, or 1.23% of our total securities portfolio, and a fair value of $82.0 million with none of the securities in an unrealized loss position. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPS portfolio and the related other-than temporary impairment, or OTTI, analysis. At December 31, 2018, management deemed that the present value of projected cash flows for each security was greater than the book value and we did not recognize any OTTI charges for the years ended December 31, 2018, 2017, and 2016. For the year ended December 31, 2018, the Company received proceeds of $7.3 million from the payoff and paydown of TruPS which resulted in $3.2 million of interest income from securities, as well as a gain of $1.2 million recognized as non-interest income. For the year ended December 31, 2017, the Company received proceeds of $3.1 million from the liquidation of one TruP security. As a result, $1.9 million was recognized as interest income from securities. There was no liquidation of TruPS for the year ended December 31, 2016.
We continue to closely monitor the performance of our CDO portfolio as well as the events surrounding this segment of the market. We will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.
Municipal Bonds.  At December 31, 2018, we had $25.5 million in municipal bonds which represents 0.69% of our total securities portfolio. These bonds are comprised of $21.5 million in short-term Bond Anticipation or Tax Anticipation notes and $4.0 million of longer term New Jersey Revenue Bonds.

Government Sponsored Enterprises. At December 31, 2018, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $41.3 million representing 1.12% of our total securities portfolio.
Equity Securities. At December 31, 2018, we had $5.8 million in equity securities representing 0.16% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value with fluctuations in the fair value of such investments, including temporary declines in value, reflected in the consolidated income statement.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2018		2017		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Equity securities	$5,001	5,793	4,911	5,701	5,825	6,660
Available-for-sale:
Mortgage-backed securities:
Federal National Mortgage Association	$980,546	968,556	1,322,255	1,303,576	1,022,383	1,008,587
Federal Home Loan Mortgage Corporation	988,348	986,650	649,060	640,242	603,774	598,439
Government National Mortgage Association	165,211	166,956	39,577	38,208	47,538	46,747
Total mortgage-backed securities available-for-sale	2,134,105	2,122,162	2,010,892	1,982,026	1,673,695	1,653,773
Total debt securities available-for-sale	$2,134,105	2,122,162	2,010,892	1,982,026	1,673,695	1,653,773
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$41,258	40,022	43,281	42,596	2,128	2,140
Municipal bonds	25,513	26,455	40,595	41,846	37,978	39,493
Corporate and other debt securities	50,441	87,033	48,087	86,294	44,092	84,245
Total debt securities	117,212	153,510	131,963	170,736	84,198	125,878
Mortgage-backed securities:
Federal National Mortgage Association	954,548	932,396	1,101,093	1,091,600	1,244,833	1,233,079
Federal Home Loan Mortgage Corporation	401,636	392,335	473,345	468,436	410,133	407,424
Government National Mortgage Association	81,741	80,323	90,220	89,353	16,392	16,420
Total mortgage-backed securities held-to-maturity	1,437,925	1,405,054	1,664,658	1,649,389	1,671,358	1,656,923
Total debt securities held-to-maturity	$1,555,137	1,558,564	1,796,621	1,820,125	1,755,556	1,782,801
Total securities	$3,694,243	3,686,519	3,812,424	3,807,852	3,435,076	3,443,234

At December 31, 2018, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Coupon. The composition, maturities and weighted average coupon rate of the securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities coupons have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Equity securities	$—	—%	$—	—%	$—	—%	$5,001	—%	$5,001	$5,793	—%
Available-for-Sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	—	—	91,895	2.47	896,453	3.13	988,348	986,650	3.07
Federal National Mortgage Association	—	—	8,790	2.70	105,924	2.55	865,832	2.83	980,546	968,556	2.79
Government National Mortgage Association	—	—	—	—	—	—	165,211	3.42	165,211	166,956	3.42
Total mortgage-backed securities	—	—	8,790	2.70	197,819	2.51	1,927,496	3.02	2,134,105	2,122,162	2.97
Total available-for-sale debt securities	$—	—%	$8,790	2.70%	$197,819	2.51%	$1,927,496	3.02%	$2,134,105	$2,122,162	2.97%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$—	—%	$41,258	2.58%	$—	—%	$41,258	$40,022	2.58%
Municipal bonds	21,493	3.26	—	—	4,020	9.13	—	—	25,513	26,455	4.18
Corporate and other debt securities	—	—	—	—	5,000	5.13	45,441	3.83	50,441	87,033	3.96
Total debt securities	21,493	3.26	—	—	50,278	3.36	45,441	3.83	117,212	153,510	3.52
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	322	5.07	289,788	2.39	111,526	2.44	401,636	392,335	2.41
Federal National Mortgage Association	—	—	53,089	1.92	530,509	2.15	370,950	2.83	954,548	932,396	2.40
Government National Mortgage Association	—	—	—	—	9,636	2.34	72,105	2.69	81,741	80,323	2.65
Total mortgage-backed securities	—	—	53,411	1.94	829,933	2.24	554,581	2.73	1,437,925	1,405,054	2.42
Total held-to-maturity debt securities	$21,493	3.26%	$53,411	1.94%	$880,211	2.30%	$600,022	2.82%	$1,555,137	$1,558,564	2.50%

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
Deposits. At December 31, 2018, we held $17.58 billion in total deposits, representing 75.7% of our total liabilities. Although recent increases in market interest rates have resulted in consumer preference for and growth in time deposits, our long-term deposit strategy has been focused on attracting core deposits (savings, checking and money market accounts) as they represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates. At December 31, 2018, we held $13.01 billion in core deposits, representing 74.0% of total deposits, of which $311.0 million are brokered money market deposits. At December 31, 2018, $4.57 billion, or 26.0%, of our total deposit balances were certificates of deposit, which included $1.53 billion of brokered certificates of deposit. In addition, municipal deposits are a significant source of funds. At December 31, 2018, $4.28 billion, or 24.3%, of our total deposits consisted of public fund deposits from local New Jersey government entities.
We have a suite of commercial deposit products, designed to appeal to small and mid-sized businesses and non-profit organizations. Interest rates, maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, competitive forces and growth goals. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.
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
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2018			2017			2016
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,535,848	14.4%	—%	$2,424,608	14.0%	—%	$2,173,493	14.2%	—%
Interest-bearing:
Checking accounts	4,783,563	27.2	1.53	4,909,054	28.3	0.91	3,916,208	25.6	0.45
Money market deposits	3,641,070	20.7	1.55	4,243,545	24.4	0.90	4,150,583	27.2	0.65
Savings	2,048,941	11.7	0.64	2,320,228	13.4	0.48	2,092,989	13.7	0.29
Certificates of deposit	4,570,847	26.0	1.35	3,460,262	19.9	1.13	2,947,560	19.3	0.91
Total deposits	$17,580,269	100.0%	1.16%	$17,357,697	100.0%	0.77%	$15,280,833	100.0%	0.51%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$355,822	$527,836	$639,425
0.26% - 0.50%	107,088	141,253	194,827
0.51% - 1.00%	157,646	396,098	643,526
1.01% - 2.00%	942,149	2,355,997	1,427,999
2.01% - 3.00%	3,006,347	37,808	31,956
Over 3.00%	1,795	1,270	9,827
Total	$4,570,847	$3,460,262	$2,947,560
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2018.

	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$152,663	$79,139	$105,889	$7,977	$6,782	$3,372	$355,822
0.26% - 0.50%	15,387	8,324	22,605	60,764	8	—	107,088
0.51% - 1.00%	9,767	6,481	16,177	33,331	53,053	38,837	157,646
1.01% - 2.00%	509,639	275,825	113,714	19,083	3,524	20,364	942,149
2.01% - 3.00%	434,053	518,378	1,456,213	509,822	84,867	3,014	3,006,347
Over 3.00%	70	35	—	951	539	200	1,795
Total	$1,121,579	$888,182	$1,714,598	$631,928	$148,773	$65,787	$4,570,847
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2018.

At December 31, 2018
(In thousands)
Three months or less	$231,850
Over three months through six months	340,893
Over six months through one year	907,570
Over one year	391,704
Total	$1,872,017

Borrowings. We borrow directly from the FHLB. All of our FHLB borrowings are advances collateralized by our residential and commercial mortgage portfolios. The following table sets forth information concerning balances and interest rates on our advances from the FHLB at the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at end of period	$4,930,681	$4,331,052	$4,391,420	$3,106,783	$2,598,186
Average balance during period	4,655,757	4,526,596	3,663,087	2,997,873	2,548,744
Maximum outstanding at any month end	5,080,960	5,355,298	4,391,420	3,548,000	3,230,000
Weighted average interest rate at end of period	2.16%	1.96%	1.79%	2.12%	2.24%
Average interest rate during period	2.01%	1.88%	1.86%	2.06%	2.19%
We also borrow funds under repurchase agreements with the FHLB and various brokers. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity of the agreement. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated. In addition, the Bank had unsecured overnight borrowing lines with other institutions totaling $450.0 million, of which $255.0 million was outstanding at December 31, 2018.

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at end of period	$250,000	$130,481	$154,831	$156,307	$167,918
Average balance during period	202,027	149,030	153,000	159,438	192,865
Maximum outstanding at any month end	280,000	153,000	154,831	163,000	261,205
Weighted average interest rate at end of period	2.67%	1.87%	2.19%	2.21%	2.28%
Average interest rate during period	2.68%	2.11%	2.16%	2.25%	2.02%
Subsidiary Activities
Investors Bancorp, Inc. has one direct subsidiary, which is Investors Bank.
Investors Bank. Investors Bank is a New Jersey chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926, the bank is in the business of attracting deposits from the public through its branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. Investors Bank has the following active direct and indirect subsidiaries: Investors Home Mortgage, Investors Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., Marathon Realty Investors Inc. and Investors Financial Group Insurance Agency, Inc. Investors Bank has several additional subsidiaries which are inactive: these subsidiaries are My Way Development LLC, MNBNY Holdings Inc., Investors Financial Services, Inc. and Investors Real Estate Corporation. Two other dormant direct or indirect subsidiaries, B.F.S. Agency, Inc. and 3D Holding Company, Inc., were dissolved in 2018.
•Investors Home Mortgage. Investors Home Mortgage is a New Jersey limited liability company that was formed in 2001 for the purpose of originating loans for sale to both Investors Bank and third parties. During 2011, in conjunction with the rebranding of Investors Bank, this subsidiary changed the name it does business under from ISB Mortgage Co., LLC to Investors Home Mortgage. Investors Home Mortgage serves as Investors Bank’s retail lending production arm throughout the branch network. The Bank has filed regulatory applications to merge Investors Home Mortgage into the Bank. It is anticipated that, upon receipt of the required regulatory approvals, Investors Home Mortgage will be merged into the Bank and will cease to exist. Following the merger, the business activities of Investors Home Mortgage will be conducted directly by Investors Bank.
•Investors Investment Corp. Investors Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in securities such as, but not limited to, U.S.

Treasury obligations, mortgage-backed securities, certificates of deposit, mutual funds, and equity securities, subject to certain limitations.
•Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Bank. The purpose of this subsidiary is to originate and purchase residential mortgage loans and commercial loans including multi-family mortgage loans, commercial real estate mortgage loans and C&I mortgage loans primarily in New York State.
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
Enterprise Risk Management Framework
Our Board of Directors oversees our risk management process, including the bank-wide approach to risk management, carried out by our management. Our Board approves the strategic plans and the policies that set standards for the nature and level of risk we are willing to assume. The Board receives reports on the management of critical risks and the effectiveness of risk management systems. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees, including Audit, Risk Oversight and Compensation and Benefits committees, oversee risk in certain specified areas. The Risk Oversight Committee of the Board meets quarterly and provides independent oversight of all risk functions. Our Board has assigned responsibility to our Chief Risk Officer for maintaining the Enterprise Risk Management (“ERM”) framework to identify, assess, monitor and mitigate risks in the execution of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies.
During 2018, the Bank continued to enhance its risk management systems, policies and procedures adding staffing and expertise.  The Bank’s Management Risk Committee meets regularly and provides governance over risk policy and risk escalation. The ERM framework supports a culture that promotes proactive risk management by all Bank employees, a risk appetite framework with defined risk tolerance limits, and risk governance with a three lines of defense model to manage and oversee risk. In a three lines of defense structure, each line of business and corporate function serves as the first line of defense and has responsibility for identifying, assessing, managing and mitigating risks in their areas. Independent Risk Management serves as the second line of defense and is responsible for providing guidance, oversight and appropriate challenge to the first line of defense. Internal Audit serves as the third line of defense and ensures that appropriate risk management controls, processes and systems are in place and functioning effectively.
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
Personnel
As of December 31, 2018, we had 1,903 full-time employees and 59 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation
The Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner of the NJDOBI (the “Commissioner”) as the issuer of its charter, and, as a non-member state chartered savings bank, by the FDIC as the deposit insurer and its primary federal regulator. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the DIF and its depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
As a bank holding company controlling the Bank, the Company is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies.
The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the DIF, and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies. The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board, the Commissioner and the FDIC. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. The Company files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of NASDAQ.
Our business is heavily regulated by both state and federal agencies. Both the scope of the laws and regulations and the intensity of supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. In addition, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCP Act”) was enacted. This legislation includes targeted amendments to the Dodd-Frank Act and other financial services laws. While we currently anticipate that this legislation may result in regulatory and supervisory frameworks that are more tailored to our risk profile and asset size, such a result generally depends on future action by the U.S. banking agencies and, as a result, cannot be predicted with any certainty. The Company expects that its business will remain subject to extensive regulation and supervision.
Stress Tests
Prior to the enactment of the EGRRCP Act, the Dodd-Frank Act required banks with total consolidated assets of more than $10 billion to conduct annual stress tests. The Dodd-Frank Act also required the FDIC, in coordination with federal financial regulatory agencies, to issue regulations establishing methodologies for stress testing that provide for at least three different sets of conditions, including baseline, adverse, and severely adverse. The regulations also required banks to publish a summary of the results of the stress tests. The EGRRCP Act has eliminated the annual mandated stress test requirement for banks like us with total consolidated assets of less than $100 billion.
The Bank submitted its stress tests results by July 31, 2017, as required, and published updated stress test results on October 25, 2017. The stress testing results affirmed the adequacy of the Bank’s capital, even under severe economic conditions. While we are no longer required to conduct annual stress tests, we have advised our regulators that we will continue to conduct stress testing of our loan portfolio and advise our Board of Directors and our regulators of the results of such testing.
Volcker Rule
Under the provisions of the Volcker Rule we are prohibited from: (i) engaging in short-term proprietary trading for our own account; and (ii) having certain ownership interest in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has also implemented a governance and control program to ensure appropriate oversight and ongoing compliance. The U.S. banking agencies have indicated that they are evaluating certain revisions to the Volcker Rule which may affect its applications to banks based upon asset size and other factors. It is too early to assess whether there will be any major change in the scope or applicability of the Volcker Rule.

Consumer Protection and Consumer Financial Protection Bureau Supervision
The Dodd-Frank Act also established the CFPB. The CFPB has rulemaking authority over all banks, and its examination and enforcement authority applies to banks at or greater than $10 billion in total assets. The Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Protection Laws. In addition, this agency is responsible for interpreting and enforcing a broad range of consumer protection laws (“Federal Consumer Protection Laws”) that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. This includes laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act.
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
New Jersey Banking Regulation
Activity Powers. The Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including the Bank, generally may invest in:

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
Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.
Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by the Bank. See “— Federal Banking Regulation — Prompt Corrective Action” below.
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.
Examination and Enforcement. The NJDOBI may examine the Bank whenever it deems an examination advisable. The NJDOBI engages in routine annual examinations of the Bank. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner may also seek the appointment of receiver or conservator for a New Jersey saving bank under certain conditions.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 1.875% on January 1, 2018. The Conservation Buffer completed its phase in by increasing to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2018 the Company and the Bank met the currently applicable Conservation Buffer of 1.875%.
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

As of December 31, 2018, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of December 31, 2018 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,660,183	10.28%	$1,034,893	4.000%	$1,293,616	5.00%
Common Equity Tier 1 Risk-Based Capital	2,660,183	13.41%	1,264,973	6.375%	1,289,776	6.50%
Tier 1 Risk-Based Capital	2,660,183	13.41%	1,562,613	7.875%	1,587,417	8.00%
Total Risk-Based Capital	2,896,998	14.60%	1,959,467	9.875%	1,984,271	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,925,743	11.29%	$1,036,821	4.000%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,925,743	14.71%	1,267,950	6.375%	n/a	n/a
Tier 1 Risk-Based Capital	2,925,743	14.71%	1,566,291	7.875%	n/a	n/a
Total Risk-Based Capital	3,162,558	15.90%	1,964,080	9.875%	n/a	n/a

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
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments or real estate development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of the regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Banks provide a credit facility for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. The Federal Home Loan Banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective Boards of Directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.
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
Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.
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
Generally a receiver or conservator must be appointed for an institution that is “critically “undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly “undercapitalized” or “critically undercapitalized.” Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2018.
Liquidity. The Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Deposit Insurance. The Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC’s assessment schedule ranges from 1.5 basis points to 40 basis points of average total assets less tangible capital. The FDIC has a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as the Bank. Large institutions (i.e., $10 billion or more in assets) such as the Bank are subject to assessment based upon a detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed.  The total score is converted to an assessment rate, subject to certain adjustments. In addition, effective as of July 1, 2016 the FDIC implemented a requirement of the Dodd-Frank Act that institutions with assets of $10 billion or more be responsible for increasing the DIF reserve ratio from 1.15% to 1.35%. On September 30, 2018, the DIF reached 1.36%, ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide that surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease upon

DIF reserve ratio reaching the statutorily required minimum. Assessments on large banks for periods subsequent to September 30, 2018 will no longer include a quarterly surcharge.
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
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and continue to mature through 2019. For the fourth quarter of 2018, the annualized Financing Corporation assessment was equal to 0.32 basis points of total average assets less tangible capital.
Transactions with Affiliates of Investors Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.
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
Pursuant to Federal Reserve Board Regulation O, we are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal stockholders and their related interests. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of our Board of Directors.
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
Privacy Standards. FDIC regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.
The Bank is also required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.
In addition, in accordance with the Fair Credit Reporting Act, the Bank must provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information for marketing purposes with an affiliate or subsidiary before it can disclose such information.
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

Community Reinvestment Act and Fair Lending Laws. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income individuals and neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The Bank received a “satisfactory” CRA rating in our most recent publicly-available federal evaluation, which was conducted by the FDIC in October 2017.
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
In April 2018, the U.S. Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. The U.S. banking agencies are in the process of soliciting “ideas for building a new framework to transform or modernize the regulations that implement the CRA,” without proposing any specific revisions to present CRA requirements. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its insiders — executive officers, directors, principal shareholders (any owner of 10% or more of its stock) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s capital and surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $16.3 million and up to $124.2 million, and 10% against that portion of total transaction accounts in excess of up to $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.
Anti-Money Laundering and Customer Identification
The Bank is subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering (“AML”) requirements. By way of amendments to the Bank Secrecy Act (“BSA”), Title III of the USA PATRIOT Act contains measures intended to encourage information sharing among bank regulatory and law enforcement agencies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
Title III of the USA PATRIOT Act and the related FDIC regulations require the:

•
Establishment of AML compliance programs that includes policies, procedures, and internal controls; the appointment of an AML compliance officer; an effective training program; and independent testing;

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
The bank regulatory agencies have increased the regulatory scrutiny of the BSA and AML programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures to comply with these requirements.
On August 12, 2016, the Bank agreed to enter into an informal agreement (“Informal Agreement”) with the FDIC and the NJDOBI with regard to BSA and AML compliance matters. The Bank agreed to; 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with BSA; 2) conduct a comprehensive validation of the Bank’s BSA/AML automated compliance system; and 3) develop, adopt and implement effective training programs relating to BSA. The Bank also agreed to review certain transactions and accounts for BSA and AML compliance and to establish a Compliance Committee of the Board. The Bank continues to strengthen and enhance its BSA and AML compliance practices, policies, procedures and controls. In December 2018, the FDIC and the NJDOBI informed the Bank that the informal agreement had been terminated.

Holding Company Regulation
Federal Regulation. Bank holding companies, including the Company, are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. Federal Reserve Board regulations impose consolidated capital adequacy requirements on bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.
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
A bank holding company is required to provide the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, would be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. However, it has recently come to the attention of the Company that the Federal Reserve Board staff is interpreting the capital regulations as requiring a bank holding company to secure Federal Reserve Board approval prior to redeeming or repurchasing any capital stock that is included in regulatory capital.
As a bank holding company, the Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is also required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.
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
A bank holding company that elects to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to be a financial holding company, although it may seek to do so in the future. A bank holding company may elect to become a financial holding company if:

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
Under federal law, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution, or for any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired as a separate subsidiary a depository institution in addition to the Bank.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by Section 613 of the Dodd-Frank Act, regulates interstate banking activities by establishing a framework for nationwide interstate banking and branching. As amended, this interstate banking and branching authority generally permits a bank in one state to establish a de novo branch at a location in another host state if state banks chartered in such host state would also be permitted to establish a branch at that location in the state. Under these amendments, the Bank is permitted to establish branch offices in other states in addition to its existing New Jersey and New York branch offices.
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
Acquisition of Investors Bancorp, Inc. Under federal law and under the New Jersey Banking Act, no person may acquire control of the Company or the Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner.
Federal Securities Laws. The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The Company’s common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.
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
Taxation
Federal Taxation
General. The Company and its subsidiary are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Company and its subsidiary file a consolidated federal income tax return. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The new legislation reduced the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and will impact the manner in which the Company is taxed going forward. The Company’s federal tax returns are not currently under audit. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or its subsidiary.
Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, the Bank was subject to special provisions in the tax law regarding allowable bad debt tax deductions and related reserves. Tax law changes were enacted in 1996 pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), which eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1987. The Bank has fully recaptured its post-1987 reserve balance. Currently, the Bank uses the specific charge off method to account for bad debt deductions for income tax purposes.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2018, the Bank’s total federal pre-base year reserve was approximately $45.2 million.
Alternative Minimum Tax. The Tax Act repealed the alternative minimum tax on corporations for tax years beginning after December 31, 2017.
Net Operating Loss Carryovers. A corporation may carry forward net operating losses arising in tax years ending after December 31, 2017 indefinitely, subject to a deduction limitation of 80% of taxable income in a given year. However, net operating losses arising in tax years on or before December 31, 2017 are not subject to the 80% limitation deduction. As of December 31, 2018, the Company had total federal net operating loss carryforwards of $5.6 million related to prior acquisitions, arising in tax years prior to December 31, 2017.
Corporate Dividends-Received Deduction. The Company may exclude from its federal taxable income 100% of dividends received from the Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 65% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 50% dividends-received deduction is available for dividends received from a corporation having less than 20% of its stock owned by the recipient corporation.
State Taxation
New Jersey State Taxation. The Company and its subsidiary file separate New Jersey corporate business tax returns on an unconsolidated basis. Generally, the income of corporations and savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. On July 1, 2018, Assembly Bill 4202 was signed into law, providing significant revisions to New Jersey’s Corporation Business Tax laws. Among the changes provided for in the new legislation is a surtax, an additional imposition of tax, on corporate taxpayers that have allocated New Jersey net income in excess of $1 million. For tax years 2018 and 2019, the surtax is imposed at a rate of 2.5%; and for tax years 2020 and 2021, the surtax rate is 1.5%.
For 2018, the Company is required to file a standalone New Jersey income tax return. The Company meets the requirements to elect to be taxed as a New Jersey Investment Company, which allows it to be taxed at a rate of 3.6% compared to the 9% New Jersey statutory corporate rate.
New Jersey tax law has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. On July 1, 2018, Assembly Bill 4202 was signed into law, mandating combined reporting for tax years ending on or after July 31, 2019.
In connection with the Company’s second step conversion, a $20.0 million charitable contribution was made to the Investors Charitable Foundation, $10.0 million of which was made by the Bank and the remaining $10.0 million by the Company. For the Company, the excess contribution over the allowable deduction limit for the standalone entity may be carried forward to the succeeding 5 taxable years. Based on the entity’s standalone future state taxable income, a valuation allowance was established for the portion of the state tax benefit related to the contribution that is not more likely than not to be realized. At December 31, 2018, the Company’s valuation allowance pertaining to the charitable contribution was reversed due to the enactment of New Jersey tax reform within the reporting period, which allows for charitable contributions at the Company standalone entity level to be subtracted from the combined group’s entire net income in future years, thus resulting in the projection of full utilization of the charitable deductions.
New York State Taxation. The New York State corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2018 was 28.6% of a recomputed New York

State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned entire net income. The Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2013 and 2014. On December 22, 2017, the Tax Act was enacted. Since the starting point for computing entire net income, the primary base of the New York general corporation franchise tax, is federal taxable income, the federal concepts of income and deductions which apply for New York franchise tax purposes, subject to statutory additions, subtractions and modifications, continue to apply in the same manner as prior to the enactment of the new legislation.
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
Pennsylvania Taxation. Considered a mutual thrift institution conducting business in Pennsylvania, the Bank is subject to the mutual thrift institutions tax. The mutual thrift institutions tax is imposed at the rate of 11.5% on apportionable net taxable income and is required to be reported and filed on the annual Net Income Tax Report. Mutual thrift institutions are exempt from all other Pennsylvania corporate taxes.
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware.

Other State Taxation. On February 2, 2018, the Company completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases secured by various equipment including, but not limited to, trucks, railcars and container vessels, domiciled across numerous states. The Company’s filing obligations with respect to the equipment finance portfolio vary from state to state and depend upon the reporting requirements in the various jurisdictions.

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
The Bank is subject to extensive regulation, supervision and examination by the NJDOBI, our chartering authority, by the FDIC, as insurer of our deposits, and by the CFPB, with respect to consumer protection laws. As a bank holding company, the Company is subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, restrictions on our ability to pay dividends and make other capital distributions to shareholders, restrictions on our ability to repurchase shares, the classification of our assets and the adequacy of our allowance for loan losses, compliance and privacy issues, BSA and AML compliance, and approval of merger transactions. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Bank, the Company and our operations.
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
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 450% of Bank total risk-based capital at December 31, 2018 and our commercial real estate loan portfolio increased by 30% during the preceding 36 months.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Bank regulators also periodically review our loan portfolio, the allowance for loan losses, and our assumptions underlying the determinations we have made regarding the allowance for loan losses, and as a result can require us to increase our provision for loan losses or recognize further loan charge-offs.
In addition, the Financial Accounting Standards Board has adopted Accounting Standards Update 2016-13, that will be effective for reporting periods beginning after December 15, 2019. This standard changes the accounting methodology used to determine the allowance for loan losses from an incurred loss model to a current expected credit loss (“CECL”) model. The CECL model will require the Bank to maintain at each periodic reporting date an allowance for loan losses in an amount that is equal to its estimate of expected lifetime credit losses on the loans in its portfolio.  This change in accounting methodology may have a negative impact to our provision and allowance for loan losses. Utilization of the CECL model may require the Bank to increase its provision and allowance for loan losses and will increase the types and amount of data the Bank will need to collect and consider in determining an appropriate level for its allowance for loan losses. Material additions to our allowance would materially decrease our net income.

Because we intend to continue to increase our commercial originations, our credit risk will increase.
At December 31, 2018, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $15.57 billion, or 72.0% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate, C&I and construction loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Significant portions of our multi-family loan portfolio and commercial real estate portfolio and nearly all of our C&I loan portfolio are unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our multi-family loan portfolio has increased to $8.20 billion at December 31, 2018 from $5.05 billion at December 31, 2014. Our commercial real estate portfolio has increased to $4.79 billion at December 31, 2018 from $3.15 billion at December 31, 2014. Our C&I loan portfolio has increased to $2.39 billion at December 31, 2018 from $544.5 million at December 31, 2014. Consequently, a large portion of our multi-family loans and commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the economic environment since 2014. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

We continue to expand our business lending efforts, which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we have expanded our business lending team to include leveraged lending and equipment finance teams, as well as a healthcare lending team. We will continue to explore other markets within business lending. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi-family loans, which could have a negative effect on our results of operations. In addition, some of our equipment finance portfolio relies on the residual values of the underlying equipment and therefore could be negatively impacted by a change in valuation. Because we are not as experienced with these new loan products, we may require additional time and resources for offering and managing such products effectively or may be unsuccessful in offering such products at a profit.

We may be required to transition from the use of LIBOR in the future.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The continuation of LIBOR cannot be guaranteed after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. We have material contracts that are indexed to LIBOR. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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
The interest income we earn on our assets and the interest expense we pay on our liabilities are generally fixed for a contractual period of time. Our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In periods of rising and/or flattening interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. An increase in interest rates can also result in decreased prepayment of loans and mortgage-backed and related securities. Conversely, a decrease in interest rates may cause increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2018, the fair value of our total securities portfolio was $3.69 billion. Unrealized net losses on debt securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate net interest income sensitivity and the change in our economic value of equity over a range of interest rate scenarios. The economic value of equity analysis is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2018, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 5.0% or $32.4 million decrease in net interest income. In a 200 basis point instantaneous increase in interest rates scenario, the model projects an 11.4% or $495.0 million decrease in economic value of equity.

The flattening or inversion of the yield curve may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at historically lower levels. However, in 2017 and 2018 the Federal Reserve Board has increased the federal funds target rate by 200 basis points, which has resulted in increases in short-term rates, such as the cost of deposits and the cost of overnight borrowings, while long-term rates on loans and securities have not risen as much, resulting in a flattening of the yield curve.  A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit our ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates, or an inversion of the yield curve, could have a material adverse effect on our net interest margin and earnings.

We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $18.77 billion at December 31, 2014 to $26.23 billion at December 31, 2018. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, acquire other banks and non-bank entities and enhance our market presence. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits and liquidity position.
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2018, $4.28 billion, or 24.3% of our total deposits, consisted of public funds deposits from local government entities, predominately domiciled in the state of New Jersey, such as townships, school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily interest-bearing demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Public funds deposits are an important source of funds for us and legislation concerning a State-chartered bank in New Jersey could challenge our overall strategies and potentially reduce the level of public fund deposits.
At December 31, 2018, we had $4.28 billion in municipal deposits from various municipalities and other governmental entities. Such deposits are generally used to fund our loans and investments. In addition, the State of New Jersey is considering creating a State Bank, whose purpose would be to promote economic development, commerce, and industry in the State. It intends to permit State funds, including funds from State institutions and any State public source, to be held by the State Bank. Given the degree of our funding reliance on New Jersey-based municipal deposits and the potential lending ability of the proposed State Bank, we are uncertain of the impact this proposal may have on us. The possible loss of public funds on deposit may increase the costs of our funding needs, which could have a negative impact on our net income and negatively impact liquidity. The proposed legislation was first introduced in 2018, and there is no assurance it will become law, or will become law in its current form.

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

We may incur impairments to goodwill.
At December 31, 2018, we had approximately $82.5 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

A worsening of national or local economic conditions could adversely affect our financial condition and results of operations.
Deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability.  Declines in real estate values and sales volumes and unemployment levels, particularly in New York and New Jersey given our concentration in this region, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in New York and New Jersey.

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
Although we have successfully integrated business acquisitions in recent years, failure to successfully integrate systems subsequent to the completion of any future acquisitions could have a material impact on the operations of the Bank.

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

Capital requirements for financial institutions have increased in recent years, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.
In 2015, the FDIC and the Federal Reserve Board instituted a new rule which substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. This rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The rule included new minimum risk-based capital and leverage ratios, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 to risk-based capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4% under prior rules); (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also established a “capital conservation buffer” of 2.5% of common equity Tier 1 capital, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital to risk-based assets ratio of 10.5%. The required minimum capital conservation buffer was phased in incrementally and increased to 1.25% on January 1, 2017, further increased to 1.875% on January 1, 2018 and finally increased to 2.5% on January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of these more stringent capital requirements for the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

We may be adversely affected by changes in tax laws and regulations.
The Tax Act had both positive and negative effects on our financial performance. The new legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums and executive compensation, which partially offset the anticipated increase in net earnings from the lower tax rate. In addition, under ASC 740, Income Taxes, companies are required to recognize the effect of tax law changes in the period of enactment. As a result of the lower corporate tax rate, the resulting impact of the re-measurement of the Company’s deferred tax balances was $49.2 million, which was recorded as a tax expense in the fourth quarter of 2017. The impact of the Tax Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance.

We currently utilize incentive-based payment arrangements with our employees as compensation practices. Potential regulatory changes to this practice could have an impact on our current practices and impact our results of operations.
The Bank is subject to the compensation-related provisions of the Dodd-Frank Act which prohibit incentive-based payment arrangements that encourage inappropriate risk taking. The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop and are likely to continue evolving in the future.

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
As a “large institution” within the meaning of FDIC regulations (i.e., greater than $10 billion in assets), the Bank’s deposit insurance premium is determined differently than smaller banks.  Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments.  Large institutions are subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments.

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
We invested 50% of the net proceeds from our second step conversion offering in the Bank; provided funding to our Employee Stock Ownership Plan for the purchase of 6,617,421 shares of common stock sold in the offering; and contributed $20.0 million to Investors Charitable foundation by issuing 1,000,000 shares and a $10.0 million cash contribution.  A substantial portion of the net proceeds were used to pay off short-term borrowings as they matured and invest in securities. We continue to utilize the remainder of the net proceeds for general corporate purposes, including, among other items, paying cash dividends and repurchasing shares of our common stock.  Our failure to deploy the capital effectively may reduce our profitability and may adversely affect the value of our common stock.

Our recruitment efforts may not be sufficient to implement our business strategy and execute successful operations.
As we continue to grow, we may find our recruitment efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to continue to successfully implement our business strategy.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
The Bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both the Bank and third-party service providers. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third- party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.

A cyber attack, information or security breach, or a technology failure of ours or of a third-party could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment.
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have experienced cyber security incidents in the past, although not material, and we anticipate that, as a larger bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
Misconduct by employees could also result in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. The Bank may not be able to prevent employee errors or misconduct, and the precautions the Bank takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Bank to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
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
As cyber threats and other fraudulent activity continues to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.

We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business.
We are dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.

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
At December 31, 2018, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with operation centers located in Iselin, Robbinsville and Dunellen, New Jersey as well as lending offices in Short Hills, Iselin, Robbinsville, Mount Laurel, Spring Lake, Newark, Manhattan, Queens, Brooklyn, Melville, as well as a full-service branch network of 151 offices.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 22, 2019 was approximately 8,300. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2013 through December 31, 2018, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Investors Bancorp, Inc.	100.00	113.19	128.07	146.85	149.70	115.51
SNL U.S. Bank and Thrift	100.00	111.63	113.89	143.78	169.07	140.45
SNL U.S. Thrift	100.00	107.55	120.94	148.14	147.06	123.87
Source: S&P Global Market Intelligence

Stock Repurchases

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2018 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	301,468	$11.28	300,000	2,980,054
November 1, 2018 through November 30, 2018	2,300,679	$12.06	2,300,000	680,054
December 1, 2018 through December 31, 2018	3,300,243	$10.91	3,300,000	26,266,834
Total	5,902,390	$11.38	5,900,000
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 26,266,834 shares yet to be repurchased as of December 31, 2018.
(2) 2,390 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.
Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. For additional information, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report. Certain reclassifications have been made to conform with current year classifications.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$26,229,008	$25,129,244	$23,174,675	$20,888,684	$18,773,639
Loans receivable, net	21,378,136	19,852,101	18,569,855	16,661,133	14,887,570
Loans held-for-sale	4,074	5,185	38,298	7,431	6,868
Equity securities	5,793	5,701	6,660	6,495	8,523
Debt securities held-to-maturity	1,555,137	1,796,621	1,755,556	1,844,223	1,564,479
Debt securities available-for-sale, at estimated fair value	2,122,162	1,982,026	1,653,773	1,298,202	1,189,401
Bank owned life insurance	211,914	155,635	161,940	159,152	161,609
Deposits	17,580,269	17,357,697	15,280,833	14,063,656	12,172,326
Borrowed funds	5,435,681	4,461,533	4,546,251	3,263,090	2,766,104
Goodwill	82,546	77,571	77,571	77,571	77,571
Stockholders’ equity	3,005,330	3,125,451	3,123,245	3,311,647	3,577,855

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest and dividend income	$968,416	$881,683	$793,521	$731,723	$660,862
Interest expense	288,399	201,907	153,336	136,639	118,891
Net interest income	680,017	679,776	640,185	595,084	541,971
Provision for loan losses	12,000	16,250	19,750	26,000	37,500
Net interest income after provision for loan losses	668,017	663,526	620,435	569,084	504,471
Non-interest income(1)	10,081	35,637	37,201	40,125	41,861
Non-interest expenses	407,680	418,574	358,564	328,332	339,860
Income before income tax expense	270,418	280,589	299,072	280,877	206,472
Income tax expense (2)	67,842	153,845	106,947	99,372	74,751
Net income	$202,576	$126,744	$192,125	$181,505	$131,721
Earnings per share — basic	$0.72	$0.44	$0.65	$0.55	$0.38
Earnings per share — diluted	$0.72	$0.43	$0.64	$0.55	$0.38

(1) Non-interest income for the year ended December 31, 2018 includes a loss of $32.8 million related to the sale of debt securities available-for-sale in December 2018.
(2) Income tax expense for the year ended December 31, 2017 includes $49.2 million related to the enactment of the Tax Act in December 2017.

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.80%	0.52%	0.88%	0.92%	0.76%
Return on assets - Adjusted (1)	0.90%	0.73%	0.88%	0.92%	0.76%
Return on equity (ratio of net income to average equity)	6.57%	4.00%	6.06%	5.26%	4.71%
Return on equity - Adjusted (1)	7.36%	5.56%	6.06%	5.26%	4.71%
Net interest rate spread (2)	2.46%	2.67%	2.83%	2.91%	3.08%
Net interest margin (3)	2.76%	2.89%	3.04%	3.12%	3.27%
Efficiency ratio (4)	59.08%	58.51%	52.93%	51.69%	58.21%
Efficiency ratio - Adjusted (1)(4)	56.39%	58.51%	52.93%	51.69%	58.21%
Non-interest expenses to average total assets	1.61%	1.73%	1.64%	1.66%	1.96%
Average interest-earning assets to average interest-bearing liabilities	1.25x	1.26x	1.29x	1.30x	1.28x
Dividend payout ratio (5)	52.78%	75.00%	40.00%	45.45%	31.58%
Asset Quality Ratios:
Non-performing assets to total assets	0.55%	0.61%	0.47%	0.69%	0.81%
Non-accrual loans to total loans	0.58%	0.68%	0.50%	0.68%	0.72%
Allowance for loan losses to non-performing loans (6)	170.22%	157.46%	220.18%	158.43%	139.10%
Allowance for loan losses to total loans	1.09%	1.15%	1.21%	1.29%	1.33%
Capital Ratios:
Tier 1 leverage ratio (7)	10.28%	11.00%	12.03%	12.41%	12.79%
Common equity tier 1 risk-based (7)	13.41%	13.94%	14.75%	15.87%	n/a
Tier 1 risk-based capital (7)	13.41%	13.94%	14.75%	15.87%	17.01%
Total-risk-based capital (7)	14.60%	15.13%	15.99%	17.12%	18.26%
Equity to total assets	11.46%	12.44%	13.48%	15.85%	19.06%
Tangible equity to tangible assets (8)	11.12%	12.10%	13.10%	15.43%	18.60%
Average equity to average assets	12.15%	13.06%	14.52%	17.41%	16.16%
Other Data:
Book value per common share (8)	$10.95	$10.64	$10.53	$10.30	$10.39
Tangible book value per common share (8)	$10.59	$10.31	$10.18	$9.97	$10.08
Number of full service offices	151	156	151	140	132
Full time equivalent employees	1,928	1,931	1,829	1,734	1,682

(1)
Adjusted ratios for the year ended December 31, 2018 exclude a $32.8 million pre-tax loss on the sale of debt securities available-for-sale in December 2018. Adjusted ratios for the year ended December 31, 2017 exclude $49.2 million of income tax expense related to the enactment of the Tax Act in December 2017.

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
A flattening of the yield curve, caused primarily by rising short term interest rates combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment. We continue to actively manage our interest rate risk against a backdrop of a relatively flat yield curve. If short-term interest rates and related deposit competition increase further, we may be subject to near-term net interest margin compression. Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further. In August 2018, we entered into a $1.0 billion asset swap transaction where fixed rate loan payments were exchanged for variable rate payments. This transaction was executed in an effort to reduce our exposure to rising rates. In December 2018, we sold approximately $665.0 million of our lower yielding mortgage-backed debt securities available-for-sale at an after-tax loss of $25.6 million. Proceeds from the sale were reinvested in debt securities yielding on average 160 basis points higher than the securities sold.
Our results of operations are also significantly affected by general economic conditions. While the consumer continues to benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, while recently improving, may be negatively impacted by rising interest rates. In addition, in December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which reduced our federal tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017 which resulted in recognizing a $49.2 million increase to income tax expense for the year ended December 31, 2017 due to the revaluation of the Company’s deferred tax assets.  On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The new state tax legislation resulted in a $2.3 million increase to our net deferred tax asset and a decrease to our state tax expense for the year ended December 31, 2018.
Total assets increased $1.10 billion, or 4.4%, to $26.23 billion at December 31, 2018 from $25.13 billion at December 31, 2017. Net loans increased $1.53 billion, or 7.7%, to $21.38 billion at December 31, 2018 from $19.85 billion at December 31, 2017. Securities decreased $101.3 million, or 2.7%, to $3.68 billion at December 31, 2018 from $3.78 billion at December 31, 2017. During the year ended December 31, 2018, we originated or funded $1.58 billion in multi-family loans, $957.7 million in commercial and industrial loans, $801.8 million in commercial real estate loans, $593.6 million in residential loans, $110.5 million in consumer and other loans and $104.5 million in construction loans. In addition, during February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our commercial and industrial loan portfolio. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentrations and continue to be diligent in our underwriting and credit risk monitoring of these portfolios. The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 11.46% at December 31, 2018 from 12.44% at December 31, 2017. Since the commencement of our first stock repurchase plan post second step stock offering, the Company has repurchased a total of 87.8 million shares at an average cost of $12.12 per share totaling $1.06 billion. Stockholders’ equity was impacted for the year ended December 31, 2018 by the repurchase of 20.4 million shares of common stock for $258.2 million as well as cash dividends of $0.38 per share totaling $113.2 million. On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The new repurchase program commenced immediately upon completion of the third share repurchase program on December 10, 2018.
We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add personnel as our Company grows and our business changes. In August 2016 we entered into an informal agreement with the Federal Deposit Insurance Corporation (“FDIC”) and New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters. Our BSA/AML team has worked diligently to enhance the risk infrastructure procedures and technology, while ensuring its long term sustainability for the Company. In December 2018, the FDIC and the NJDOBI informed the Bank that the informal agreement had been terminated. We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people.

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of December 31, 2018, we consider the following to be our critical accounting policies.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: collectively evaluated and individually evaluated. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable it will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The collectively evaluated component is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the Company’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
Our lending emphasis has been the origination of multi-family loans, commercial real estate loans, commercial and industrial loans, one- to four-family residential mortgage loans secured by one- to four-family residential real estate, construction loans, and consumer loans, the majority of which are home equity loans, home equity lines of credit and cash surrender value lending on life insurance contracts. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. Management uses relevant information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Derivative Financial Instruments. As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the

Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total Assets. Total assets increased by $1.10 billion, or 4.4%, to $26.23 billion at December 31, 2018 from $25.13 billion at December 31, 2017. Net loans increased by $1.53 billion, or 7.7%, to $21.38 billion at December 31, 2018. Securities decreased by $101.3 million, or 2.7%, to $3.68 billion at December 31, 2018 from $3.78 billion at December 31, 2017 and cash and cash equivalents decreased by $421.5 million to $196.9 million at December 31, 2018 from $618.4 million at December 31, 2017.
Net Loans. Net loans increased by $1.53 billion, or 7.7%, to $21.38 billion at December 31, 2018 from $19.85 billion at December 31, 2017. The detail of the loan portfolio (including PCI loans) is below:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$8,165,187	7,802,835
Commercial real estate loans	4,786,825	4,548,101
Commercial and industrial loans	2,389,756	1,625,375
Construction loans	227,015	416,883
Total commercial loans	15,568,783	14,393,194
Residential mortgage loans	5,351,115	5,026,517
Consumer and other	707,866	671,137
Total Loans	21,627,764	20,090,848
Deferred fees, premiums and other, net	(13,811)	(7,778)
Allowance for loan losses	(235,817)	(230,969)
Net loans	$21,378,136	$19,852,101
During the year ended December 31, 2018, we originated or funded $1.58 billion in multi-family loans, $957.7 million in commercial and industrial loans, $801.8 million in commercial real estate loans, $593.6 million in residential loans, $110.5 million in consumer and other loans and $104.5 million in construction loans. The growth in the loan portfolio reflects our continued focus on growing and diversifying our loan portfolio. In addition, during February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases, which is classified within our commercial and industrial portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. In addition to the loans originated for our portfolio, our mortgage subsidiary, Investors Home Mortgage Co., originated residential mortgage loans for sale to third parties totaling $65.5 million for the year ended December 31, 2018. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the year ended December 31, 2018, we purchased loans totaling $448.0 million from these entities.

The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	15	$33.9	3	$2.6	9	$19.5	8	$20.2	5	$15.0
Commercial real estate	35	12.4	39	15.5	36	16.7	38	19.7	37	34.0
Commercial and industrial	14	19.4	14	19.8	13	28.9	19	23.3	11	10.0
Construction	1	0.2	1	0.2	1	0.3	1	0.3	1	0.3
Total commercial loans	65	65.9	57	38.1	59	65.4	66	63.5	54	59.3
Residential and consumer	320	59.0	347	66.3	375	69.2	390	72.5	427	76.4
Total non-accrual loans	385	$124.9	404	$104.4	434	$134.6	456	$136.0	481	$135.7
Accruing troubled debt restructured loans	54	$13.6	59	$13.2	56	$12.8	54	$12.4	49	$11.0
Non-accrual loans to total loans		0.58%		0.50%		0.65%		0.66%		0.68%
Allowance for loan losses as a percent of non-accrual loans		188.78%		221.06%		171.46%		169.97%		170.17%
Allowance for loan losses as a percent of total loans		1.09%		1.10%		1.11%		1.12%		1.15%
Total non-accrual loans decreased to $124.9 million at December 31, 2018 compared to $135.7 million at December 31, 2017. At December 31, 2018, there were $5.8 million of commercial real estate loans and $4.2 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. There were no sales of non-performing loans during the year ended December 31, 2018. For the year ended December 31, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans, resulting in no charge-offs. Classified loans as a percent of total loans increased to 3.18% at December 31, 2018 from 2.17% at December 31, 2017. In assessing and classifying our commercial loan portfolio, the Company places significant emphasis on the borrower’s ability to service its debt. At December 31, 2018, our allowance for loan losses as a percent of total loans was 1.09%. At December 31, 2018, there were $47.8 million of loans deemed as TDRs, of which $28.5 million were residential and consumer loans, $15.5 million were commercial and industrial loans, $2.9 million were commercial real estate loans and $892,000 were multi-family loans. TDRs of $13.6 million were classified as accruing and $34.2 million were classified as non-accrual at December 31, 2018. We continue to proactively and diligently work to resolve our troubled loans.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2018, the Company has deemed potential problem loans totaling $54.1 million, which is comprised of 7 multi-family loans totaling $25.7 million, 15 commercial and industrial loans totaling $10.3 million, 3 construction loans totaling $9.2 million and 8 commercial real estate loans totaling $8.9 million. Management is actively monitoring all of these loans.
The allowance for loan losses increased by $4.8 million to $235.8 million at December 31, 2018 from $231.0 million at December 31, 2017. Our allowance for loan losses is the result of the inherent credit risk, growth and composition of our overall portfolio, as well as the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At December 31, 2018, our allowance for loan losses as a percent of total loans was 1.09%.

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
At December 31, 2018, our securities portfolio represented 14.0% of our total assets. Securities, in the aggregate, decreased by $101.3 million, or 2.7%, to $3.68 billion at December 31, 2018 from $3.78 billion at December 31, 2017. This decrease was a result of sales and paydowns, partially offset by purchases. During December 2018, we sold approximately $665 million of our lower yielding mortgage-backed debt securities available-for-sale for a loss of $32.8 million with the proceeds from the sale reinvested in higher yielding debt securities.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $28.7 million, or 12.4% to $260.2 million at December 31, 2018 from $231.5 million at December 31, 2017. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $211.9 million at December 31, 2018 and $155.6 million at December 31, 2017. During the year ended December 31, 2018, we purchased $125.0 million of bank owned life insurance and surrendered $71.0 million of an older policy. Other assets were $29.3 million at December 31, 2018 and $3.8 million at December 31, 2017.
Deposits.  At December 31, 2018, deposits totaled $17.58 billion, representing 75.7% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
Deposits increased by $222.6 million, or 1.3%, from $17.36 billion at December 31, 2017 to $17.58 billion at December 31, 2018. Total checking accounts decreased $14.3 million to $7.32 billion at December 31, 2018 from $7.33 billion at December 31, 2017. At December 31, 2018, we held $13.01 billion in core deposits, representing 74.0% of total deposits, of which $311.0 million are brokered money market deposits. At December 31, 2018, $4.57 billion, or 26.0%, of our total deposit balances were certificates of deposit, of which included $1.53 billion of brokered certificates of deposit. Although recent increases in interest rates has resulted in consumer preference for and growth in time deposits, we continue to focus on the growth of core deposits as they are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates.
Borrowed Funds.  Borrowings are primarily with the FHLB which are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $974.1 million, or 21.8%, to $5.44 billion at December 31, 2018 from $4.46 billion at December 31, 2017 to help fund the growth of the loan portfolio.
Stockholders’ Equity. Stockholders’ equity decreased by $120.1 million to $3.01 billion at December 31, 2018 from $3.13 billion at December 31, 2017. The decrease was primarily attributed to the repurchase of 20.4 million shares of common stock for $258.2 million and cash dividends of $0.38 per share totaling $113.2 million for the year ended December 31, 2018. These decreases were partially offset by net income of $202.6 million, share-based plan activity of $30.3 million, and other comprehensive income of $18.4 million for the year ended December 31, 2018.
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

	For the Year Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$212,980	$2,435	1.14%	$272,382	$2,164	0.79%	144,610	$342	0.24%
Equity securities	5,754	134	2.33	5,699	139	2.44	6,566	198	3.02
Debt securities available-for-sale	2,042,129	46,057	2.26	1,844,887	37,152	2.01	1,391,807	25,317	1.82
Debt securities held-to-maturity	1,668,106	48,989	2.94	1,704,333	44,923	2.64	1,836,692	42,643	2.32
Net loans	20,498,857	854,595	4.17	19,414,842	783,938	4.04	17,479,932	715,901	4.10
Stock in FHLB	247,513	16,206	6.55	243,409	13,367	5.49	204,735	9,120	4.45
Total interest-earning assets	24,675,339	968,416	3.92	23,485,552	881,683	3.75	21,064,342	793,521	3.77
Non-interest-earning assets	707,370			758,134			779,138
Total assets	$25,382,709			$24,243,686			$21,843,480
Interest-bearing liabilities:
Savings deposits	$2,170,510	$13,240	0.61%	$2,107,363	$8,395	0.40%	$2,096,769	$6,304	0.30%
Interest-bearing checking	4,651,313	62,447	1.34	4,383,110	37,091	0.85	3,381,909	16,268	0.48
Money market accounts	3,837,174	46,394	1.21	4,240,775	34,366	0.81	3,925,095	25,621	0.65
Certificates of deposit	4,149,438	66,564	1.60	3,202,312	33,691	1.05	3,161,843	33,864	1.07
Total interest-bearing deposits	14,808,435	188,645	1.27	13,933,560	113,543	0.81	12,565,616	82,057	0.65
Borrowed funds	4,898,867	99,754	2.04	4,675,626	88,364	1.89	3,816,087	71,279	1.87
Total interest-bearing liabilities	19,707,302	288,399	1.46	18,609,186	201,907	1.08	16,381,703	153,336	0.94
Non-interest-bearing liabilities	2,590,675			2,468,005			2,289,036
Total liabilities	22,297,977			21,077,191			18,670,739
Stockholders’ equity	3,084,732			3,166,495			3,172,741
Total liabilities and stockholders’ equity	$25,382,709			$24,243,686			$21,843,480
Net interest income		$680,017			$679,776			$640,185
Net interest rate spread (1)			2.46%			2.67%			2.83%
Net interest-earning assets (2)	$4,968,037			$4,876,366			$4,682,639
Net interest margin (3)			2.76%			2.89%			3.04%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25			1.26			1.29

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2018 vs. 2017			Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning cash accounts	$(471)	742	271	$310	1,512	1,822
Equities	1	(6)	(5)	(26)	(33)	(59)
Debt securities available-for-sale	3,892	5,013	8,905	8,305	3,530	11,835
Debt securities held-to-maturity	(28)	4,094	4,066	(1,582)	3,862	2,280
Net loans	44,129	26,528	70,657	82,931	(14,894)	68,037
Federal Home Loan Bank stock	225	2,614	2,839	1,719	2,528	4,247
Total interest-earning assets	47,748	38,985	86,733	91,657	(3,495)	88,162
Interest-bearing liabilities:
Savings	254	4,591	4,845	31	2,060	2,091
Interest-bearing checking	2,306	23,050	25,356	4,760	16,063	20,823
Money market accounts	(3,278)	15,306	12,028	2,031	6,714	8,745
Certificates of deposit	9,977	22,896	32,873	447	(620)	(173)
Total deposits	9,259	65,843	75,102	7,269	24,217	31,486
Borrowed funds	4,257	7,133	11,390	16,240	845	17,085
Total interest-bearing liabilities	13,516	72,976	86,492	23,509	25,062	48,571
Increase in net interest income	$34,232	(33,991)	241	$68,148	(28,557)	39,591
Comparison of Operating Results for the Year Ended December 31, 2018 and 2017
Net Income.  Net income for the year ended December 31, 2018 was $202.6 million compared to net income of $126.7 million for the year ended December 31, 2017. Included in net income for the year ended December 31, 2018 was a $32.8 million loss on the sale of debt securities available-for-sale. Included in net income for the year ended December 31, 2017 was a $49.2 million increase to income tax expense related to the enactment of the Tax Act due to the revaluation of the Company’s net deferred tax assets.
Net Interest Income.  Net interest income increased by $241,000 to $680.0 million for the year ended December 31, 2018 from $679.8 million for the year ended December 31, 2017. The net interest margin decreased 13 basis points to 2.76% for the year ended December 31, 2018 from 2.89% for the year ended December 31, 2017.
Interest and Dividend Income. Total interest and dividend income increased by $86.7 million, or 9.8%, to $968.4 million for the year ended December 31, 2018. Interest income on loans increased by $70.7 million, or 9.0%, to $854.6 million for the year ended December 31, 2018, as a result of a $1.08 billion, or 5.6%, increase in the average balance of net loans to $20.50 billion for the year ended December 31, 2018, primarily attributed to organic loan growth and the acquired equipment finance portfolio. In addition, the weighted average yield on net loans increased 13 basis points to 4.17%. Prepayment penalties, which are included in interest income, totaled $20.6 million for the year ended December 31, 2018 compared to $17.3 million for the year ended December 31, 2017. Interest income on all other interest-earning assets, excluding loans, increased by $16.1 million, or 16.4%, to $113.8 million for the year ended December 31, 2018 which is attributable to an increase of 33 basis points to 2.73% in the weighted average yield on interest-earning assets, excluding loans. In addition, the average balance of all other interest earning assets, excluding loans, increased $105.8 million to $4.18 billion for the year ended December 31, 2018.

Interest Expense. Total interest expense increased by $86.5 million, or 42.8%, to $288.4 million for the year ended December 31, 2018. Interest expense on interest-bearing deposits increased $75.1 million, or 66.1%, to $188.6 million for the year ended December 31, 2018. The weighted average cost of interest-bearing deposits increased 46 basis points to 1.27% for the year ended December 31, 2018. In addition, the average balance of total interest-bearing deposits increased $874.9 million, or 6.3%, to $14.81 billion for the year ended December 31, 2018. Interest expense on borrowed funds increased by $11.4 million, or 12.9%, to $99.8 million for the year ended December 31, 2018. The weighted average cost of borrowings increased 15 basis points to 2.04% for the year ended December 31, 2018. In addition, the average balance of borrowed funds increased $223.2 million, or 4.8%, to $4.90 billion for the year ended December 31, 2018.
Non-Interest Income.  Total non-interest income decreased by $25.6 million, or 71.7%, to $10.1 million for the year ended December 31, 2018. Excluding the impact of the sale of securities, total non-interest income was $42.9 million for the year ended December 31, 2018, an increase of $7.3 million, or 20.5%, as compared to the year ended December 31, 2017. This increase is to due a $4.0 million increase in other income primarily attributed to non-depository investment products, an increase of $2.2 million in income on bank owned life insurance and an increase of $1.8 million in fees and service charges.
Non-Interest Expense. Total non-interest expenses were $407.7 million for the year ended December 31, 2018, a decrease of $10.9 million, or 2.6%, as compared to the year ended December 31, 2017. Excluding the impact of the branch closure costs of $2.8 million and $2.5 million in 2018 and 2017, respectively, and the workforce reduction severance benefits of $3.4 million recognized in 2017, total non-interest expenses decreased $7.8 million, or 1.9%, for the year ended December 31, 2018. This decrease is due to professional fees decreasing $23.6 million for the year ended December 31, 2018, largely attributable to lower consulting fees associated with risk management and compliance efforts. This decrease was partially offset by compensation and fringe benefits, excluding severance benefits, increasing $12.2 million as a result of additions to our staff to support the growth and build out of our risk management and operating infrastructure, as well as normal merit increases. In addition, data processing and communication expense increased $3.4 million.
Income Taxes. Income tax expense was $67.8 million and $153.8 million for the years ended December 31, 2018 and December 31, 2017, respectively. The effective tax rate was 25.1% for the year ended December 31, 2018 and 54.8% for the year ended December 31, 2017. The decrease in the effective tax rate is primarily driven by the enactment of the Tax Act. The enactment of the Tax Act in December 2017 resulted in the Company recognizing a $49.2 million increase to income tax expense due to the revaluation of the Company’s deferred tax assets during the year ended December 31, 2017. On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning in 2019. The new legislation resulted in a $2.3 million increase to our net deferred tax asset and a decrease to our state tax expense for the year ended December 31, 2018. Additionally, income tax expense includes the excess tax benefits related to the Company’s stock plans of $1.1 million for the year ended December 31, 2018 and $1.7 million for the year ended December 31, 2017.
Comparison of Operating Results for the Year Ended December 31, 2017 and 2016
Net Income.  Net income for the year ended December 31, 2017 was $126.7 million compared to net income of $192.1 million for the year ended December 31, 2016. Included in net income for 2017 was a $49.2 million increase to income tax expense related to the enactment of the Tax Act due to the revaluation of the Company’s net deferred tax assets.
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
Income Taxes. Income tax expense was $153.8 million and $106.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. In December 2017, the Tax Act was enacted and resulted in the Company recognizing a $49.2 million increase to income tax expense due to the revaluation of the Company’s net deferred tax assets during the year ended December 31, 2017. The effective tax rate was 54.8% for the year ended December 31, 2017 and 35.8% for the year ended December 31, 2016. Additionally, income tax expense includes the excess tax benefits related to the Company’s stock plans of $1.7 million for the year ended December 31, 2017 and $10.4 million for the year ended December 31, 2016.
Management of Market Risk
Qualitative Analysis. One significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the cash flow or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., loan commitments); the effect of loan prepayments, deposit activity; potential differences in the behavior of lending and funding rates arising from the use of different indices; and “yield curve risk” arising from changes in the term structure of interest rates. Changes in market interest rates can affect net interest income by influencing the amount and rate of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and the mix and flow of deposits.
The general objective of our interest rate risk management process is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Committee, which consists of senior management and executives, evaluates the interest rate risk inherent in our balance sheet, our operating environment and capital and liquidity requirements and may modify our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews various Asset Liability Committee reports, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest income and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged instruments can be either assets or liabilities. As of December 31, 2018 and December 31, 2017, the Company had cash flow and fair value hedges with aggregate notional amounts of $2.61 billion and $900.0 million, respectively. In August 2018, we entered into a $1.0 billion asset swap transaction where fixed rate loan payments were exchanged for variable rate payments. This transaction was executed in an effort to reduce the Company’s exposure to rising rates.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities which also includes the evaluation of our balance sheet position. At December 31, 2018, 25% of our total loan portfolio was comprised of residential mortgages, of which approximately 31% was in variable rate products, while 69% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-

rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
Quantitative Analysis. The table below sets forth, as of December 31, 2018, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,837,499	(495,049)	(11.4)%	$615,089	(32,412)	(5.0)%
0bp	$4,332,548	—	—	$647,501	—	—
-100bp	$4,496,931	164,383	3.8%	$666,182	18,681	2.9%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at December 31, 2018, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 11.4% decrease in EVE and a $32.4 million, or 5.0%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 3.8% increase in EVE and an $18.7 million, or 2.9%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
As mentioned above, we use an internally developed asset liability model to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in EVE and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and net interest income table presented above assumes no balance sheet growth and that generally the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the EVE and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our EVE and net interest income.
Liquidity and Capital Resources
Liquidity is the ability to economically meet current and future financial obligations. Our primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other borrowings from correspondent banks.
A primary source of funds is cash provided by cash flows on loans and securities. Principal repayments on loans for the years ended December 31, 2018, 2017 and 2016 were $3.47 billion, $2.81 billion and $3.30 billion, respectively. Principal repayments on securities for the years ended December 31, 2018, 2017 and 2016 were $685.5 million, $660.3 million and $671.3 million, respectively. There were sales of securities during years ended December 31, 2018, 2017 and 2016 of $632.4 million, $102.1 million and $72.2 million, respectively. For the year ended December 31, 2018, the Company received proceeds of $7.3 million from the payoff and paydown of TruPS which resulted in $3.2 million of interest income from securities, as well as a gain of $1.2 million recognized as non-interest income. For the year ended December 31, 2017, the Company received proceeds of $3.1 million from the liquidation of one TruP security. As a result, $1.9 million was recognized as interest income from securities. There was no liquidation of TruPS for the year ended December 31, 2016.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 totaled $275.6 million, $302.4 million and $227.1 million, respectively. For the years ended December 31, 2018, 2017 and 2016 deposits increased $222.6 million, $2.08 billion and $1.22 billion, respectively. Deposit flows are affected by the overall level of and direction of changes in market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
For the year ended December 31, 2018 net borrowed funds increased $974.1 million to help fund the growth of the loan portfolio. For the year ended December 31, 2017 net borrowed funds decreased $84.7 million, and for the year ended December 31, 2016 net borrowed funds increased $1.28 billion.
Our primary use of funds are for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2018, 2017 and 2016, we originated loans of $4.15 billion, $3.60 billion and $5.08 billion, respectively. During the year ended December 31, 2018, excluding loans and leases acquired in the acquisition of the equipment finance portfolio, we purchased loans of $514.0 million. During the years ended December 31, 2017 and 2016, we purchased loans of $540.9 million and $141.6 million, respectively. During the year ended December 31, 2018, 2017 and 2016 we purchased securities of $1.24 billion, $1.15 billion and $1.04 billion, respectively. In addition, we utilized $258.2 million, $59.1 million and $363.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, to repurchase shares of our common stock under our stock repurchase plans.
At December 31, 2018, we had commitments to originate commercial loans of $220.5 million. Additionally, we had commitments to originate residential loans of approximately $93.1 million and purchase residential loans of $120.1 million. Unused home equity lines of credit and undisbursed business and constructions loans totaled approximately $1.50 billion at December 31, 2018. Certificates of deposit due within one year of December 31, 2018 totaled $3.72 billion, or 21.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other retail and commercial deposits and wholesale funding. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018.
Liquidity management is both a short and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $196.9 million. Securities, which provide an additional source of liquidity, totaled $3.68 billion at December 31, 2018. If we require funds beyond our ability to generate them internally, we have wholesale funding alternatives, which provide an additional source of funds. At December 31, 2018, our borrowing capacity at the FHLB was $12.41 billion, of which we had outstanding borrowings of $8.39 billion, which included letters of credit totaling $3.47 billion. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $450.0 million, of which $255.0 million was outstanding at December 31, 2018.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2018. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$1,405,130	$1,875,000	$1,600,551	$305,000	$5,185,681
Repurchase agreements	—	250,000	—	—	250,000
Operating leases	24,377	68,934	61,828	78,738	233,877
Total	$1,429,507	$2,193,934	$1,662,379	$383,738	$5,669,558

The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the year ended December 31, 2018, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed-rate assets. These derivatives had an aggregate notional amount of $2.61 billion as of December 31, 2018. The fair value of derivatives designated as hedging activities as of December 31, 2018 was a liability of $432,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange. In August 2018, we entered into a $1.0 billion asset swap transaction where fixed rate loan payments were exchanged for variable rate payments. This transaction was executed in an effort to reduce the Company’s exposure to rising rates.
Impact of Inflation and Changing Prices
The consolidated financial statements and related notes of Investors Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and    Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale debt securities in combination with the entity’s other deferred tax assets. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Subsequently, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which targets specific areas of improvement such as discontinuation of and adjustments to equity securities without a readily determinable fair value, forward contracts and purchased options. Similarly, the FASB issued ASU 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273”, which supersedes and adds various SEC paragraphs pursuant to the issuance of SAB 117. The Company adopted ASU 2016-01, 2018-03 and 2018-04 on January 1, 2018, which did not have a material impact on the Company’s results of operations, financial position, and liquidity.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU was effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company adopted ASU 2014-09 on January 1, 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard did not have a material impact on the Company’s Consolidated Financial Statements. See Footnote 20, Revenue Recognition, for further details.
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
Accounting Pronouncements Adopted January 1, 2019
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

Lessor accounting remains largely unchanged under the new guidance. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842”, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842) - Targeted Improvements”, which provides an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. In December 2018, the FASB issued ASU 2018-20, which provides an accounting policy election for lessors related to sales and other similar taxes collected from lessees and addresses lessor accounting for variable payments. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. Upon adoption of ASU 2016-02, 2018-01, 2018-11 and 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $191.2 million and $200.7 million, respectively. We expect to elect the practical expedients under ASU 2016-02 such that we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also expect to elect the use of hindsight to determine the lease term and in assessing impairment of right-of-use assets, and we do not expect to apply the recognition requirements under ASU 2016-02 to short-term leases, with short-term being defined by the related accounting guidance. As lessee, we expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts rather than elect the practical expedient to account for the components as a single lease component. As lessor, we expect to elect to account for sales and other similar taxes collected from lessees as lessee costs as provided by ASU 2018-20. With respect to comparative reporting, we expect to apply the optional transition method to adopt the new leases standard, under which we would initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as prescribed in ASU 2018-11. As lessor, we expect to account for the lease and non-lease components as a single component where the lease components would otherwise be accounted for separately under the new revenue guidance provided the non-lease component associated with the lease component is not the predominant component of the combined component as a practical expedient provided by ASU 2018-11. We expect to elect the transitional practical expedient to not evaluate existing or expired land easements in connection with the adoption of ASU 2016-02.
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include sharebased payment transactions for acquiring goods and services from nonemployees and to apply the guidance therein except for specific guidance on inputs to an option pricing model and the attribution of cost; i.e., the period of time over which share based payment awards vest and the pattern of cost recognition over that period. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods and services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted if the entity has already adopted Topic 606. Upon adoption, an entity should remeasure liability-classified awards that have not been settled at date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the first day of the fiscal year of adoption. Upon transition, an entity should measure these nonemployee awards at fair value as of the adoption date but must not remeasure assets that are completed. The Company currently applies the guidance of Topic 718 to its accounting for share-based payment awards to its Board of Directors, and, therefore, ASU 2018-07 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has reviewed its callable debt securities portfolio and determined that, upon adoption of ASU 2017-08 on January 1, 2019, there would not be any impact on the Company’s Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
In October 2018, the FASB issued ASU 2018-16: “Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendment permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. The amendments in this update should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company will evaluate the effect of ASU No. 2018-16 on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15: “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles- Goodwill and Other-Internal-Use Software”. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect ASU No. 2018-15 to have a material impact on the Company’s Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees. The CECL model does not apply to available-

for sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies the scope of the guidance in the amendments in ASU 2016-13 with respect to operating lease receivables. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan and lease losses - will have an offsetting impact on retained earnings.

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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This report appears on page 67.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 21, 2019.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 21, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 21, 2019. Information regarding equity compensation plans is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 21, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 21, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 21, 2019.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Short Hills, New Jersey
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Investors Bancorp, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2019

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(In thousands except share data)
ASSETS
Cash and cash equivalents	$196,891	618,394
Equity securities	5,793	5,701
Debt securities available-for-sale, at estimated fair value	2,122,162	1,982,026
Debt securities held-to-maturity, net (estimated fair value of $1,558,564 and $1,820,125 at December 31, 2018 and 2017, respectively)	1,555,137	1,796,621
Loans receivable, net	21,378,136	19,852,101
Loans held-for-sale	4,074	5,185
Federal Home Loan Bank stock	260,234	231,544
Accrued interest receivable	77,501	72,855
Other real estate owned	6,911	5,830
Office properties and equipment, net	177,432	180,231
Net deferred tax asset	104,411	121,663
Bank owned life insurance	211,914	155,635
Goodwill and intangible assets	99,063	97,665
Other assets	29,349	3,793
Total assets	$26,229,008	25,129,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,580,269	17,357,697
Borrowed funds	5,435,681	4,461,533
Advance payments by borrowers for taxes and insurance	129,891	104,308
Other liabilities	77,837	80,255
Total liabilities	23,223,678	22,003,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at December 31, 2018 and 2017; 286,273,114 and 306,126,087 outstanding at December 31, 2018 and 2017, respectively	3,591	3,591
Additional paid-in capital	2,805,423	2,784,390
Retained earnings	1,173,897	1,084,177
Treasury stock, at cost; 72,797,738 and 52,944,765 shares at December 31, 2018 and 2017, respectively	(884,750)	(633,110)
Unallocated common stock held by the employee stock ownership plan	(81,262)	(84,258)
Accumulated other comprehensive loss	(11,569)	(29,339)
Total stockholders’ equity	3,005,330	3,125,451
Total liabilities and stockholders’ equity	$26,229,008	25,129,244
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$854,595	783,938	715,901
Securities:
Equity	134	139	198
Government-sponsored enterprise obligations	1,080	486	36
Mortgage-backed securities	80,906	70,827	60,211
Municipal bonds and other debt	13,060	10,762	7,713
Interest-bearing deposits	2,435	2,164	342
Federal Home Loan Bank stock	16,206	13,367	9,120
Total interest and dividend income	968,416	881,683	793,521
Interest expense:
Deposits	188,645	113,543	82,057
Borrowed Funds	99,754	88,364	71,279
Total interest expense	288,399	201,907	153,336
Net interest income	680,017	679,776	640,185
Provision for loan losses	12,000	16,250	19,750
Net interest income after provision for loan losses	668,017	663,526	620,435
Non-interest income
Fees and service charges	22,142	20,326	17,148
Income on bank owned life insurance	5,926	3,742	4,423
Gain on loans, net	2,144	3,187	4,787
(Loss) gain on securities, net	(31,604)	1,275	3,100
Gain on sale of other real estate owned, net	923	591	96
Other income	10,550	6,516	7,647
Total non-interest income	10,081	35,637	37,201
Non-interest expense
Compensation and fringe benefits	235,928	227,177	206,698
Advertising and promotional expense	13,054	14,411	8,644
Office occupancy and equipment expense	63,539	61,509	56,220
Federal deposit insurance premiums	17,760	16,610	12,183
General and administrative	2,328	3,030	3,131
Professional fees	15,278	38,853	20,104
Data processing and communication	27,810	24,364	21,043
Other operating expenses	31,983	32,620	30,541
Total non-interest expenses	407,680	418,574	358,564
Income before income tax expense	270,418	280,589	299,072
Income tax expense	67,842	153,845	106,947
Net income	$202,576	126,744	192,125
Basic earnings per share	$0.72	0.44	0.65
Diluted earnings per share	$0.72	0.43	0.64
Weighted average shares outstanding
Basic	281,925,219	290,183,952	297,580,834
Diluted	282,791,859	291,966,475	300,954,885
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$202,576	126,744	192,125
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	2,622	(745)	7,471
Unrealized losses on debt securities available-for-sale	(11,296)	(8,148)	(12,284)
Accretion of loss on debt securities reclassified to held to maturity	599	468	1,092
Reclassification adjustment for security losses (gains) included in net income	24,202	(765)	(1,358)
Other-than-temporary impairment accretion on debt securities	3,085	(1,612)	880
Net (losses) gains on derivatives arising during the period	(836)	6,063	7,424
Total other comprehensive income (loss)	18,376	(4,739)	3,225
Total comprehensive income	$220,952	122,005	195,350
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Year ended December 31, 2018, 2017 and 2016

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands except share data)
Balance at December 31, 2015	$3,591	2,785,503	936,040	(295,412)	(90,250)	(27,825)	3,311,647
Cumulative effect of adopting ASU No. 2016-09	—	(8,051)	8,051	—	—	—	—
Net income	—	—	192,125	—	—	—	192,125
Other comprehensive income, net of tax	—	—	—	—	—	3,225	3,225
Purchase of treasury stock (31,336,369 shares)	—	—	—	(363,410)	—	—	(363,410)
Treasury stock allocated to restricted stock plan (276,890 shares)	—	(3,237)	(85)	3,322	—	—	—
Compensation cost for stock options and restricted stock	—	21,975	—	—	—	—	21,975
Option exercise	—	(34,325)	—	68,642	—	—	34,317
Restricted stock forfeitures (100,205 shares)	—	1,206	(90)	(1,116)	—	—	—
Cash dividend paid ($0.26 per common share)	—	—	(82,291)	—	—	—	(82,291)
ESOP shares allocated or committed to be released	—	2,661	—	—	2,996	—	5,657
Balance at December 31, 2016	3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	126,744	—	—	—	126,744
Effect of adopting ASU No. 2018-02	—	—	4,629	—	—	(4,629)	—
Other comprehensive loss, net of tax	—	—	—	—	—	(110)	(110)
Purchase of treasury stock (4,463,669 shares)	—	—	—	(59,090)	—	—	(59,090)
Treasury stock allocated to restricted stock plan (440,000 shares)	—	(6,329)	1,030	5,299	—	—	—
Compensation cost for stock options and restricted stock	—	20,542	—	—	—	—	20,542
Option exercise	—	(3,689)	—	12,830	—	—	9,141
Restricted stock forfeitures (367,734 shares)	—	4,601	(426)	(4,175)	—	—	—
Cash dividend paid ($0.33 per common share)	—	—	(101,550)	—	—	—	(101,550)
ESOP shares allocated or committed to be released	—	3,533	—	—	2,996	—	6,529
Balance at December 31, 2017	3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	202,576	—	—	—	202,576
Effect of adopting ASU No. 2016-01	—	—	606	—	—	(606)	—
Other comprehensive income, net of tax	—	—	—	—	—	18,376	18,376
Purchase of treasury stock (20,380,355 shares)	—	—	—	(258,175)	—	—	(258,175)
Treasury stock allocated to restricted stock plan (91,982 shares)	—	(1,178)	57	1,121	—	—	—
Compensation cost for stock options and restricted stock	—	18,437	—	—	—	—	18,437
Option exercise	—	(4,280)	—	10,023	—	—	5,743
Restricted stock forfeitures (392,946 shares)	—	4,942	(333)	(4,609)	—	—	—
Cash dividend paid ($0.38 per common share)	—	—	(113,186)		—	—	(113,186)
ESOP shares allocated or committed to be released	—	3,112	—	—	2,996	—	6,108
Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$202,576	126,744	192,125
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	24,545	27,071	27,632
Amortization of premiums and accretion of discounts on securities, net	10,728	15,077	13,702
Amortization of premiums and accretion of fees and costs on loans, net	(6,571)	(4,506)	(4,508)
Amortization of other intangible assets	1,974	2,427	2,881
Provision for loan losses	12,000	16,250	19,750
Depreciation and amortization of office properties and equipment	17,104	17,421	16,190
Loss (gain) on securities, net	31,604	(1,275)	(3,100)
Mortgage loans originated for sale	(65,525)	(140,171)	(245,792)
Proceeds from mortgage loan sales	68,202	175,669	219,078
Gain on sales of mortgage loans, net	(1,566)	(2,384)	(4,154)
Gain on sale of other real estate owned	(923)	(591)	(96)
Income on bank owned life insurance	(5,926)	(3,742)	(4,423)
Increase in accrued interest receivable	(4,646)	(6,886)	(7,406)
Deferred tax expense	15,513	100,008	11,640
(Increase) decrease in other assets	(23,085)	19,840	3,479
Decrease in other liabilities	(429)	(38,542)	(9,862)
Total adjustments	72,999	175,666	35,011
Net cash provided by operating activities	275,575	302,410	227,136
Cash flows from investing activities:
Purchases of loans receivable	(514,040)	(540,898)	(141,562)
Net originations of loans receivable	(703,577)	(807,105)	(1,795,505)
Proceeds from disposition of loans held for investment	578	48,902	10,398
Gain on disposition of loans held for investment	(578)	(803)	(646)
Proceeds from sale of leased equipment	10,899	—	—
Gain on sale of leased equipment	(673)	—	—
Net proceeds from sale of other real estate owned	6,187	4,751	5,021
Proceeds from sales/calls of equity securities	—	1,000	122
Proceeds from principal repayments/calls/maturities of debt securities available for sale	384,181	338,049	302,769
Proceeds from sales of debt securities available for sale	632,444	102,120	57,757
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	301,309	321,294	368,543
Proceeds from sales of debt securities held to maturity	—	—	14,348
Purchases of equity securities	(90)	(86)	(97)
Purchases of debt securities available for sale	(1,182,036)	(785,831)	(744,283)
Purchases of debt securities held to maturity	(54,836)	(364,837)	(295,157)
Proceeds from redemptions of Federal Home Loan Bank stock	252,176	180,599	215,142
Purchases of Federal Home Loan Bank stock	(280,866)	(174,265)	(274,583)
Purchases of office properties and equipment	(14,305)	(20,235)	(21,088)
Death benefit proceeds from bank owned life insurance	3,618	10,047	875
Purchases of bank owned life insurance	(125,000)	—	—
Proceeds from surrender of bank owned life insurance contract	71,029	—	—
Cash paid for acquisition	(340,183)	—	—

Net cash used in investing activities	(1,553,763)	(1,687,298)	(2,297,946)
Cash flows from financing activities:
Net increase in deposits	222,572	2,076,864	1,217,177
Funds borrowed (repayments of funds borrowed) under other repurchase agreements	120,000	(23,000)	—
Net increase (decrease) in borrowed funds	854,148	(61,718)	1,283,161
Net increase (decrease) in advance payments by borrowers for taxes and insurance	25,583	(1,543)	(2,870)
Dividends paid	(113,186)	(101,550)	(82,291)
Exercise of stock options	5,743	9,141	34,317
Purchase of treasury stock	(258,175)	(59,090)	(363,410)
Net cash provided by financing activities	856,685	1,839,104	2,086,084
Net (decrease) increase in cash and cash equivalents	(421,503)	454,216	15,274
Cash and cash equivalents at beginning of period	618,394	164,178	148,904
Cash and cash equivalents at end of period	$196,891	618,394	164,178
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	6,674	5,913	3,351
Cash paid during the year for:
Interest	275,525	197,810	152,807
Income taxes	69,271	101,948	117,127
Acquisitions:
Non-cash assets acquired:
Loans	330,747	—	—
Goodwill and other intangible assets, net	4,975	—	—
Total non-cash assets acquired	335,722	—	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiary (collectively, the Company) conform to U.S. generally accepted accounting principles (“GAAP”), and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the years ended December 31, 2018, 2017 and 2016 are not necessarily indicative of the results of operations that may be expected for subsequent years.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of deferred tax assets, impairment judgments and fair value regarding securities, stock based compensation and derivative instruments involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
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
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $67.5 million at December 31, 2018 and $68.3 million at December 31, 2017.

(c)	Securities
The Company’s securities portfolio includes equity securities, debt securities held-to-maturity and debt securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell a debt security prior to maturity, it is classified as held-to-maturity. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are mortgage-backed securities which the Company may sell prior to maturity. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Discounts and premiums on debt securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Realized gains and losses are recognized when securities are sold or called using the specific identification method. Unrealized gains and losses on equity securities are recognized in the Consolidated Statements of Income.
The Company periodically evaluates the securities portfolio for other-than-temporary impairment. Other-than-temporary impairment means the Company believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt Securities”, when a held-to-maturity or available-for-sale debt security is assessed for other-than-temporary impairment, the Company has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a debt security for which a determination has been made that a debt security is other-than-temporarily impaired, an other-than-temporary impairment loss is recognized in the Consolidated Statements of Income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a debt security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in non-interest income as a component of gain (loss) on securities, net in the Consolidated Statements of Income, while the amount related to other factors is recorded as an adjustment to accumulated other comprehensive income, net of tax. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
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
Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, adjusted for unamortized premiums, unearned discounts, deferred origination fees and costs, net purchase accounting adjustments, hedged items and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on purchased loans and net loan origination fees and costs are deferred and amortized to interest income over the estimated life of the loan as an adjustment to yield.
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
Loans held-for-sale are carried at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

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
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. At December 31, 2018, the carrying value is the cash surrender value of $211.9 million. At December 31, 2017, the carrying value is the cash surrender value of $147.6 million and a claims stabilization reserve of $8.0 million. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date on which a contract is surrendered. The Company satisfied these conditions at December 31, 2018 and 2017. During the year ended December 31, 2018, the Company purchased $125.0 million of bank owned life insurance and surrendered the policies with the claims stabilization reserve and deferred acquisition costs for full settlement of $71.0 million.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2018, the carrying amount of our goodwill totaled $82.5 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For the year ended December 31, 2018, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
    Our FHLB borrowings are advances collateralized by our residential and commercial mortgage portfolios. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $450.0 million, of which $255.0 million was outstanding at December 31, 2018.
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
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“SERP II”) and the Supplemental ESOP and Retirement Plan (“SERP I”) (collectively, the “SERPs”). The SERP II is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation and Benefits Committee of the Board of Directors. More specifically, the SERP II was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra DB Plan and SERP I.
Effective as of the close of business of December 31, 2016, the SERP II was amended to freeze future benefit accruals, and for certain participants, structure the benefits payable attributable solely to the participants’ 2016 year of service to vest over a two-year period such that the participants had a right to 50% of their accrued benefits attributable to their 2016 year of service as of December 31, 2016, which became 100% vested as of December 31, 2017.

The Company has a 401(k) plan covering substantially all employees. The Company currently matches 50% of the first 8% contributed by participants and recognizes expense as its contributions are made. In addition, the 401(k) plan includes a discretionary profit sharing plan for eligible employees.
The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of ASC 718-40, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants due to the repayment of the loan by the ESOP to the Company.
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
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

2. Stock Transactions
Stock Repurchase Programs
On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence its first repurchase program since completion of its second step conversion. On June 30, 2015, the Company’s second repurchase program began upon completion of the first program. On April 28, 2016, the Company announced its third share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 31,481,189 shares. The third program commenced immediately upon completion of the second program on June 17, 2016.
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018.
During the year ended December 31, 2018, the Company purchased 20,380,355 shares at a cost of $258.2 million, or approximately $12.67 per share. During the year ended December 31, 2017, the Company purchased 4,463,669 shares at a cost of $59.1 million, or approximately $13.24 per share. During the year ended December 31, 2016, the Company purchased 31,336,369 shares at a cost of $363.4 million, or approximately $11.60 per share.
For the years ended December 31, 2018, 2017 and 2016, shares repurchased include 395,233, 313,269 and 256,405 shares, respectively, withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.
Cash Dividends
Since September 2012, we have paid a quarterly cash dividend. Our dividend payout ratio for the year ended December 31, 2018, 2017 and 2016 were 53%, 75% and 40%.

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

4. Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $5.8 million and $5.7 million as of December 31, 2018 and December 31, 2017, respectively. Realized gains and losses from sales of equity securities, as well as changes in fair value of equity securities still held at the reporting date, are recognized in the Consolidated Statements of Income. The Company adopted FASB ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and    Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) on January 1, 2018 resulting in the cumulative-effect adjustment of $606,000 reflected in the consolidated statement of stockholders’ equity. The update supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income (loss).

The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2018	2017
	(in thousands)
Net gains recognized during the period on equity securities	$2	$—
Less: Net gains recognized during the period on equity securities sold	—	—
Unrealized gains recognized during the period on equity securities	$2	$—

Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated:

	At December 31, 2018
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$988,348	6,492	8,190	986,650
Federal National Mortgage Association	980,546	3,560	15,550	968,556
Government National Mortgage Association	165,211	1,745	—	166,956
Total debt securities available-for-sale	$2,134,105	11,797	23,740	2,122,162

	At December 31, 2018
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$41,258	—	41,258	—	1,236	40,022
Municipal bonds	25,513	—	25,513	942	—	26,455
Corporate and other debt securities	66,295	15,854	50,441	36,592	—	87,033
Total debt securities held-to-maturity	133,066	15,854	117,212	37,534	1,236	153,510
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	402,231	595	401,636	112	9,413	392,335
Federal National Mortgage Association	955,237	689	954,548	535	22,687	932,396
Government National Mortgage Association	81,741	—	81,741	—	1,418	80,323
Total mortgage-backed securities held-to-maturity	1,439,209	1,284	1,437,925	647	33,518	1,405,054
Total debt securities held-to-maturity	$1,572,275	17,138	1,555,137	38,181	34,754	1,558,564

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale debt securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity debt securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other than temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet.

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

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale debt securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity debt securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other-than-temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet.
At December 31, 2018, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At December 31, 2018 the TruPS had a carrying value and estimated fair value of $45.4 million and $82.0 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at December 31, 2018 had a carrying value and estimated fair value of $43.1 million and $76.9 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Investment securities with a carrying value of $726.4 million and an estimated fair value of $711.3 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at December 31, 2018, by contractual maturity, are shown below.

	December 31, 2018
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$21,493	21,493
Due after one year through five years	—	—
Due after five years through ten years	50,278	50,018
Due after ten years	45,441	81,999
Total	$117,212	153,510

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017, were as follows:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$97,137	994	288,916	7,196	386,053	8,190
Federal National Mortgage Association	125,389	2,098	489,337	13,452	614,726	15,550
Total debt securities available-for-sale	$222,526	3,092	778,253	20,648	1,000,779	23,740
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$—	—	40,022	1,236	40,022	1,236
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,045	553	339,534	8,860	390,579	9,413
Federal National Mortgage Association	214,400	2,449	663,671	20,238	878,071	22,687
Government National Mortgage Association	35,499	492	44,824	926	80,323	1,418
Total mortgage-backed securities held-to-maturity	300,944	3,494	1,048,029	30,024	1,348,973	33,518
Total debt securities held-to-maturity	$300,944	3,494	1,088,051	31,260	1,388,995	34,754
Total	$523,470	6,586	1,866,304	51,908	2,389,774	58,494

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$365,078	3,115	220,744	6,085	585,822	9,200
Federal National Mortgage Association	684,327	6,276	447,310	13,103	1,131,637	19,379
Government National Mortgage Association	14,981	283	23,227	1,086	38,208	1,369
Total debt securities available-for-sale	$1,064,386	9,674	691,281	20,274	1,755,667	29,948
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$42,596	685	—	—	42,596	685
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$290,340	2,946	111,849	2,493	402,189	5,439
Federal National Mortgage Association	369,484	2,380	430,955	9,900	800,439	12,280
Government National Mortgage Association	51,126	867	—	—	51,126	867
Total mortgage-backed securities held-to-maturity	710,950	6,193	542,804	12,393	1,253,754	18,586
Total debt securities held-to-maturity	$753,546	6,878	542,804	12,393	1,296,350	19,271
Total	$1,817,932	16,552	1,234,085	32,667	3,052,017	49,219
At December 31, 2018, the majority of gross unrealized losses primarily relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by the increase in intermediate-term market interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled TruPS. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At December 31, 2018, 2017 and 2016 management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, non-credit related OTTI recorded on the previously impaired TruPS was $15.9 million ($11.4 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance of credit related OTTI, beginning of period	$85,768	95,743	100,200
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(4,703)	(6,164)	(4,457)
Reductions for securities sold or paid off during the period	(470)	(3,811)	—
Balance of credit related OTTI, end of period	$80,595	85,768	95,743

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2018, the Company received proceeds of $632.4 million on its lower yielding mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized losses of $32.8 million. Proceeds from the sale were reinvested in higher yielding debt securities.
There were no sales of equity securities or debt securities in the held-to-maturity portfolio for the year ended December 31, 2018; however, the Company received proceeds of $7.3 million from the payoff and paydown of TruPS which resulted in $3.2 million of interest income from securities, as well as a gain of $1.2 million recognized as non-interest income. In addition, in accordance with ASU 2016-01, the Company recognized unrealized gains on equity securities of $2,000 for the year ended December 31, 2018.
For the year ended December 31, 2017, the Company received proceeds of $102.1 million on pools of mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized gains of $1.3 million and gross realized losses of $69,000. There were no sales of equity securities or debt securities held-to-maturity for the year ended December 31, 2017; however, the Company received proceeds of $3.1 million from the liquidation of a TruP security. As a result, $1.9 million was recognized as interest income from securities.
For the year ended December 31, 2016, the Company received proceeds of $57.9 million on equity securities and pools of mortgage-backed securities sold from the available-for-sale portfolio resulting in a gross realized gain of $2.3 million. For the year ended December 31, 2016, the Company received proceeds of $14.3 million on a pool of mortgage-backed securities sold from the held-to-maturity portfolio resulting in a gross realized gain of $836,000. These securities met the criteria of principal pay downs under 85% of the original investment amount and therefore did not result in a tainting of the held-to-maturity portfolio. The Company sells securities when, in management’s assessment, market pricing presents an economic benefit that outweighs holding such securities, and when securities with smaller balances become cost prohibitive to carry.

5. Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Multi-family loans	$8,165,187	7,802,835
Commercial real estate loans	4,783,095	4,541,347
Commercial and industrial loans	2,389,756	1,625,375
Construction loans	227,015	416,883
Total commercial loans	15,565,053	14,386,440
Residential mortgage loans	5,350,504	5,025,266
Consumer and other loans	707,746	670,820
Total loans excluding PCI loans	21,623,303	20,082,526
PCI loans	4,461	8,322
Deferred fees, premiums and other, net (1)	(13,811)	(7,778)
Allowance for loan losses	(235,817)	(230,969)
Net loans	$21,378,136	19,852,101
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of the period	$230,969	228,373	218,505
Loans charged off	(24,090)	(19,209)	(14,997)
Recoveries	16,938	5,555	5,115
Net charge-offs	(7,152)	(13,654)	(9,882)
Provision for loan losses	12,000	16,250	19,750
Balance at end of the period	$235,817	230,969	228,373
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

For the years ended December 31, 2018 and 2017, the Company recorded charge-offs of $379,000 and $96,000, respectively, related to PCI loans acquired.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: collectively evaluated and individually evaluated. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The collectively evaluated component is determined by segregating the remaining loans by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Reserves for each loan segment or the loss factors are generally determined based on the Company’s historical loss experience over a look-back period determined to provide the appropriate amount of data to accurately estimate expected losses as of period end. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each historical loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The loss factors may also be adjusted to account for qualitative or environmental factors that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. Management uses relevant information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2018 and 2017:

	December 31, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(2,603)	(7,200)	(7,078)	—	(5,246)	(1,963)	—	(24,090)
Recoveries	17	5,213	9,478	—	2,193	37	—	16,938
Provision	3,993	(5,701)	14,121	(4,123)	1,994	1,929	(213)	12,000
Ending balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Individually evaluated for impairment	$—	—	—	—	2,082	72	—	2,154
Collectively evaluated for impairment	82,876	48,449	71,084	7,486	18,694	3,030	2,044	233,663
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Loans:
Individually evaluated for impairment	$32,046	6,623	19,624	—	27,884	570	—	86,747
Collectively evaluated for impairment	8,133,141	4,776,472	2,370,132	227,015	5,322,620	707,176	—	21,536,556
Loans acquired with deteriorated credit quality	—	3,730	—	—	611	120	—	4,461
Balance at December 31, 2018	$8,165,187	4,786,825	2,389,756	227,015	5,351,115	707,866	—	21,627,764

	December 31, 2017
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2016	$95,561	52,796	43,492	11,653	19,831	2,850	2,190	228,373
Charge-offs	(6)	(8,072)	(5,656)	(100)	(4,875)	(500)	—	(19,209)
Recoveries	1,677	549	200	—	2,816	313	—	5,555
Provision	(15,763)	10,864	16,527	56	4,063	436	67	16,250
Ending balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Individually evaluated for impairment	$—	—	—	—	1,678	97	—	1,775
Collectively evaluated for impairment	81,469	56,137	54,563	11,609	20,157	3,002	2,257	229,194
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969

Loans:
Individually evaluated for impairment	$14,776	29,736	8,989	—	26,376	879	—	80,756
Collectively evaluated for impairment	7,788,059	4,511,611	1,616,386	416,883	4,998,890	669,941	—	20,001,770
Loans acquired with deteriorated credit quality	—	6,754	—	—	1,251	317	—	8,322
Balance at December 31, 2017	$7,802,835	4,548,101	1,625,375	416,883	5,026,517	671,137	—	20,090,848
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans the Company analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. In assessing and classifying our commercial loan portfolio, the Company places significant emphasis on the borrower’s ability to service its debt. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
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
The following tables present the risk category of loans as of December 31, 2018 and December 31, 2017 by class of loans excluding PCI loans:

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,462,056	1,061,168	313,498	328,465	—	—	8,165,187
Commercial real estate	3,910,282	552,080	162,488	158,245	—	—	4,783,095
Commercial and industrial	1,647,130	571,620	53,861	117,145	—	—	2,389,756
Construction	163,503	35,774	9,200	18,538	—	—	227,015
Total commercial loans	12,182,971	2,220,642	539,047	622,393	—	—	15,565,053
Residential mortgage	5,268,234	12,082	7,712	62,476	—	—	5,350,504
Consumer and other	694,432	8,443	1,650	3,221	—	—	707,746
Total	$18,145,637	2,241,167	548,409	688,090	—	—	21,623,303

	December 31, 2017
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,791,999	702,384	154,125	154,327	—	—	7,802,835
Commercial real estate	3,751,790	528,179	105,089	156,289	—	—	4,541,347
Commercial and industrial	1,102,304	443,669	37,944	41,458	—	—	1,625,375
Construction	272,882	109,252	34,454	295	—	—	416,883
Total commercial loans	11,918,975	1,783,484	331,612	352,369	—	—	14,386,440
Residential mortgage	4,926,002	14,272	7,749	77,243	—	—	5,025,266
Consumer and other	657,515	6,270	521	6,514	—	—	670,820
Total	$17,502,492	1,804,026	339,882	436,126	—	—	20,082,526

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2018 and December 31, 2017 by class of loans, excluding PCI loans:

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$23,098	2,572	33,683	59,353	8,105,834	8,165,187
Commercial real estate	5,491	3,511	2,415	11,417	4,771,678	4,783,095
Commercial and industrial	2,988	867	4,560	8,415	2,381,341	2,389,756
Construction	9,200	—	227	9,427	217,588	227,015
Total commercial loans	40,777	6,950	40,885	88,612	15,476,441	15,565,053
Residential mortgage	13,811	7,712	39,255	60,778	5,289,726	5,350,504
Consumer and other	8,524	1,650	2,830	13,004	694,742	707,746
Total	$63,112	16,312	82,970	162,394	21,460,909	21,623,303

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,263	7,652	203	15,118	7,787,717	7,802,835
Commercial real estate	19,355	778	11,519	31,652	4,509,695	4,541,347
Commercial and industrial	4,855	—	75	4,930	1,620,445	1,625,375
Construction	—	295	—	295	416,588	416,883
Total commercial loans	31,473	8,725	11,797	51,995	14,334,445	14,386,440
Residential mortgage	15,191	8,739	54,900	78,830	4,946,436	5,025,266
Consumer and other	6,357	521	5,755	12,633	658,187	670,820
Total	$53,021	17,985	72,452	143,458	19,939,068	20,082,526
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	December 31, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	15	$33,940	5	$14,978
Commercial real estate	35	12,391	37	34,043
Commercial and industrial	14	19,394	11	9,989
Construction	1	227	1	295
Total commercial loans	65	65,952	54	59,305
Residential mortgage and consumer	320	58,961	427	76,422
Total non-accrual loans	385	$124,913	481	$135,727
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2018 and December 31, 2017, these loans are comprised of the following:

	December 31, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	2	$2,817	1	$10
Commercial and industrial	2	9,762	—	—
Total commercial loans	4	12,579	1	10
Residential mortgage and consumer	26	4,006	24	4,103
Total TDR with payment status current classified as non-accrual	30	$16,585	25	$4,113
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	December 31, 2018		December 31, 2017
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Multi-family	—	$—	1	$918
Commercial real estate	—	—	2	14,321
Total commercial loans	—	—	3	15,239
Residential mortgage and consumer	11	1,810	13	1,995
Total TDR 30-89 days delinquent classified as non-accrual	11	$1,810	16	$17,234
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2018, PCI loans with a carrying value of $4.5 million included $4.1 million of which were current, $229,000 of which were 30-89 days delinquent and $248,000 of which were 90 days or more delinquent. As of December 31, 2017, PCI loans with a carrying value of $8.3 million included $7.1 million of which were current, $203,000 of which were 30-89 days delinquent and $1.0 million of which were 90 days or more delinquent.
At December 31, 2018 and 2017, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $86.7 million and $80.8 million, respectively, with allocations of the allowance for loan losses of $2.2 million and $1.8 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, interest income received and recognized on these loans totaled $904,000 and $1.5 million, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	12,626	17,130	—	11,907	167
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,828	16,498	2,154	15,627	280
Total:
Multi-family	32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	28,454	33,628	2,154	27,534	447
Total impaired loans	$86,747	106,046	2,154	88,019	904

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	12,357	16,236	—	12,100	430
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,898	15,461	1,775	14,767	386
Total:
Multi-family	14,776	14,819	—	14,365	249
Commercial real estate	29,736	37,288	—	29,974	404
Commercial and industrial	8,989	12,008	—	8,681	28
Construction	—	—	—	—	—
Total commercial loans	53,501	64,115	—	53,020	681
Residential mortgage and consumer	27,255	31,697	1,775	26,867	816
Total impaired loans	$80,756	95,812	1,775	79,887	1,497
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

The following tables present the total TDR loans at December 31, 2018 and December 31, 2017. There were five residential PCI loans that were classified as TDRs at December 31, 2018. There were four residential PCI loans that were classified as TDRs at December 31, 2017.

	December 31, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$892	1	$892
Commercial real estate	—	—	3	2,859	3	2,859
Commercial and industrial	2	2,070	4	13,479	6	15,549
Total commercial loans	2	2,070	8	17,230	10	19,300
Residential mortgage and consumer	52	11,550	79	16,908	131	28,458
Total	54	$13,620	87	$34,138	141	$47,758

	December 31, 2017
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$918	1	$918
Commercial real estate	—	—	4	14,489	4	14,489
Commercial and industrial	—	—	1	1,287	1	1,287
Total commercial loans	—	—	6	16,694	6	16,694
Residential mortgage and consumer	49	10,957	71	16,298	120	27,255
Total	49	$10,957	77	$32,992	126	$43,949

The following tables present information about TDRs that occurred during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018			2017
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$929	$929
Commercial real estate	4	3,664	3,492	3	20,225	15,787
Commercial and industrial	5	14,682	14,682	—	—	—
Residential mortgage and consumer	23	4,813	4,813	27	5,445	5,345

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were charge offs of $214,000 for collateral dependent TDRs during the year ended December 31, 2018. Of this amount, one borrower subsequently repaid the full amount of outstanding loan principal which resulted in a recovery of $172,000. There were $4.8 million of charge-offs for collateral dependent TDRs during the year ended December 31, 2017. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.2 million and $1.8 million for the periods at December 31, 2018 and 2017, respectively.
Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs had their maturity extended.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018			2017
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Multi-family	—	—%	—%	1	5.75%	5.75%
Commercial real estate	4	4.42%	4.42%	3	4.67%	4.67%
Commercial and industrial	5	5.96%	5.96%	—	—%	—%
Residential mortgage and consumer	23	5.10%	4.26%	27	4.36%	3.37%
Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2018 consisted of 3 residential loans, 2 commercial real estate loans and 1 multi family loan with a recorded investment of $584,000, $568,000 and $892,000, respectively, at December 31, 2018. Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2017 consisted of 6 residential loans, 2 commercial real estate loans and 1 multi-family loan with a recorded investment of $442,000, $14.4 million and $918,000, respectively, at December 31, 2017.
Non-Performing Loan Sales
For the year ended December 31, 2018, there were no sales of non-performing loans. For the year ended December 31, 2017, the Company sold $48.1 million of non-performing commercial real estate and multi-family loans resulting in no charge-offs.

6. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Land	$18,364	19,884
Office buildings	73,960	83,659
Leasehold improvements	130,803	112,485
Furniture, fixtures and equipment	105,118	92,650
Construction in process	3,786	6,567
	332,031	315,245
Less accumulated depreciation and amortization	154,599	135,014
	$177,432	180,231
Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $17.1 million, $17.4 million and $16.2 million, respectively.

7. Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Mortgage servicing rights	$11,712	13,228
Core deposit premiums	4,050	6,024
Other	755	842
Total other intangible assets	16,517	20,094
Goodwill	82,546	77,571
Goodwill and intangible assets	$99,063	97,665

For the year ended December 31, 2018, the increase in goodwill reflects the acquisition of the equipment finance portfolio. See Note 3.
The following table summarizes other intangible assets as of December 31, 2018 and December 31, 2017:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2018
Mortgage Servicing Rights	$19,808	(7,921)	(175)	11,712
Core Deposit Premiums	25,058	(21,008)	—	4,050
Other	1,150	(395)	—	755
Total other intangible assets	$46,016	(29,324)	(175)	16,517

December 31, 2017
Mortgage Servicing Rights	$20,236	(6,886)	(122)	13,228
Core Deposit Premiums	25,058	(19,034)	—	6,024
Other	1,150	(308)	—	842
Total other intangible assets	$46,444	(26,228)	(122)	20,094
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.62 billion and $1.77 billion at December 31, 2018 and 2017, respectively, all of which relate to residential mortgage loans. At December 31, 2018 and 2017, the servicing asset, included in intangible assets, had an estimated fair value of $14.9 million and $15.0 million, respectively. For the year ended December 31, 2018, fair value was based on expected future cash flows considering a weighted average discount rate of 12.50%, a weighted average constant prepayment rate on mortgages of 8.52% and a weighted average life of 7.3 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2019	$409	$1,521	$87
2020	425	1,112	87
2021	440	756	67
2022	451	466	57
2023	461	195	57

8. Deposits
Deposits are summarized as follows:

	December 31,
	2018			2017
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Non-interest bearing:
Checking accounts	—%	$2,535,848	14.42%	—%	$2,424,608	13.97%
Interest-bearing:
Checking accounts	1.53%	4,783,563	27.21%	0.91%	4,909,054	28.28%
Money market deposits	1.55%	3,641,070	20.71%	0.90%	4,243,545	24.45%
Savings	0.64%	2,048,941	11.66%	0.48%	2,320,228	13.37%
Certificates of deposit	1.35%	4,570,847	26.00%	1.13%	3,460,262	19.93%
Total Deposits	1.16%	$17,580,269	100.00%	0.77%	$17,357,697	100.00%

Included in the above balances for the years ended December 31, 2018 and December 31, 2017 are money market deposits of $311.0 million and $709.7 million, respectively, obtained through brokers and certificates of deposit of $1.53 billion and $759.5 million, respectively, obtained through brokers.

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2018	2017
	(In thousands)
Within one year	$3,724,359	2,841,219
One to two years	631,928	388,261
Two to three years	148,773	97,091
Three to four years	41,953	65,116
After four years	23,834	68,575
	$4,570,847	3,460,262
The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.87 billion and $2.37 billion at December 31, 2018 and December 31, 2017, respectively.

Interest expense on deposits consists of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Checking accounts	$62,447	37,091	16,268
Money market deposits	46,394	34,366	25,621
Savings	13,240	8,395	6,304
Certificates of deposit	66,564	33,691	33,864
Total	$188,645	113,543	82,057

9. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2018		2017
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
Other brokers	$250,000	2.67%	$130,481	1.87%
Other borrowed funds:
FHLB advances	4,930,681	2.16%	4,331,052	1.96%
Other	255,000	2.60%	—	—%
Total other borrowed funds:	5,185,681	2.18%	4,331,052	1.96%
Total borrowed funds	$5,435,681	2.20%	$4,461,533	1.96%
Borrowed funds had scheduled maturities as follows:

	December 31,
	2018		2017
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Within one year	$1,405,130	2.24%	$861,481	2.18%
One to two years	1,175,000	2.06%	719,349	1.80%
Two to three years	950,000	2.26%	975,000	1.95%
Three to four years	700,551	1.98%	700,000	2.00%
Four to five years	900,000	2.19%	700,703	1.98%
After five years	305,000	2.90%	505,000	1.77%
Total borrowed funds	$5,435,681	2.20%	$4,461,533	1.96%
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

The amortized cost and fair value of the underlying securities used as collateral for borrowings are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$280,356	411,933
Total amortized cost of collateral	$280,356	411,933
Fair value of collateral:
Mortgage-backed securities	$273,884	404,331
Total fair value of collateral	$273,884	404,331

During the years ended December 31, 2018, 2017 and 2016, the maximum month-end balance of the repurchase agreements was $280.0 million, $153.0 million and $153.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2018, 2017 and 2016 was $202.0 million, $149.0 million and $153.0 million, respectively, and the average interest rate was 2.68%, 2.11% and 2.16%, respectively.
At December 31, 2018, our borrowing capacity at the FHLB was $12.41 billion, of which the Company had outstanding borrowings of $8.39 billion, which included letters of credit totaling $3.47 billion. In addition, the Bank had access to unsecured overnight borrowings (Fed Funds) with other financial institutions totaling $450.0 million, of which $255.0 million was outstanding at December 31, 2018.

10. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current tax expense:
Federal	$34,668	47,101	82,708
State	17,661	6,736	12,599
	52,329	53,837	95,307
Deferred tax expense (benefit):
Federal	16,979	105,044	8,107
State	(1,466)	(5,036)	3,533
	15,513	100,008	11,640
Total income tax expense	$67,842	153,845	106,947

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
“Expected” federal income tax expense	$56,788	98,206	104,675
State tax, net	12,487	6,051	9,887
Impact of tax reform	(2,284)	49,164	—
Tax exempt interest	(974)	(1,094)	(799)
Non-deductible FDIC premiums	1,636	—	—
Bank owned life insurance	(1,242)	(1,310)	(1,548)
Excess tax benefits from employee share-based payments	(1,073)	(1,722)	(7,735)
ESOP fair market value adjustment	653	1,237	931
Non-deductible compensation	2,187	1,451	1,602
Other	(336)	1,862	(66)
Total income tax expense	$67,842	153,845	106,947
The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax asset:
Employee benefits	$27,315	21,201
Deferred compensation	845	994
Allowance for loan losses	67,079	67,307
Net unrealized loss on securities	7,643	12,542
ESOP	3,623	3,518
Allowance for delinquent interest	318	283
Fair value adjustments related to acquisitions	15,189	12,750
Charitable contribution carryforward	888	720
Loan origination costs	8,325	7,964
State NOL	3,604	3,996
Other	1,457	1,720
Gross deferred tax asset	136,286	132,995
Valuation allowance	—	(284)
	136,286	132,711
Deferred tax liability:
Intangible assets	89	71
Mortgage servicing rights	3,555	4,039
Premises and equipment	4,161	1,664
Net unrealized gain on hedging activities	4,946	5,274
Equipment financing(1)	19,124	—
Gross deferred tax liability	31,875	11,048
Net deferred tax asset	$104,411	121,663

(1) During 2018, the Company completed the acquisition of an equipment finance portfolio. At December 31, 2018, the deferred tax liability associated with the portfolio largely represents the accelerated tax depreciation allowed by the Tax Act.

A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2018, there was no valuation allowance. At December 31, 2017, the valuation allowance was $284,000.
Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measures its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. On July 1, 2018, New Jersey Assembly Bill 4202 was signed into law, providing significant revisions to New Jersey’s Corporation Business Tax laws. The new legislation provided for temporary increases to the corporate income tax rate for tax years beginning on or after January 1, 2018, as well as mandatory combined reporting effective for tax years beginning after 2018. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was an increase of $2.3 million. On December 22, 2017, the President signed into law the Tax Act. The new law reduced the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was a decrease of $49.2 million.
Based on the Company’s standalone future state taxable income, a valuation allowance was previously established for the portion of the state tax benefit related to a prior year charitable contribution that is not more likely than not to be realized. At December 31, 2018, the Company’s valuation allowance pertaining to the charitable contribution was reversed due to the enactment of the New Jersey tax reform within the reporting period, which allows for charitable contributions at the Company’s standalone entity level to be subtracted from the combined group’s entire net income in future years, thus resulting in the projection of full utilization of the charitable deduction.
Based upon projections of future taxable income and the ability to carry forward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax asset.
Retained earnings at December 31, 2018 included approximately $45.2 million for which deferred income taxes of approximately $13.7 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2018 and 2017.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Pennsylvania. As of December 31, 2018, the Company is no longer subject to federal income tax examination for years prior to 2015. Investors Bank and its affiliates are currently under audit by the New York State Department of Taxation and Finance for tax years 2013 and 2014. The Company is no longer subject to income tax examination by New Jersey and New York for years prior to 2014 and 2013, respectively.

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
The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of December 31, 2016, the annual benefit provided under the Pentegra DB Plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 with no further benefits accrued subsequent to December 31, 2016.

The funded status (fair value of plan assets divided by funding target) as of July 1, 2018 and 2017 was 90.00% and 93.06%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2018.
The Company’s required contribution and pension cost was $3.8 million, $1.6 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The accrued pension liability was $751,000 and $499,000 at December 31, 2018 and 2017, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s expected contribution for the 2019 plan year is approximately $4.6 million.
SERPs, Directors’ Plan and Other Postretirement Benefits Plan
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“SERP II”) and the Supplemental ESOP and Retirement Plan (“SERP I”) (collectively, the “SERPs”). The SERP II is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation and Benefits Committee of the Board of Directors. More specifically, the SERP II was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra DB Plan and the SERP I.
Effective as of the close of business of December 31, 2016, the SERP II was amended to freeze future benefit accruals, and for certain participants, structure the benefits payable attributable solely to the participants’ 2016 year of service to vest over a two-year period such that the participants had a right to 50% of their accrued benefits attributable to their 2016 year of service as of December 31, 2016, which became 100% vested as of December 31, 2017.
The SERP I compensates certain executives (as designated by the Compensation and Benefits Committee of the Board of Directors) participating in the ESOP whose contributions are limited by the Internal Revenue Code. The Company also maintains the Amended and Restated Director Retirement Plan (“Directors’ Plan”) for certain directors, which is a nonqualified, defined benefit plan. The Directors’ Plan was frozen on November 21, 2006 such that no new benefits accrued under, and no new directors were eligible to participate in the plan. The SERPs and the Directors’ Plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The following table sets forth information regarding the SERP II and the Directors’ Plan:

	December 31,
	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$42,901	40,296
Service cost	—	1,486
Interest cost	1,419	1,513
Gain due to change in mortality assumption	(100)	(260)
(Gain) loss due to change in discount rate	(2,822)	2,270
Loss (gain) due to demographic changes	122	(1,375)
Actuarial gain	(435)	(196)
Benefits paid	(861)	(833)
Benefit obligation at end of year	40,224	42,901
Funded status	$(40,224)	(42,901)
The unfunded pension benefits of $40.2 million and $42.9 million at December 31, 2018 and 2017, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2018 and 2017, are summarized in the following table.

	December 31,
	2018	2017
	(In thousands)
Prior service cost	$—	—
Net actuarial loss	2,997	6,738
Total amounts recognized in accumulated other comprehensive loss	$2,997	6,738
The accumulated benefit obligation for the SERP II and the Directors’ Plan was $37.2 million and $36.2 million at December 31, 2018 and 2017, respectively. The measurement date for our SERP II and Directors’ Plan is December 31 for the years ended December 31, 2018 and 2017.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Discount rate	3.99%	3.34%
Rate of compensation increase	—%	—%
The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Service cost	$—	1,486	2,088
Interest cost	1,419	1,513	1,895
Amortization of:
Prior service cost	—	—	—
Net loss	506	458	2,055
Total net periodic benefit cost	$1,925	3,457	6,038
The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.34%	3.80%	3.99%
Rate of compensation increase	—%	—%	4.36%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2019	$854
2020	2,056
2021	2,699
2022	2,677
2023	2,892
2024 through 2028	14,471
401(k) Plan
The Company has a 401(k) plan covering substantially all employees provided they meet the eligibility age requirement of age 21. For the years ended December 31, 2018 and 2017, the Company matched 50% of the first 8% contributed by the participants to the 401(k) plan. For the year ended December 31, 2016 the Company matched 50% of the first 6% contributed by participants. For the years ended December 31, 2018 and 2017, the 401(k) plan included a discretionary profit sharing contribution of 1% of eligible earnings for eligible employees. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016 were $4.8 million, $4.9 million and $2.6 million, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company’s initial public stock offering in October 2005, the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $3.92 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2018 was $88.9 million.

Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge pro-rata for allocation to participants as loan payments are made.
At December 31, 2018, shares allocated to participants were 5,622,856 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 11,842,448 at December 31, 2018, and had a fair value of $123.2 million. ESOP compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 was $5.5 million, $5.8 million and $5.4 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The SERP I also provides supplemental benefits to certain executives as designated by the Compensation and Benefits Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by ESOP’s benefit formula due to the Internal Revenue Code. During the year ended December 31, 2018, the decline in our stock price resulted in a compensation benefit related to this plan of $672,000. During the years ended December 31, 2017 and 2016, compensation expense related to this plan amounted to $262,000 and $766,000, respectively.
Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the year ended December 31, 2018, the Company granted 91,982 shares of restricted stock awards under the 2015 Plan. During the year ended December 31, 2018, it was determined that the performance-based stock awards granted during 2015 were achieved at 70% of target based upon the performance criteria. This resulted in 70% of these performance-based stock awards being earned and converted to time-based stock awards that vest over a service period and the balance being forfeited.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the year ended December 31, 2018, the Company granted 50,000 stock options under the 2015 Plan.
During the year ended December 31, 2017, the Compensation and Benefits Committee approved the issuance of 440,000 restricted stock awards and 93,800 stock options to certain officers under the 2015 Plan. During the year ended December 31, 2016, the Compensation and Benefits Committee approved the issuance of 276,890 restricted stock awards and 201,440 stock options to certain officers under the 2015 Plan.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

	For the Year Ended December 31,
	2018	2017	2016
Weighted average expected life (in years)	6.50	6.50	7.00
Weighted average risk-free rate of return	2.80%	2.05%	1.67%
Weighted average volatility	17.71%	24.12%	24.05%
Dividend yield	2.78%	2.45%	1.93%
Weighted average fair value of options granted	$1.94	$2.91	$2.80
Total stock options granted	50,000	93,800	201,440

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

The following table presents the share based compensation expense for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Stock option expense	$5,554	5,994	6,556
Restricted stock expense	12,799	14,548	15,419
Total share based compensation expense	$18,353	20,542	21,975
The following is a summary of the status of the Company’s restricted shares as of December 31, 2018 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	4,940,335	$12.67
Granted	91,982	12.80
Vested	(1,161,624)	12.66
Forfeited	(392,946)	12.58
Non-vested at December 31, 2018	3,477,747	$12.69
Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2018 is $35.3 million over a weighted average period of 3.15 years.
The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	11,469,417	$12.00	7.0	$21,587
Granted	50,000	12.95	9.5
Exercised	(828,348)	6.93	1.0
Forfeited	(228,875)	12.60
Expired	(246,147)	10.62
Outstanding at December 31, 2018	10,216,047	$12.43	6.5	$522
Exercisable at December 31, 2018	5,121,771	$12.34	6.4	$522
The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 were $1.94, $2.91 and $2.80 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2018 is $15.2 million over a weighted average period of 2.80 years.

12. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2018, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $24.4 million, $23.7 million and $22.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2019	$24,377
2020	23,790
2021	23,427
2022	21,717
2023	20,678
Thereafter	119,888
$233,877
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
At December 31, 2018, the Company had commitments to originate total commercial loans of $220.5 million. Additionally, the Company had commitments to originate residential loans of approximately $93.1 million and purchase residential loans of $120.1 million. Unused home equity lines of credit and undisbursed business and construction lines totaled approximately $1.50 billion at December 31, 2018. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
Our portfolio contains interest-only residential mortgage loans. At December 31, 2018 and 2017, interest-only residential and consumer loans represented less than 1% of the residential and consumer portfolio. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. As of December 31, 2018 and 2017, these loans represented less than 10% of the total commercial loan portfolio. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the year ended December 31, 2018, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed-rate assets. These derivatives had an aggregate notional amount of $2.61 billion as of December 31, 2018. The fair value of derivatives designated as hedging activities as of December 31, 2018 was a liability of $432,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange. The Company has also entered into derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements. The fair value of the derivatives resulting from such arrangements and not designated as hedging activities was a liability of $66,000 as of December 31, 2018.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2018, the Company had commitments of approximately $15.4 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $10.0 million to sell loans at December 31, 2018. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $30.0 million at December 31, 2018. The fair values of these obligations were immaterial at December 31, 2018. At December 31, 2018, the Company had no commercial letters of credit outstanding.

13. Derivatives and Hedging Activities
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s floating rate borrowings and pools of fixed-rate assets.

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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $7.7 million will be reclassified as a decrease to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed rate assets.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
Derivatives Not Designated as Hedges
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company’s existing credit derivatives result from participations in interest rate swaps provided to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

Fair Values of Derivative Instruments on the Balance Sheet

	Asset Derivatives					Liability Derivatives
	At December 31, 2018		At December 31, 2017		At December 31, 2018			At December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)	(In millions)		(In thousands)	(In millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other assets	$—	Other assets	$—	$2,605	Other liabilities	$432	$900	Other liabilities	$613
Total derivatives designated as hedging instruments		$—		$—			$432			$613

Derivatives not designated as hedging instruments:
Other Contracts	Other assets	$—	Other assets	$—	$18.3	Other liabilities	$66	$—	Other liabilities	$—
Total derivatives not designated as hedging instruments		$—		$—			$66			$—

Effective January 1, 2017, the Chicago Mercantile Exchange (“CME”) amended their rules to legally characterize the variation margin posted between counterparties to be classified as settlements of the outstanding derivative contracts instead of cash collateral. The Company adopted the new rule on a prospective basis to include the accrued interest and variation margin posted by the CME in the fair value.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) as of December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of gain recognized in other comprehensive income (loss)	$893	$2,049
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to interest expense	2,056	(4,160)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2018 and 2017.

		Years Ended December 31,
		2018	2017
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$294	$—
Derivatives designated as hedging instruments	Interest income on loans	(366)	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income	Interest expense on borrowings	2,056	(4,160)
Amount of gain or (loss) reclassified from accumulated other comprehensive income as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$1,984	$(4,160)

As of December 31, 2018 and 2017, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at December 31, 2017:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Balance sheet location	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Loans receivable, net (1)	$1,005,294	$—	$294	$—
(1) At December 31, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.24 billion; the cumulative basis adjustments associated with these hedging relationships was $0.3 million; and the amounts of the designated hedged items were $1.01 billion.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2018. There were no derivative financial instruments that are not designated as hedging instruments as of December 31, 2017:

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative
		Years Ended December 31,
		2018
		(In thousands)
Other Contracts	Other income / (expense)	$211
Total		$211

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 14, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
December 31, 2018
Liabilities:
Derivative contracts	$498	$—	$498	$—	$—	$498
Total	$498	$—	$498	$—	$—	$498

December 31, 2017
Liabilities:
Derivative contracts	$613	$—	$613	$—	$—	$613
Total	$613	$—	$613	$—	$—	$613

14. Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our debt securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity debt securities, mortgage servicing rights (“MSR”), loans receivable and other real estate owned. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
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
Debt securities available-for-sale
Our debt available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The fair values of debt securities available-for-sale are based upon quoted prices for similar instruments in active markets (Level 2). The pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

Derivatives
Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swap and risk participation agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017.

	Carrying Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Equity securities	$5,793	5,793	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	986,650	—	986,650	—
Federal National Mortgage Association	968,556	—	968,556	—
Government National Mortgage Association	166,956	—	166,956	—
Total debt securities available-for-sale	$2,122,162	—	2,122,162	—
Liabilities:
Derivatives:
Interest rate swaps	$432	—	432	—
Other contracts	66	—	66	—
Total derivatives	$498	—	498	—

	Carrying Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Equity securities	$5,701	5,701	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	640,242	—	640,242	—
Federal National Mortgage Association	1,303,576	—	1,303,576	—
Government National Mortgage Association	38,208	—	38,208	—
Total debt securities available-for-sale	$1,982,026	—	1,982,026	—
Liabilities:
Derivatives:
Interest rate swaps	$613	—	613	—
There have been no changes in the methodologies used at December 31, 2018 from December 31, 2017, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2018.
There were no Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2018 and December 31, 2017.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2018, the fair value model used prepayment speeds ranging from 4.98% to 27.30% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. At December 31, 2017, the fair value model used prepayment speeds ranging from 5.56% to 23.22% and a discount rate of 13.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Impaired Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraiser for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Appraisals were generally discounted in a range of 0% to 25%. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2018 and December 31, 2017. For the three months ended December 31, 2018 and 2017, there was no change to the carrying value of MSR or loans held for sale measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2018
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0%	83.0%	11.20%	15,148	—	—	15,148
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	10.50%	241	—	—	241
						$15,389	—	—	15,389

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2017
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0%	45.0%	21.00%	30,445	—	—	30,445
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	21.65%	$263	—	—	263
						$30,708	—	—	30,708
Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.

Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity
Our debt securities held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. Management utilizes various inputs to determine the fair value of the portfolio. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$196,891	196,891	196,891	—	—
Equities	5,793	5,793	5,793	—	—
Debt securities available-for-sale	2,122,162	2,122,162	—	2,122,162	—
Debt securities held-to-maturity	1,555,137	1,558,564	—	1,476,565	81,999
FHLB stock	260,234	260,234	260,234	—	—
Loans held for sale	4,074	4,074	—	4,074	—
Net loans	21,378,136	21,085,185	—	—	21,085,185
Financial liabilities:
Deposits, other than time deposits	$13,009,422	13,009,422	13,009,422	—	—
Time deposits	4,570,847	4,546,991	—	4,546,991	—
Borrowed funds	5,435,681	5,398,553	—	5,398,553	—
Derivative financial instruments	498	498	—	498	—

	December 31, 2017
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$618,394	618,394	618,394	—	—
Equities	5,701	5,701	5,701	—	—
Debt securities available-for-sale	1,982,026	1,982,026	—	1,982,026	—
Debt securities held-to-maturity	1,796,621	1,820,125	—	1,738,906	81,219
FHLB stock	231,544	231,544	231,544	—	—
Loans held for sale	5,185	5,185	—	5,185	—
Net loans	19,852,101	20,003,717	—	—	20,003,717
Financial liabilities:
Deposits, other than time deposits	$13,897,435	13,897,435	13,897,435	—	—
Time deposits	3,460,262	3,438,673	—	3,438,673	—
Borrowed funds	4,461,533	4,437,346	—	4,437,346	—
Derivative financial instruments	613	613	—	613	—
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

15. Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 1.875% on January 1, 2018. The Conservation Buffer completed its phase in by increasing to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2018 the Company and the Bank met the currently applicable Conservation Buffer of 1.875%.
As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company’s category.

The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2018 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Bank:
Tier 1 Leverage Ratio (1)	$2,660,183	10.28%	$1,034,893	4.000%	$1,293,616	5.00%
Common equity tier 1 risk-based	2,660,183	13.41%	1,264,973	6.375%	1,289,776	6.50%
Tier 1 Risk-Based Capital	2,660,183	13.41%	1,562,613	7.875%	1,587,417	8.00%
Total Risk-Based Capital	2,896,998	14.60%	1,959,467	9.875%	1,984,271	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio (1)	$2,925,743	11.29%	$1,036,821	4.000%	n/a	n/a
Common equity tier 1 risk-based	2,925,743	14.71%	1,267,950	6.375%	n/a	n/a
Tier 1 Risk-Based Capital	2,925,743	14.71%	1,566,291	7.875%	n/a	n/a
Total Risk-Based Capital	3,162,558	15.90%	1,964,080	9.875%	n/a	n/a

	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
Bank:
Tier 1 Leverage Ratio (1)	$2,732,757	11.00%	$993,750	4.000%	$1,242,188	5.00%
Common equity tier 1 risk-based	2,732,757	13.94%	1,127,081	5.750%	1,274,092	6.50%
Tier 1 Risk-Based Capital	2,732,757	13.94%	1,421,102	7.250%	1,568,113	8.00%
Total Risk-Based Capital	2,964,721	15.13%	1,813,131	9.250%	1,960,141	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio (1)	$3,072,783	12.36%	$994,164	4.000%	n/a	n/a
Common equity tier 1 risk-based	3,072,783	15.67%	1,127,662	5.750%	n/a	n/a
Tier 1 Risk-Based Capital	3,072,783	15.67%	1,421,835	7.250%	n/a	n/a
Total Risk-Based Capital	3,304,747	16.85%	1,814,066	9.250%	n/a	n/a
(1) For purposes of calculating Tier 1 leverage ratio, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.
(2) Prompt corrective action provisions do not apply to the bank holding company.

16. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2018	2017
	(In thousands)
Assets:
Cash and due from bank	$145,570	194,848
Equity securities	1,033	903
Debt securities held-to-maturity (estimated fair value of $5,034 and $5,075 at December 31, 2018 and 2017, respectively)	5,000	5,000
Investment in subsidiary	2,739,770	2,800,867
ESOP loan receivable	88,885	90,794
Other assets	38,604	42,196
Total Assets	$3,018,862	3,134,608
Liabilities and Stockholders’ Equity:
Total liabilities	$13,531	9,157
Total stockholders’ equity	3,005,331	3,125,451
Total Liabilities and Stockholders’ Equity	$3,018,862	3,134,608
Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income:
Interest on ESOP loan receivable	$4,086	3,481	3,084
Dividend from subsidiary	289,200	131,400	30,000
Interest on deposit with subsidiary	2	2	2
Interest and dividends on investments	256	277	132
Gain on securities, net	130	—	72
Other income	11	2	—
	293,685	135,162	33,290
Expenses:
Interest expense	193	144	120
Other expenses	2,671	2,578	3,933
Income before income tax expense	290,821	132,440	29,237
Income tax expense	43	276	452
Income before undistributed earnings of subsidiary	290,778	132,164	28,785
(Dividend in excess of earnings) equity in undistributed earnings of subsidiary	(88,202)	(5,420)	163,340
Net income	$202,576	126,744	192,125

 Other Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$202,576	126,744	192,125
Other comprehensive income, net of tax:
Unrealized gain on securities	—	534	543
Total other comprehensive income	—	534	543
Total comprehensive income	$202,576	127,278	192,668

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$202,576	126,744	192,125
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend in excess of earnings (equity in undistributed earnings of subsidiary)	88,202	5,420	(163,340)
Gain on securities transactions, net	(130)	—	(72)
Decrease in other assets	19,409	14,678	14,805
Increase in other liabilities	4,374	1,346	(3,655)
Net cash provided by operating activities	314,431	148,188	39,863
Cash flows from investing activities:
Purchases of debt securities held-to-maturity	—	—	(5,000)
Proceeds from principal repayments on equity securities	—	1,000	72
Principal collected on ESOP loan	1,909	2,045	2,050
Net cash provided by (used in) investing activities	1,909	3,045	(2,878)
Cash flows from financing activities:
Purchase of treasury stock	(258,175)	(59,090)	(363,410)
Exercise of stock options	5,743	9,141	34,317
Dividends paid	(113,186)	(101,550)	(82,291)
Net cash used in financing activities	(365,618)	(151,499)	(411,384)
Net decrease in cash and due from bank	(49,278)	(266)	(374,399)
Cash and due from bank at beginning of year	194,848	195,114	569,513
Cash and due from bank at end of year	$145,570	194,848	195,114

17. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2018 and 2017.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$231,567	238,402	244,026	254,421
Interest expense	59,083	67,101	77,100	85,115
Net interest income	172,484	171,301	166,926	169,306
Provision for loan losses	2,500	4,000	2,000	3,500
Net interest income after provision for loan losses	169,984	167,301	164,926	165,806
Non-interest income	9,110	11,478	10,287	(20,794)
Non-interest expenses	101,085	102,584	101,788	102,223
Income before income tax expense	78,009	76,195	73,425	42,789
Income tax expense	20,084	19,098	19,201	9,459
Net income	$57,925	57,097	54,224	33,330
Basic earnings per common share	$0.20	0.20	0.19	0.12
Diluted earnings per common share	$0.20	0.20	0.19	0.12

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$210,094	215,508	225,764	230,317
Interest expense	42,975	48,452	54,853	55,627
Net interest income	167,119	167,056	170,911	174,690
Provision for loan losses	4,000	6,000	1,750	4,500
Net interest income after provision for loan losses	163,119	161,056	169,161	170,190
Non-interest income	9,703	9,320	8,395	8,219
Non-interest expenses	99,558	106,268	103,274	109,474
Income before income tax expense	73,264	64,108	74,282	68,935
Income tax expense	27,244	24,475	28,437	73,689
Net income (loss)	$46,020	39,633	45,845	(4,754)
Basic earnings (loss) per common share	$0.16	0.14	0.16	(0.02)
Diluted earnings (loss) per common share	$0.16	0.14	0.16	(0.02)

18. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$202,576	$126,744	$192,125

Shares
Weighted-average common shares outstanding - basic	281,925,219	290,183,952	297,580,834
Effect of dilutive common stock equivalents(1)	866,640	1,782,523	3,374,051
Weighted-average common shares outstanding - diluted	282,791,859	291,966,475	300,954,885

Earnings per common share
Basic	$0.72	$0.44	$0.65
Diluted	$0.72	$0.43	$0.64
(1) For the years ended December 31, 2018, 2017 and 2016, there were 9,761,548, 10,246,677, and 19,046,222 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

19. Comprehensive Income

The components of comprehensive income, gross and net of tax, are as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$270,418	(67,842)	202,576	280,589	(153,845)	126,744	299,072	(106,947)	192,125
Other comprehensive income (loss):
Change in funded status of retirement obligations	3,647	(1,025)	2,622	313	(1,058)	(745)	12,452	(4,981)	7,471
Unrealized losses on debt securities available-for-sale	(15,925)	4,629	(11,296)	(7,714)	(434)	(8,148)	(19,399)	7,115	(12,284)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	834	(235)	599	1,243	(775)	468	1,846	(754)	1,092
Reclassification adjustment for security losses (gains) included in net income	32,848	(8,646)	24,202	(1,275)	510	(765)	(2,264)	906	(1,358)
Other-than-temporary impairment accretion on debt securities	4,291	(1,206)	3,085	1,614	(3,226)	(1,612)	1,488	(608)	880
Net (losses) gains on derivatives arising during the period	(1,163)	327	(836)	6,209	(146)	6,063	12,550	(5,126)	7,424
Total other comprehensive income (loss)	24,532	(6,156)	18,376	390	(5,129)	(4,739)	6,673	(3,448)	3,225
Total comprehensive income	$294,950	(73,998)	220,952	280,979	(158,974)	122,005	305,745	(110,395)	195,350

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2018 and 2017:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than-temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	2,622	599	12,906	3,085	(836)	18,376
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)

Balance - December 31, 2016	$(4,895)	(1,988)	(12,271)	(12,870)	7,424	(24,600)
Net change	188	398	(2,113)	(2,256)	3,673	(110)
Reclassification due to the adoption of ASU No. 2018-02	(933)	70	(6,800)	644	2,390	(4,629)
Balance - December 31, 2017	$(5,640)	$(1,520)	$(21,184)	$(14,482)	$13,487	$(29,339)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2018	2017
	(In thousands)
Reclassification adjustment for losses (gains) included in net income
Loss (gain) on securities, net	$32,848	(1,275)
Change in funded status of retirement obligations
Adjustment of net obligation	(137)	(20)
Amortization of net loss	517	479
Compensation and fringe benefits	380	459
Reclassification adjustment for unrealized (gains) losses on derivatives
Interest expense	(2,056)	4,161
Total before tax	31,172	3,345
Income tax expense	(8,226)	(1,213)
Net of tax	$22,946	2,132

20. Revenue Recognition
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” on January 1, 2018.  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  Revenue associated with financial instruments, including loans, leases, securities and derivatives, that are accounted for under other U.S. GAAP are specifically excluded from Topic 606.
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

Revenue from contracts with customers included in fees and service charges was $13.4 million, $12.9 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Revenue from contracts with customers included in other income was $8.3 million, $4.9 million and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

21. Recent Accounting Pronouncements
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and    Measurement of Financial Assets and Financial Liabilities.” This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale debt securities in combination with the entity’s other deferred tax assets. Entities should apply the amendment by means of a cumulative effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Subsequently, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which targets specific areas of improvement such as discontinuation of and adjustments to equity securities without a readily determinable fair value, forward contracts and purchased options. Similarly, the FASB issued ASU 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273”, which supersedes and adds various SEC paragraphs pursuant to the issuance of SAB 117. The Company adopted ASU 2016-01, 2018-03 and 2018-04 on January 1, 2018, which did not have a material impact on the Company’s results of operations, financial position, and liquidity.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU was effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”; and ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company adopted ASU 2014-09 on January 1, 2018. As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard did not have a material impact on the Company’s Consolidated Financial Statements. See Footnote 20, Revenue Recognition, for further details.
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
Accounting Pronouncements Adopted January 1, 2019
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. The update also requires new quantitative disclosures related to leases in the Consolidated Financial Statements. There are practical expedients in this update that relate to leases that commenced before the effective date, initial direct costs and the use of hindsight to extend or terminate a lease or purchase the leased asset. Lessor accounting remains largely unchanged under the new guidance. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842”, which provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842) - Targeted Improvements”, which provides an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. In December 2018, the FASB issued ASU 2018-20, which provides an accounting policy election for lessors related to sales and other similar taxes collected from lessees and addresses lessor accounting for variable payments. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. Upon adoption of ASU 2016-02, 2018-01, 2018-11 and 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $191.2 million and $200.7 million, respectively. We expect to elect the practical expedients under ASU 2016-02 such that we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also expect to elect the use of hindsight to determine the lease term and in assessing impairment of right-of-use assets, and we do not expect to apply the recognition requirements under ASU 2016-02 to short-term leases, with short-term being defined by the related accounting guidance. As lessee, we expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts rather than elect the practical expedient to account for the components as a single lease component. As lessor, we expect to elect to account for sales and other similar taxes collected from lessees as lessee costs as provided by ASU 2018-20. With respect to comparative reporting, we expect to apply the optional transition method to adopt the new leases standard, under which we would initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as prescribed in ASU 2018-11. As lessor, we expect to account for the lease and non-lease components as a single component where the lease components would otherwise be accounted for separately under the new revenue guidance provided the non-lease component associated with the lease component is not the predominant component of the combined component as a practical expedient provided by ASU 2018-11. We expect to elect the transitional practical expedient to not evaluate existing or expired land easements in connection with the adoption of ASU 2016-02.
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include sharebased payment transactions for acquiring goods and services from nonemployees and to apply the guidance therein except for specific guidance on inputs to an option pricing model and the attribution of cost; i.e., the period of time over which share based payment awards vest and the pattern of cost recognition over that period. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods and services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted if the entity has already adopted Topic 606. Upon adoption, an entity should remeasure liability-classified awards that have not been settled at date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the first day of the fiscal year of adoption. Upon transition, an entity should measure these nonemployee awards at fair value as of the adoption date but must not remeasure assets that are completed. The Company currently applies the guidance of Topic 718 to its accounting for share-based payment awards to its Board of Directors, and, therefore, ASU 2018-07 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has reviewed its callable debt securities portfolio and determined that, upon adoption of ASU 2017-08 on January 1, 2019, there would not be any impact on the Company’s Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
In October 2018, the FASB issued ASU 2018-16: “Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendment permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. The amendments in this update should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company will evaluate the effect of ASU No. 2018-16 on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15: “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles- Goodwill and Other-Internal-Use Software”. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect ASU No. 2018-15 to have a material impact on the Company’s Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies the scope of the guidance in the amendments in ASU 2016-13 with respect to operating lease receivables. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan and lease losses - will have an offsetting impact on retained earnings.

22. Subsequent Events
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
On January 30, 2019, the Company declared a cash dividend of $0.11 per share. The $0.11 dividend per share was paid to stockholders on February 25, 2019, with a record date of February 11, 2019.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Acknowledgement and Consent Agreement between Kevin Cummings and Investors Bancorp, Inc. (12)

10.3	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.4	Acknowledgement and Consent Agreement between Domenick Cama and Investors Bancorp, Inc. (12)

10.5	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.6	Amendment to Amended and Restated Employment Agreement with Richard S. Spengler (3)

10.7	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (4)

10.8	Amendment to Amended and Restated Employment Agreement with Paul Kalamaras (3)

10.9	Acknowledgement and Consent Agreement between Paul Kalamaras and Investors Bancorp, Inc. (13)

10.10	Employment Agreement Investors Bancorp, Inc. and Sean Burke (5)

10.11	Amendment to Employment Agreement with Sean Burke (3)

10.12	Investors Bancorp, Inc. 2015 Equity Incentive Plan (6)

10.13	First Amendment to the Investors Bancorp, Inc. 2015 Equity Incentive Plan (11)

10.14	Investors Bancorp, Inc. 2006 Equity Incentive Plan (7)

10.15	Investors Bank Executive Officer Annual Incentive Plan (8)

10.16	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan (1)

10.17	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.18	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated December 19, 2016 (10)

10.19	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan dated February 29, 2016 (10)

10.20	Investors Bank Amended and Restated Director Retirement Plan (1)

10.21	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.22	Investors Bank Deferred Directors Fee Plan (1)

10.23	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (9)

10.24	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (9)

10.25	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (9)

10.26	Agreement between Investors Bancorp, Inc. and Blue Harbour Group, L.P. (11)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)
Incorporated by reference to the Amended Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File No. 333-192966) filed with the Securities and Exchange Commission on February 11, 2014.

(10)
Incorporated by reference to Exhibits 10.15 and 10.16 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on March 1, 2017.

(11)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2017.

(12)
Incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on July 10, 2018.

(13)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on December 7, 2018.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: March 1, 2019	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2019

/s/ Domenick Cama Domenick Cama	Director, President and Chief Operating Officer	March 1, 2019

/s/ Sean Burke Sean Burke	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 1, 2019

/s/ Robert C. Albanese Robert C. Albanese	Director	March 1, 2019

/s/ Dennis M. Bone Dennis M. Bone	Director	March 1, 2019

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 1, 2019

/s/ Peter H. Carlin Peter H. Carlin	Director	March 1, 2019

/s/ William Cosgrove William Cosgrove	Director	March 1, 2019

/s/ James Garibaldi James Garibaldi	Director	March 1, 2019

/s/ Michele N. Siekerka Michele N. Siekerka	Director	March 1, 2019

/s/ Paul N. Stathoulopoulos Paul N. Stathoulopoulos	Director	March 1, 2019

/s/ James H. Ward III James H. Ward III	Director	March 1, 2019