Form 10-Q
period 2019-03-31
Investors Bancorp, Inc.
filed 2019-05-10
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ISBC	The NASDAQ Stock Market
As of May 3, 2019, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 278,715,537 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Cash and cash equivalents	$186,083	196,891
Equity securities	5,880	5,793
Debt securities available-for-sale, at estimated fair value	2,156,340	2,122,162
Debt securities held-to-maturity, net (estimated fair value of $1,536,684 and $1,558,564 at March 31, 2019 and December 31, 2018, respectively)	1,516,600	1,555,137
Loans receivable, net	21,503,110	21,378,136
Loans held-for-sale	6,827	4,074
Federal Home Loan Bank stock	258,949	260,234
Accrued interest receivable	82,417	77,501
Other real estate owned	6,989	6,911
Office properties and equipment, net	177,465	177,432
Operating lease right-of-use assets	187,560	—
Net deferred tax asset	101,499	104,411
Bank owned life insurance	213,491	211,914
Goodwill and intangible assets	98,551	99,063
Other assets	43,879	29,349
Total assets	$26,545,640	26,229,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,629,999	17,580,269
Borrowed funds	5,549,587	5,435,681
Advance payments by borrowers for taxes and insurance	148,277	129,891
Operating lease liabilities	197,281	—
Other liabilities	64,666	77,837
Total liabilities	23,589,810	23,223,678
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at March 31, 2019 and December 31, 2018; 280,066,465 and 286,273,114 outstanding at March 31, 2019 and December 31, 2018, respectively	3,591	3,591
Additional paid-in capital	2,810,832	2,805,423
Retained earnings	1,191,020	1,173,897
Treasury stock, at cost; 79,004,387 and 72,797,738 shares at March 31, 2019 and December 31, 2018, respectively	(958,425)	(884,750)
Unallocated common stock held by the employee stock ownership plan	(80,513)	(81,262)
Accumulated other comprehensive loss	(10,675)	(11,569)
Total stockholders’ equity	2,955,830	3,005,330
Total liabilities and stockholders’ equity	$26,545,640	26,229,008
See accompanying notes to consolidated financial statements.
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$224,890	204,722
Securities:
Equity	37	35
Government-sponsored enterprise obligations	266	274
Mortgage-backed securities	23,630	20,022
Municipal bonds and other debt	2,522	2,258
Interest-bearing deposits	535	455
Federal Home Loan Bank stock	4,337	3,801
Total interest and dividend income	256,217	231,567
Interest expense:
Deposits	65,422	36,376
Borrowed funds	28,117	22,707
Total interest expense	93,539	59,083
Net interest income	162,678	172,484
Provision for loan losses	3,000	2,500
Net interest income after provision for loan losses	159,678	169,984
Non-interest income
Fees and service charges	6,176	5,458
Income on bank owned life insurance	1,577	1,286
Gain on loans, net	433	257
Gain (loss) on securities, net	64	(46)
Gain on sale of other real estate owned, net	224	153
Other income	2,720	2,002
Total non-interest income	11,194	9,110
Non-interest expense
Compensation and fringe benefits	60,998	59,061
Advertising and promotional expense	3,612	2,087
Office occupancy and equipment expense	16,171	16,578
Federal deposit insurance premiums	3,300	4,500
General and administrative	484	500
Professional fees	2,940	4,402
Data processing and communication	7,999	6,123
Other operating expenses	7,905	7,834
Total non-interest expenses	103,409	101,085
Income before income tax expense	67,463	78,009
Income tax expense	19,305	20,084
Net income	$48,158	57,925
Basic earnings per share	$0.18	0.20
Diluted earnings per share	$0.18	0.20
Weighted average shares outstanding
Basic	267,664,063	287,685,531
Diluted	268,269,730	289,131,916
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$48,158	57,925
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	13	103
Unrealized gains (losses) on debt securities available-for-sale	16,239	(22,723)
Accretion of loss on debt securities reclassified to held to maturity	113	167
Other-than-temporary impairment accretion on debt securities	180	216
Net (losses) gains on derivatives arising during the period	(15,651)	12,442
Total other comprehensive income (loss)	894	(9,795)
Total comprehensive income	$49,052	48,130

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2017	$3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	57,925	—	—	—	57,925
Other comprehensive loss, net of tax	—	—	—	—	—	(9,795)	(9,795)
Reclassification due to the adoption of ASU No. 2016-01	—	—	606	—	—	(606)	—
Purchase of treasury stock (4,525,023 shares)	—	—	—	(61,859)	—	—	(61,859)
Treasury stock allocated to restricted stock plan (18,947 shares)	—	(257)	27	230	—	—	—
Compensation cost for stock options and restricted stock	—	3,370	—	—	—	—	3,370
Exercise of stock options	—	(2,428)	—	5,142	—	—	2,714
Restricted stock forfeitures (250,000 shares)	—	3,135	(216)	(2,919)	—	—	—
Cash dividend paid ($0.09 per common share)	—	—	(27,366)	—	—	—	(27,366)
ESOP shares allocated or committed to be released	—	892	—	—	749	—	1,641
Balance at March 31, 2018	$3,591	2,789,102	1,115,153	(692,516)	(83,509)	(39,740)	3,092,081

Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	48,158	—	—	—	48,158
Other comprehensive income, net of tax	—	—	—	—	—	894	894
Purchase of treasury stock (6,208,379 shares)	—	—	—	(73,732)	—	—	(73,732)
Treasury stock allocated to restricted stock plan (119,663 shares)	—	(1,511)	50	1,461	—	—	—
Compensation cost for stock options and restricted stock	—	4,573	—	—	—	—	4,573
Exercise of stock options	—	(65)	—	233	—	—	168
Restricted stock forfeitures (137,066 shares)	—	1,731	(94)	(1,637)	—	—	—
Cash dividend paid ($0.11 per common share)	—	—	(30,991)	—	—	—	(30,991)
ESOP shares allocated or committed to be released	—	681	—	—	749	—	1,430
Balance at March 31, 2019	$3,591	2,810,832	1,191,020	(958,425)	(80,513)	(10,675)	2,955,830
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$48,158	57,925
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,003	5,012
Amortization of premiums and accretion of discounts on securities, net	1,822	2,971
Amortization of premiums and accretion of fees and costs on loans, net	(2,063)	(2,126)
Amortization of other intangible assets	399	513
Provision for loan losses	3,000	2,500
Depreciation and amortization of office properties and equipment	4,667	4,569
(Gain) loss on securities, net	(64)	46
Mortgage loans originated for sale	(27,556)	(5,271)
Proceeds from mortgage loan sales	25,226	9,690
Gain on sales of mortgage loans, net	(423)	(245)
Gain on sale of other real estate owned	(224)	(153)
Income on bank owned life insurance	(1,577)	(1,286)
Amortization of operating lease right-of-use assets	3,180	—
Increase in accrued interest receivable	(4,916)	(1,345)
Deferred tax expense (benefit)	3,637	(1,379)
Increase in other assets	(11,152)	(3,866)
(Decrease) increase in other liabilities	(31,565)	15,994
Total adjustments	(31,606)	25,624
Net cash provided by operating activities	16,552	83,549
Cash flows from investing activities:
Purchases of loans receivable	(91,265)	(86,198)
Net originations of loans receivable	(36,517)	(83,095)
Proceeds from disposition of loans receivable	636	12
Gain on disposition of loans receivable	(10)	(12)
Net proceeds from sale of other real estate owned	1,308	1,620
Proceeds from principal repayments/calls/maturities of debt securities available for sale	69,023	85,522
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	57,219	85,983
Purchases of equity securities	(23)	(22)
Purchases of debt securities available for sale	(83,282)	(77,065)
Purchases of debt securities held to maturity	(18,501)	(4,885)
Proceeds from redemptions of Federal Home Loan Bank stock	71,276	55,016
Purchases of Federal Home Loan Bank stock	(69,991)	(88,391)
Purchases of office properties and equipment	(4,700)	(1,706)
Death benefit proceeds from bank owned life insurance	—	3,619
Purchases of bank owned life insurance	—	(125,000)
Cash paid for acquisition	—	(340,183)
Net cash used in investing activities	(104,827)	(574,785)
Cash flows from financing activities:
Net increase (decrease) in deposits	49,730	(811,372)
Net increase in borrowed funds	113,906	899,727
Net increase in advance payments by borrowers for taxes and insurance	18,386	24,437
Dividends paid	(30,991)	(27,366)
Exercise of stock options	168	2,714

Purchase of treasury stock	(73,732)	(61,859)
Net cash provided by financing activities	77,467	26,281
Net decrease in cash and cash equivalents	(10,808)	(464,955)
Cash and cash equivalents at beginning of period	196,891	618,394
Cash and cash equivalents at end of period	$186,083	153,439
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$1,245	564
Cash paid during the year for:
Interest	95,114	57,022
Income taxes	3,921	—
Significant non-cash transactions:
Initial recognition of operating lease right-of-use assets	193,290	—
Initial recognition of operating lease liabilities	200,694	—
Acquisitions:
Non-cash assets acquired:
Loans	—	330,747
Goodwill and other intangible assets, net	—	4,975
Total non-cash assets acquired	—	335,722
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2018 Annual Report on Form 10-K. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

2.     Stock Transactions
Stock Repurchase Programs
On March 16, 2015, the Company announced it had received approval from the Board of Governors of the Federal Reserve System to commence its first repurchase program since completion of its second step conversion. On June 30, 2015, the Company’s second repurchase program began upon completion of the first program. On June 17, 2016, the Company’s third share repurchase program began upon completion of the second program. On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of March 31, 2019.
During the three months ended March 31, 2019, the Company purchased 6,208,379 shares at a cost of $73.7 million, or approximately $11.88 per share. During the three months ended March 31, 2019, shares repurchased included 128,379 shares withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.

3.     Business Combinations
On February 2, 2018, the Company completed the acquisition of a $345.8 million equipment finance portfolio. The acquisition included a seven-person team of financing professionals to lead the Company’s Equipment Finance Group, which is a part of the Company’s business lending group and is classified within our commercial and industrial loan portfolio. The purchase price of $340.2 million was paid using available cash.
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
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. The accounting for the acquisition of the equipment finance portfolio is complete and is reflected in our Consolidated Financial Statements.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$48,158	$57,925

Shares
Weighted-average common shares outstanding - basic	267,664,063	287,685,531
Effect of dilutive common stock equivalents (1)	605,667	1,446,385
Weighted-average common shares outstanding - diluted	268,269,730	289,131,916

Earnings per common share
Basic	$0.18	$0.20
Diluted	$0.18	$0.20
(1) For the three months ended March 31, 2019 and 2018, there were 10,278,975 and 9,673,423 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $5.9 million and $5.8 million as of March 31, 2019 and December 31, 2018, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains (losses) on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net gains (losses) recognized on equity securities	$64	(46)
Less: Net gains (losses) recognized on equity securities sold	—	—
Unrealized gains (losses) recognized on equity securities	$64	(46)

Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated:

	At March 31, 2019
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,009,142	11,015	3,639	1,016,518
Federal National Mortgage Association	974,499	6,958	7,027	974,430
Government National Mortgage Association	163,128	2,264	—	165,392
Total debt securities available-for-sale	$2,146,769	20,237	10,666	2,156,340

	At March 31, 2019
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$41,262	—	41,262	—	405	40,857
Municipal bonds	21,013	—	21,013	955	—	21,968
Corporate and other debt securities	66,402	15,603	50,799	34,635	—	85,434
Total debt securities held-to-maturity	128,677	15,603	113,074	35,590	405	148,259
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	398,597	526	398,071	322	4,840	393,553
Federal National Mortgage Association	926,662	600	926,062	1,672	11,888	915,846
Government National Mortgage Association	79,393	—	79,393	—	367	79,026
Total mortgage-backed securities held-to-maturity	1,404,652	1,126	1,403,526	1,994	17,095	1,388,425
Total debt securities held-to-maturity	$1,533,329	16,729	1,516,600	37,584	17,500	1,536,684

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
At March 31, 2019, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At March 31, 2019, the TruPS had a carrying value and estimated fair value of $45.8 million and $80.4 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at March 31, 2019 had a carrying value and estimated fair value of $43.9 million and $75.7 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Debt securities with a carrying value of $706.0 million and an estimated fair value of $700.7 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at March 31, 2019, by contractual maturity, are shown below.

	March 31, 2019
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$16,993	16,993
Due after one year through five years	—	—
Due after five years through ten years	50,282	50,850
Due after ten years	45,799	80,416
Total	$113,074	148,259

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,584	2	335,311	3,637	336,895	3,639
Federal National Mortgage Association	555	1	573,343	7,026	573,898	7,027
Total debt securities available-for-sale	2,139	3	908,654	10,663	910,793	10,666
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	40,857	405	40,857	405
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	360,580	4,840	360,580	4,840
Federal National Mortgage Association	—	—	744,965	11,888	744,965	11,888
Government National Mortgage Association	—	—	79,026	367	79,026	367
Total mortgage-backed securities held-to-maturity	—	—	1,184,571	17,095	1,184,571	17,095
Total debt securities held-to-maturity	—	—	1,225,428	17,500	1,225,428	17,500
Total	$2,139	3	2,134,082	28,163	2,136,221	28,166

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$97,137	994	288,916	7,196	386,053	8,190
Federal National Mortgage Association	125,389	2,098	489,337	13,452	614,726	15,550
Total debt securities available-for-sale	222,526	3,092	778,253	20,648	1,000,779	23,740
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	40,022	1,236	40,022	1,236
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,045	553	339,534	8,860	390,579	9,413
Federal National Mortgage Association	214,400	2,449	663,671	20,238	878,071	22,687
Government National Mortgage Association	35,499	492	44,824	926	80,323	1,418
Total mortgage-backed securities held-to-maturity	300,944	3,494	1,048,029	30,024	1,348,973	33,518
Total debt securities held-to-maturity	300,944	3,494	1,088,051	31,260	1,388,995	34,754
Total	$523,470	6,586	1,866,304	51,908	2,389,774	58,494
At March 31, 2019, the majority of gross unrealized losses relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been negatively impacted by changes in interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled TruPS. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At March 31, 2019 and 2018, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three months ended March 31, 2019 and 2018. At March 31, 2019, non-credit related OTTI recorded on the previously impaired TruPS was $15.6 million ($11.2 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance of credit related OTTI, beginning of period	$80,595	85,768
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(882)	(923)
Reductions for securities sold or paid off during the period	—	—
Balance of credit related OTTI, end of period	$79,713	84,845

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2019 and 2018, there were no sales of equity or debt securities. The Company recognized unrealized gains on equity securities of $64,000 and unrealized losses on equity securities of $46,000, respectively, for the three months ended March 31, 2019 and 2018.

6.    Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Multi-family loans	$8,174,342	8,165,187
Commercial real estate loans	4,848,729	4,783,095
Commercial and industrial loans	2,430,540	2,389,756
Construction loans	232,170	227,015
Total commercial loans	15,685,781	15,565,053
Residential mortgage loans	5,366,455	5,350,504
Consumer and other loans	691,136	707,746
Total loans excluding PCI loans	21,743,372	21,623,303
PCI loans	4,281	4,461
Deferred fees, premiums and other, net (1)	(9,826)	(13,811)
Allowance for loan losses	(234,717)	(235,817)
Net loans	$21,503,110	21,378,136
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at beginning of the period	$235,817	230,969
Loans charged off	(5,445)	(7,107)
Recoveries	1,345	4,782
Net charge-offs	(4,100)	(2,325)
Provision for loan losses	3,000	2,500
Balance at end of the period	$234,717	231,144
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the three months ended March 31, 2019 and 2018, the Company recorded charge-offs of $15,000 and $88,000, respectively, related to PCI loans acquired.
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
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $1.0 million or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(1,463)	(8)	(2,946)	—	(823)	(205)	—	(5,445)
Recoveries	—	542	331	—	432	40	—	1,345
Provision	(5,841)	(1,356)	10,376	(183)	172	54	(222)	3,000
Ending balance-March 31, 2019	$75,572	47,627	78,845	7,303	20,557	2,991	1,822	234,717

Individually evaluated for impairment	$—	—	—	—	1,986	72	—	2,058
Collectively evaluated for impairment	75,572	47,627	78,845	7,303	18,571	2,919	1,822	232,659
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2019	$75,572	47,627	78,845	7,303	20,557	2,991	1,822	234,717

Loans:
Individually evaluated for impairment	$32,346	5,173	17,152	—	28,297	846	—	83,814
Collectively evaluated for impairment	8,141,996	4,843,556	2,413,388	232,170	5,338,158	690,290	—	21,659,558
Loans acquired with deteriorated credit quality	—	3,673	—	—	515	93	—	4,281
Balance at March 31, 2019	$8,174,342	4,852,402	2,430,540	232,170	5,366,970	691,229	—	21,747,653

	December 31, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(2,603)	(7,200)	(7,078)	—	(5,246)	(1,963)	—	(24,090)
Recoveries	17	5,213	9,478	—	2,193	37	—	16,938
Provision	3,993	(5,701)	14,121	(4,123)	1,994	1,929	(213)	12,000
Ending balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Individually evaluated for impairment	$—	—	—	—	2,082	72	—	2,154
Collectively evaluated for impairment	82,876	48,449	71,084	7,486	18,694	3,030	2,044	233,663
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Loans:
Individually evaluated for impairment	$32,046	6,623	19,624	—	27,884	570	—	86,747
Collectively evaluated for impairment	8,133,141	4,776,472	2,370,132	227,015	5,322,620	707,176	—	21,536,556
Loans acquired with deteriorated credit quality	—	3,730	—	—	611	120	—	4,461
Balance at December 31, 2018	$8,165,187	4,786,825	2,389,756	227,015	5,351,115	707,866	—	21,627,764
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
The following tables present the risk category of loans as of March 31, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	March 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,568,139	981,139	291,225	333,839	—	—	8,174,342
Commercial real estate	4,027,646	516,444	150,022	154,617	—	—	4,848,729
Commercial and industrial	1,625,810	607,526	57,203	140,001	—	—	2,430,540
Construction	156,986	56,663	—	18,521	—	—	232,170
Total commercial loans	12,378,581	2,161,772	498,450	646,978	—	—	15,685,781
Residential mortgage	5,285,603	15,110	6,132	59,610	—	—	5,366,455
Consumer and other	676,901	10,173	1,135	2,927	—	—	691,136
Total	$18,341,085	2,187,055	505,717	709,515	—	—	21,743,372

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,462,056	1,061,168	313,498	328,465	—	—	8,165,187
Commercial real estate	3,910,282	552,080	162,488	158,245	—	—	4,783,095
Commercial and industrial	1,647,130	571,620	53,861	117,145	—	—	2,389,756
Construction	163,503	35,774	9,200	18,538	—	—	227,015
Total commercial loans	12,182,971	2,220,642	539,047	622,393	—	—	15,565,053
Residential mortgage	5,268,234	12,082	7,712	62,476	—	—	5,350,504
Consumer and other	694,432	8,443	1,650	3,221	—	—	707,746
Total	$18,145,637	2,241,167	548,409	688,090	—	—	21,623,303

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	March 31, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$29,637	3,621	31,420	64,678	8,109,664	8,174,342
Commercial real estate	5,579	314	644	6,537	4,842,192	4,848,729
Commercial and industrial	11,322	3,810	10,291	25,423	2,405,117	2,430,540
Construction	—	—	210	210	231,960	232,170
Total commercial loans	46,538	7,745	42,565	96,848	15,588,933	15,685,781
Residential mortgage	15,822	6,555	35,685	58,062	5,308,393	5,366,455
Consumer and other	10,173	1,215	2,100	13,488	677,648	691,136
Total	$72,533	15,515	80,350	168,398	21,574,974	21,743,372

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$23,098	2,572	33,683	59,353	8,105,834	8,165,187
Commercial real estate	5,491	3,511	2,415	11,417	4,771,678	4,783,095
Commercial and industrial	2,988	867	4,560	8,415	2,381,341	2,389,756
Construction	9,200	—	227	9,427	217,588	227,015
Total commercial loans	40,777	6,950	40,885	88,612	15,476,441	15,565,053
Residential mortgage	13,811	7,712	39,255	60,778	5,289,726	5,350,504
Consumer and other	8,524	1,650	2,830	13,004	694,742	707,746
Total	$63,112	16,312	82,970	162,394	21,460,909	21,623,303
The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	March 31, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	14	$34,069	15	$33,940
Commercial real estate	32	9,854	35	12,391
Commercial and industrial	14	17,184	14	19,394
Construction	1	210	1	227
Total commercial loans	61	61,317	65	65,952
Residential mortgage and consumer	296	56,370	320	58,961
Total non-accrual loans	357	$117,687	385	$124,913

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2019 and December 31, 2018, these loans are comprised of the following:

	March 31, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	2	$2,845	2	$2,817
Commercial and industrial	1	3,109	2	9,762
Total commercial loans	3	5,954	4	12,579
Residential mortgage and consumer	34	5,378	26	4,006
Total TDR with payment status current classified as non-accrual	37	$11,332	30	$16,585
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	March 31, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Residential mortgage and consumer	8	$1,215	11	$1,810
Total TDR 30-89 days delinquent classified as non-accrual	8	$1,215	11	$1,810
The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of March 31, 2019, PCI loans with a carrying value of $4.3 million included $4.2 million of which were current, none of which were 30-89 days delinquent and $140,000 of which were 90 days or more delinquent. As of December 31, 2018, PCI loans with a carrying value of $4.5 million included $4.1 million of which were current, $229,000 of which were 30-89 days delinquent and $248,000 of which were 90 days or more delinquent.
At March 31, 2019 and December 31, 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $83.8 million and $86.7 million, respectively, with allocations of the allowance for loan losses of $2.1 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, interest income received and recognized on these loans totaled $268,000 and $242,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,346	35,851	—	34,094	21
Commercial real estate	5,173	9,957	—	5,707	84
Commercial and industrial	17,152	25,527	—	16,833	74
Construction	—	—	—	—	—
Total commercial loans	54,671	71,335	—	56,634	179
Residential mortgage and consumer	13,765	18,464	—	12,189	48
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,378	16,073	2,058	15,723	41
Total:
Multi-family	32,346	35,851	—	34,094	21
Commercial real estate	5,173	9,957	—	5,707	84
Commercial and industrial	17,152	25,527	—	16,833	74
Construction	—	—	—	—	—
Total commercial loans	54,671	71,335	—	56,634	179
Residential mortgage and consumer	29,143	34,537	2,058	27,912	89
Total impaired loans	$83,814	105,872	2,058	84,546	268

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	12,626	17,130	—	11,907	167
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,828	16,498	2,154	15,627	280
Total:
Multi-family	32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	28,454	33,628	2,154	27,534	447
Total impaired loans	$86,747	106,046	2,154	88,019	904
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

The following tables present the total TDR loans at March 31, 2019 and December 31, 2018. There were five residential loans that were previously designated as PCI classified as TDRs for the periods ended March 31, 2019 and December 31, 2018.

	March 31, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$2,855	3	$2,855
Commercial and industrial	2	1,970	2	6,146	4	8,116
Total commercial loans	2	1,970	5	9,001	7	10,971
Residential mortgage and consumer	52	11,676	82	17,470	134	29,146
Total	54	$13,646	87	$26,471	141	$40,117

	December 31, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$892	1	$892
Commercial real estate	—	—	3	2,859	3	2,859
Commercial and industrial	2	2,070	4	13,479	6	15,549
Total commercial loans	2	2,070	8	17,230	10	19,300
Residential mortgage and consumer	52	11,550	79	16,908	131	28,458
Total	54	$13,620	87	$34,138	141	$47,758

The following tables present information about TDRs that occurred during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Commercial real estate	—	$—	$—	2	$788	$616
Commercial and industrial	—	—	—	1	435	435
Residential mortgage and consumer	6	1,664	1,664	6	712	712

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $477,000 in charge-offs for a TDR of an unsecured commercial and industrial loan during the three months ended March 31, 2019. There were $172,000 in charge-offs for collateral dependent TDRs during the three months ended March 31, 2018. This amount was fully recovered from the borrower during 2018. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.1 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively.
Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs in the three months ended March 31, 2018 had their maturity extended and one loan was modified to reflect a reduction in interest rate.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Commercial real estate	—	—%	—%	2	4.68%	4.68%
Commercial and industrial	—	—%	—%	1	4.75%	4.50%
Residential mortgage and consumer	6	5.26%	4.90%	6	4.70%	3.28%

Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2019 consisted of 1 residential loan with a recorded investment of $270,000, at March 31, 2019. Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2018 consisted of 6 residential loans and 1 multi family loan with a recorded investment of $436,000 and $918,000, respectively, at March 31, 2018.

7.     Deposits
Deposits are summarized as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Non-interest bearing:
Checking accounts	$2,477,079	2,535,848
Interest bearing:
Checking accounts	4,700,483	4,783,563
Money market deposits	3,619,546	3,641,070
Savings	1,976,798	2,048,941
Certificates of deposit	4,856,093	4,570,847
Total deposits	$17,629,999	17,580,269

8.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Mortgage servicing rights	$11,621	11,712
Core deposit premiums	3,651	4,050
Other	733	755
Total other intangible assets	16,005	16,517
Goodwill	82,546	82,546
Goodwill and intangible assets	$98,551	99,063

The following table summarizes other intangible assets as of March 31, 2019 and December 31, 2018:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2019
Mortgage servicing rights	$18,701	(6,905)	(175)	11,621
Core deposit premiums	25,058	(21,407)	—	3,651
Other	1,150	(417)	—	733
Total other intangible assets	$44,909	(28,729)	(175)	16,005

December 31, 2018
Mortgage servicing rights	$19,808	(7,921)	(175)	11,712
Core deposit premiums	25,058	(21,008)	—	4,050
Other	1,150	(395)	—	755
Total other intangible assets	$46,016	(29,324)	(175)	16,517
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.60 billion and $1.62 billion at March 31, 2019 and December 31, 2018, respectively, all of which relate to residential mortgage loans. At March 31, 2019 and December 31, 2018, the servicing asset, included in other intangible assets, had an estimated fair value of $14.0 million and $14.9 million, respectively. At March 31, 2019, fair value was based on expected future cash flows considering a weighted average discount rate of 12.50%, a weighted average constant prepayment rate on mortgages of 9.48% and a weighted average life of 6.8 years. See Note 14 for additional details.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

9.     Leases
The Company adopted ASU 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842 on January 1, 2019.  Topic 842 requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. We have operating leases for corporate offices, branch locations and certain equipment. Our leases have remaining lease terms of up to 17 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain of our operating leases for branch locations contain variable lease payments related to consumer price index adjustments.
The following table presents the balance sheet information related to our leases:

March 31, 2019
(Dollars in thousands)
Operating lease right-of-use assets	$187,560
Operating lease liabilities	197,281
Weighted average remaining lease term	10.3 years
Weighted average discount rate	2.73%
The discount rate used in determining the lease liability for each individual lease was the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into.
The following table presents the components of total lease cost recognized in the Consolidated Statement of Income:

Three Months Ended March 31,
2019
(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$6,320
Short-term lease cost	83
Variable lease cost	—
Included in other income:
Sublease income	67
The following table presents supplemental cash flow information related to leases:

Three Months Ended March 31,
2019
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$6,138
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	18

Future minimum operating lease payments and reconciliation to operating lease liabilities at March 31, 2019:

March 31, 2019
(In thousands)
Remainder of 2019	$18,295
2020	23,791
2021	23,481
2022	21,751
2023	20,709
Thereafter	119,901
Total lease payments	227,928
Less: Imputed interest	(30,647)
Total operating lease liabilities	$197,281

At December 31, 2018, the Company’s minimum operating lease payments for non-cancelable operating leases were $24.4 million, $23.8 million, $23.4 million, $21.7 million and $20.7 million for 2019 through 2023, respectively, and $119.9 million in the aggregate for all years thereafter.

10.     Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the three months ended March 31, 2019 and March 31, 2018, the Company granted 119,663 and 18,947 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the three months ended March 31, 2019 and March 31, 2018, the Company granted 25,000 and 15,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Three Months Ended March 31,
	2019	2018
Weighted average expected life (in years)	6.50	6.50
Weighted average risk-free rate of return	2.55%	2.74%
Weighted average volatility	18.59%	18.29%
Dividend yield	3.49%	2.64%
Weighted average fair value of options granted	$1.65	$2.15
Total stock options granted	25,000	15,000
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
The following table presents the share based compensation expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock option expense	$1,302	1,430
Restricted stock expense	3,271	1,940
Total share based compensation expense	$4,573	3,370

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,216,047	$12.43	6.5	$522
Granted	25,000	12.59	9.9
Exercised	(19,125)	8.80	4.6
Forfeited	(184,286)	12.30
Expired	(21,000)	12.71
Outstanding at March 31, 2019	10,016,636	12.44	6.2	812
Exercisable at March 31, 2019	5,093,217	$12.35	6.2	$807
Expected future expense relating to the non-vested options outstanding as of March 31, 2019 is $14.0 million over a weighted average period of 2.59 years.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2019 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	3,477,747	$12.69
Granted	119,663	12.62
Vested	(282,114)	13.03
Forfeited	(137,066)	12.63
Outstanding and non vested at March 31, 2019	3,178,230	$12.66
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2019 is $32.1 million over a weighted average period of 2.98 years.

11.     Net Periodic Benefit Plan Expense
The Company has an Executive Supplemental Retirement Wage Replacement Plan (“SERP II”) and the Supplemental ESOP and Retirement Plan (“SERP I”) (collectively, the “SERPs”). The SERP II is a nonqualified, defined benefit plan which provides benefits to certain executives as designated by the Compensation and Benefits Committee of the Board of Directors. More specifically, the SERP II was designed to provide participants with a normal retirement benefit equal to an annual benefit of 60% of the participant’s highest annual base salary and cash incentive (over a consecutive 36-month period within the participant’s credited service period) reduced by the sum of the benefits provided under the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”) and the SERP I.
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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest cost	$397	355
Amortization of:
Net loss	—	126
Total net periodic benefit cost	$397	481
Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the three months ended March 31, 2019.
The Company also maintains the Pentegra DB Plan. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 with no further benefits accrued subsequent to December 31, 2016. There was no contribution required during the three months ended March 31, 2019. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2019.

12.    Derivatives and Hedging Activities
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $4.4 million will be reclassified as a decrease to interest expense.

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
Derivatives Not Designated as Hedges
The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements which are, therefore, not used to manage interest rate risk in the Company’s assets or liabilities. Additionally, the Company provides interest rate risk management services to commercial customers, primarily interest rate swaps. The Company’s market risk from unfavorable movements in interest rates related to these derivative contracts is economically hedged by concurrently entering into offsetting derivative contracts that have identical notional values, terms and indices.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans and commercial customers.

Fair Values of Derivative Instruments on the Balance Sheet

		Asset Derivatives					Liability Derivatives
	March 31, 2019			December 31, 2018			March 31, 2019			December 31, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$—	Other assets	$—	$—	Other assets	$—	$3,055	Other liabilities	$527	$2,605	Other liabilities	$432
Total derivatives designated as hedging instruments			$—			$—			$527			$432

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$36	Other assets	$1,534	$—	Other assets	$—	$36	Other liabilities	$14	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	91	18	Other liabilities	66
Total derivatives not designated as hedging instruments			$1,534			$—			$105			$66

The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of (loss) gain recognized in other comprehensive income (loss)	$(19,681)	16,938
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to interest expense	2,090	(369)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of March 31, 2019 and 2018.

		For the Three Months Ended March 31,
		2019	2018
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$922	—
Derivatives designated as hedging instruments	Interest income on loans	(1,021)	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income	Interest expense on borrowings	2,090	(369)
Amount of gain or (loss) reclassified from accumulated other comprehensive income as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$1,991	(369)

As of March 31, 2019, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges. There were no fair value hedges at March 31, 2018:

Balance sheet location	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Loans receivable, net (1)	$1,256,215	1,005,294	$1,215	294
(1) At March 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.18 billion; the cumulative basis adjustments associated with these hedging relationships was $1.2 million; and the amounts of the designated hedged items were $1.26 billion.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2019. There were no derivative financial instruments that are not designated as hedging instruments as of March 31, 2018:

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2019
		(In thousands)
Other Contracts	Other income / (expense)	$29
Total		$29

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 14, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
March 31, 2019
Liabilities:
Derivative contracts	$632	—	632	—	—	632
Total	$632	—	632	—	—	632

December 31, 2018
Liabilities:
Derivative contracts	$498	—	498	—	—	498
Total	$498	—	498	—	—	498

13.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended March 31,
	2019			2018
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$67,463	(19,305)	48,158	78,009	(20,084)	57,925
Other comprehensive income (loss):
Change in funded status of retirement obligations	18	(5)	13	143	(40)	103
Unrealized gains (losses) on debt securities available-for-sale	21,514	(5,275)	16,239	(30,535)	7,812	(22,723)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	157	(44)	113	233	(66)	167
Other-than-temporary impairment accretion on debt securities	251	(71)	180	300	(84)	216
Net (losses) gains on derivatives	(21,771)	6,120	(15,651)	17,307	(4,865)	12,442
Total other comprehensive income (loss)	169	725	894	(12,552)	2,757	(9,795)
Total comprehensive income	$67,632	(18,580)	49,052	65,457	(17,327)	48,130

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	13	113	16,239	180	(15,651)	894
Balance - March 31, 2019	$(3,005)	(808)	7,355	(11,217)	(3,000)	(10,675)

Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	103	167	(22,723)	216	12,442	(9,795)
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - March 31, 2018	$(5,537)	(1,353)	(44,513)	(14,266)	25,929	(39,740)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Change in funded status of retirement obligations
Amortization of net (gain) loss	$(2)	129
Interest expense
Reclassification adjustment for unrealized (gains) losses on derivatives	(2,090)	369
Total before tax	(2,092)	498
Income tax benefit (expense)	599	(128)
Net of tax	$(1,493)	370

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
Debt securities available-for-sale
Our debt securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The fair values of debt securities available-for-sale are based upon quoted prices for similar instruments in active markets (Level 2). The pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

Derivatives
Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swap and risk participation agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

	Carrying Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,880	5,880	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,016,518	—	1,016,518	—
Federal National Mortgage Association	974,430	—	974,430	—
Government National Mortgage Association	165,392	—	165,392	—
Total debt securities available-for-sale	$2,156,340	—	2,156,340	—
Interest rate swaps	$1,534	—	1,534	—
Liabilities:
Derivatives:
Interest rate swaps	$541	—	541	—
Other contracts	91	—	91	—
Total derivatives	$632	—	632	—

	Carrying Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,793	5,793	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$986,650	—	986,650	—
Federal National Mortgage Association	968,556	—	968,556	—
Government National Mortgage Association	166,956	—	166,956	—
Total debt securities available-for-sale	$2,122,162	—	2,122,162	—
Liabilities:
Derivatives:
Interest rate swaps	$432	—	432	—
Other contracts	66	—	66	—
Total derivatives	$498	—	498	—
There have been no changes in the methodologies used at March 31, 2019 from December 31, 2018, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019.
There were no Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At March 31, 2019, the fair value model used prepayment speeds ranging from 5.40% to 27.12% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. At December 31, 2018, the fair value model used prepayment speeds ranging from 4.98% to 27.30% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and December 31, 2018 there was no change to the carrying value of MSR or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at March 31, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable	Lack of marketability	1.0%	51.0%	11.20%	$27,594	—	—	27,594
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	4.30%	697	—	—	697
						$28,291	—	—	28,291

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2018
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0%	83.0%	11.20%	$15,148	—	—	15,148
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	10.50%	241	—	—	241
						$15,389	—	—	15,389
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$186,083	186,083	186,083	—	—
Equities	5,880	5,880	5,880	—	—
Debt securities available-for-sale	2,156,340	2,156,340	—	2,156,340	—
Debt securities held-to-maturity	1,516,600	1,536,684	—	1,456,268	80,416
FHLB stock	258,949	258,949	258,949	—	—
Loans held for sale	6,827	6,827	—	6,827	—
Net loans	21,503,110	21,451,866	—	—	21,451,866
Derivative financial instruments	1,534	1,534	—	1,534	—
Financial liabilities:
Deposits, other than time deposits	$12,773,906	12,773,906	12,773,906	—	—
Time deposits	4,856,093	4,840,838	—	4,840,838	—
Borrowed funds	5,549,587	5,531,399	—	5,531,399	—
Derivative financial instruments	632	632	—	632	—

	December 31, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$196,891	196,891	196,891	—	—
Equities	5,793	5,793	5,793	—	—
Debt securities available-for-sale	2,122,162	2,122,162	—	2,122,162	—
Debt securities held-to-maturity	1,555,137	1,558,564	—	1,476,565	81,999
FHLB stock	260,234	260,234	260,234	—	—
Loans held for sale	4,074	4,074	—	4,074	—
Net loans	21,378,136	21,085,185	—	—	21,085,185
Financial liabilities:
Deposits, other than time deposits	$13,009,422	13,009,422	13,009,422	—	—
Time deposits	4,570,847	4,546,991	—	4,546,991	—
Borrowed funds	5,435,681	5,398,553	—	5,398,553	—
Derivative financial instruments	498	498	—	498	—
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

15.    Revenue Recognition
The Company’s contracts with customers in the scope of Topic 606, Revenue from Contracts with Customers, are contracts for deposit accounts and contracts for non-deposit investment accounts through a third party service provider.  Both types of contracts result in non-interest income being recognized.  The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of fees and service charges on the consolidated statements of income.  The revenue resulting from non-deposit investment accounts is included as a component of other income on the Consolidated Statements of Income.
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended March 31,
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,283	3,122
Other income	2,223	1,769
Total revenue from contracts with customers	$5,506	4,891
For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

16.    Recent Accounting Pronouncements

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Standards Adopted in 2019
Leases (Topic 842)
The amendment requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date for leases classified as operating leases as well as finance leases. ASU 2018-01 provides an optional practical expedient to not evaluate land easements which were existing or expired before the adoption of Topic 842 that were not accounted for as leases under Topic 840. ASU 2018-10 provides an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with current Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. ASU 2018-20 provides an accounting policy election for lessors related to sales and other similar taxes collected from lessees and addresses lessor accounting for variable payments. ASU 2019-01 addresses three issues related to (i) determination of the fair value of the underlying assets by lessors, (ii) presentation of sales-type and direct financing leases in the statement of cash flows and (iii) transition disclosures related to accounting changes and error corrections.
January 1, 2019
Upon adoption, the Company recognized operating lease right-of-use assets and related operating lease liabilities totaling $193.3 million and $200.7 million, respectively. The Company adopted this amendment utilizing a modified retrospective approach and the optional transition method under which we use the effective date as the date of initial application of the amendments. The modified retrospective approach includes practical expedients such that we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. See Note 9 for expanded disclosures.

Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendment permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes.	January 1, 2019	The Company is applying the amendments in this update prospectively for qualifying new or redesignated hedging relationships entered into on or after the effective date.
Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
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
January 1, 2019
The Company had applied the guidance of Topic 718 to its accounting for share-based payment awards to its Board of Directors prior to adoption of the amendments, and, therefore, this update did not have an impact on the Company’s Consolidated Financial Statements.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument.
		January 1, 2019	The adoption of the amendments did not have an impact on the Company’s Consolidated Financial Statements.
Standards Not Yet Adopted
Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles- Goodwill and Other-Internal-Use Software”.
January 1, 2020 Early adoption permitted
The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect ASU No. 2018-15 to have a material impact on the Company’s Consolidated Financial Statements.

Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans
The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant.
January 1, 2021 Early adoption permitted
The update is to be applied on a retrospective basis. The Company will evaluate the effect of ASU 2018-14 on disclosures with regard to employee benefit plans but does not expect a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
The amendments remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation processes for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarify the purpose of the measurement uncertainty disclosure. The ASU adds disclosure requirements about the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
January 1, 2020 Early adoption permitted to any removed or modified disclosures and delay of adoption of additional disclosures until the effective date
Changes should be applied retrospectively to all periods presented upon the effective date with the exception of the following, which should be applied prospectively: disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement. The adoption of ASU 2018-13 will not have a material impact on the Company’s Consolidated Financial Statements.

Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units.
		January 1, 2020 Early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017	The update is to be applied prospectively. The Company does not expect ASU No. 2017-04 to have a material impact on the Company’s Consolidated Financial Statements.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Measurement of Credit Losses on Financial Instruments
This ASU changes how entities will report credit losses for financial assets held at amortized cost and available-for-sale debt securities. The amendments replace today’s “incurred loss” approach with a methodology that incorporates macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The amendments will apply to financial assets such as loans, leases and held-to-maturity investments; and certain off-balance sheet credit exposures. The amendments expand credit quality disclosure requirements. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies the scope of the guidance in the amendments in ASU 2016-13 with respect to operating lease receivables.
January 1, 2020 Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018
Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan losses - will have an offsetting impact on retained earnings.

17.    Subsequent Events
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
On April 24, 2019, the Company declared a cash dividend of $0.11 per share. The $0.11 dividend per share will be paid to stockholders on May 24, 2019, with a record date of May 10, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2019, we consider the following to be our critical accounting policies.
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
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. An updated appraisal is obtained annually for loans rated substandard or worse with a balance of $1.0 million or greater. An updated appraisal is obtained biennially for loans rated special mention with a balance of $2.0 million or greater. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
A flattening of the yield curve, caused primarily by rising short-term interest rates combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment.  We continue to manage our interest rate risk against a backdrop of interest rate uncertainty.  If short-term interest rates and related deposit competition increase further, we may be subject to additional net interest margin compression.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further.
Our results of operations are also significantly affected by general economic conditions.  While the domestic consumer continues to generally benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, is challenged by global trade discord and pockets of socioeconomic and political unrest. Our tax rate was negatively impacted by the enacted State of New Jersey legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning for 2019.
Total assets increased by $316.6 million, or 1.2%, to $26.55 billion at March 31, 2019 from $26.23 billion at December 31, 2018. Effective January 1, 2019, we adopted new accounting guidance that requires leases to be recognized on our Consolidated Balance Sheet as a right-of-use asset and a lease liability. Our operating lease right-of-use assets and operating lease liabilities were $187.6 million and $197.3 million, respectively, at March 31, 2019. Net loans increased by $125.0 million, or 0.6%, to $21.50 billion at March 31, 2019 from $21.38 billion at December 31, 2018. Our ongoing strategy is to continue to work towards becoming more commercial bank-like and maintain a well-diversified loan portfolio. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentrations, and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 11.13% at March 31, 2019 from 11.46% at December 31, 2018. Since the commencement of our first stock repurchase plan in March 2015 through March 31, 2019, the Company has repurchased a total of 94.0 million shares at an average cost of $12.10 per share, totaling $1.14 billion. For the three months ended March 31, 2019, stockholders’ equity was impacted by the repurchase of 6.2 million shares of common stock for $73.7 million and cash dividends of $0.11 per share totaling $31.0 million. These reductions to stockholders’ equity were partially offset by net income of $48.2 million and $6.2 million of share-based plan activity.
We continue to enhance our employee training and development programs, build additional risk management and operational infrastructure and add personnel as our Company grows and our business evolves. We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people.
Comparison of Financial Condition at March 31, 2019 and December 31, 2018
Total Assets. Total assets increased by $316.6 million, or 1.2%, to $26.55 billion at March 31, 2019 from $26.23 billion at December 31, 2018. Net loans increased by $125.0 million, or 0.6%, to $21.50 billion at March 31, 2019 from $21.38 billion at December 31, 2018. Total securities decreased by $4.3 million, or 0.1%, to $3.68 billion at March 31, 2019 from December 31, 2018. Operating lease right-of-use assets were $187.6 million at March 31, 2019.
Net Loans. Net loans increased by $125.0 million, or 0.6%, to $21.50 billion at March 31, 2019 from $21.38 billion at December 31, 2018. The detail of the loan portfolio (including PCI loans) is below:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$8,174,342	8,165,187
Commercial real estate loans	4,852,402	4,786,825
Commercial and industrial loans	2,430,540	2,389,756
Construction loans	232,170	227,015
Total commercial loans	15,689,454	15,568,783
Residential mortgage loans	5,366,970	5,351,115
Consumer and other	691,229	707,866
Total loans	21,747,653	21,627,764
Deferred fees, premiums and other, net	(9,826)	(13,811)
Allowance for loan losses	(234,717)	(235,817)
Net loans	$21,503,110	21,378,136

During the three months ended March 31, 2019, we originated $213.4 million in commercial real estate loans, $197.7 million in commercial and industrial loans, $186.0 million in multi-family loans, $85.5 million in residential loans, $16.8 million in consumer and other loans and $1.5 million in construction loans. The growth in the loan portfolio reflects our continued focus on growing and diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
Our loan portfolio contains interest-only residential and consumer loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. At March 31, 2019, interest-only residential and consumer loans represented less than 1% of the residential and consumer portfolio. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. As of March 31, 2019, these loans represented less than 10% of the total commercial loan portfolio. We maintain stricter underwriting criteria for these interest-only loans than for amortizing loans. We believe these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. During the three months ended March 31, 2019, we purchased loans totaling $84.7 million from these entities. In addition to the loans originated for our portfolio, we originated residential mortgage loans for sale to third parties totaling $27.6 million during the three months ended March 31, 2019.
    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	14	$34.1	15	$33.9	3	$2.6	9	$19.5	8	$20.2
Commercial real estate	32	9.8	35	12.4	39	15.5	36	16.7	38	19.7
Commercial and industrial	14	17.2	14	19.4	14	19.8	13	28.9	19	23.3
Construction	1	0.2	1	0.2	1	0.2	1	0.3	1	0.3
Total commercial loans	61	61.3	65	65.9	57	38.1	59	65.4	66	63.5
Residential and consumer	296	56.4	320	59.0	347	66.3	375	69.2	390	72.5
Total non-accrual loans	357	$117.7	385	$124.9	404	$104.4	434	$134.6	456	$136.0
Accruing troubled debt restructured loans	54	$13.6	54	$13.6	59	$13.2	56	$12.8	54	$12.4
Non-accrual loans to total loans		0.54%		0.58%		0.50%		0.65%		0.66%
Allowance for loan losses as a percent of non-accrual loans		199.44%		188.78%		221.06%		171.46%		169.97%
Allowance for loan losses as a percent of total loans		1.08%		1.09%		1.10%		1.11%		1.12%
Total non-accrual loans were $117.7 million at March 31, 2019 compared to $124.9 million at December 31, 2018 and $136.0 million at March 31, 2018. Included in non-accrual loans at March 31, 2019 were $8.6 million of loans that were classified as non-accrual which were performing in accordance with their contractual terms. Classified (substandard) loans as a percent of total loans increased to 3.26% at March 31, 2019 from 3.18% at December 31, 2018. We continue to proactively and diligently work to resolve our troubled loans.
At March 31, 2019, there were $40.1 million of loans deemed as TDRs, of which $29.1 million were residential and consumer loans, $8.1 million were commercial and industrial loans and $2.9 million were commercial real estate loans. TDRs of $13.6 million were classified as accruing and $26.5 million were classified as non-accrual at March 31, 2019.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2019, the Company has deemed potential problem loans, excluding PCI loans, totaling $50.3 million, which is comprised of 12 multi-family loans totaling $30.7 million, 22 commercial and industrial loans totaling $15.1 million and 4 commercial real estate loans totaling $4.5 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.54% at March 31, 2019 compared to 0.58% at December 31, 2018. The allowance for loan losses as a percentage of non-accrual loans was 199.44% at March 31, 2019 compared to 188.78% at December 31, 2018. At March 31, 2019, our allowance for loan losses as a percentage of total loans was 1.08% compared to 1.09% at December 31, 2018.
At March 31, 2019, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $83.8 million, of which $15.4 million had a specific allowance for credit losses of $2.1 million and $68.4 million had no specific allowance for credit losses. At December 31, 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $86.7 million, of which $15.8 million had a related allowance for credit losses of $2.2 million and $70.9 million had no related allowance for credit losses.
The allowance for loan losses decreased by $1.1 million to $234.7 million at March 31, 2019 from $235.8 million at December 31, 2018. Our allowance for loan losses is impacted by the inherent credit risk, growth and composition of our overall portfolio, as well as the level of non-accrual loans and charge-offs. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at March 31, 2019 and December 31, 2018 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2019		December 31, 2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$75,572	37.6%	$82,876	37.7%
Commercial real estate loans	47,627	22.3%	48,449	22.1%
Commercial and industrial loans	78,845	11.2%	71,084	11.1%
Construction loans	7,303	1.0%	7,486	1.1%
Residential mortgage loans	20,557	24.7%	20,776	24.7%
Consumer and other loans	2,991	3.2%	3,102	3.3%
Unallocated	1,822	—	2,044	—
Total allowance	$234,717	100.0%	$235,817	100.0%
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
At March 31, 2019, our securities portfolio represented 13.9% of our total assets. Securities, in the aggregate, decreased by $4.3 million, or 0.1%, to $3.68 billion at March 31, 2019 from December 31, 2018. This decrease was a result of paydowns, partially offset by purchases.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB decreased by $1.3 million, or 0.5%, to $258.9 million at March 31, 2019 from $260.2 million at December 31, 2018. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $213.5 million at March 31, 2019 and $211.9 million at December 31, 2018. Other assets were $43.9 million at March 31, 2019 and $29.3 million at December 31, 2018.
Deposits.  At March 31, 2019, deposits totaled $17.63 billion, representing 74.7% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. Although recent increases in interest rates has resulted in consumer preference for and growth in time deposits, we remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits increased by $49.7 million, or 0.3%, from $17.58 billion at December 31, 2018 to $17.63 billion at March 31, 2019 primarily driven by an increase in time deposits, partially offset by decreases in checking and savings accounts. Checking accounts decreased $141.8 million to $7.18 billion at March 31, 2019 from $7.32 billion at December 31, 2018. Core deposits represented approximately 72% of our total deposit portfolio at March 31, 2019 compared to 74% at December 31, 2018.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	March 31, 2019		December 31, 2018
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,477,079	14.1%	$2,535,848	14.4%
Interest-bearing:
Checking accounts	4,700,483	26.7%	4,783,563	27.2%
Money market deposits	3,619,546	20.5%	3,641,070	20.7%
Savings	1,976,798	11.2%	2,048,941	11.7%
Certificates of deposit	4,856,093	27.5%	4,570,847	26.0%
Total Deposits	$17,629,999	100.0%	$17,580,269	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $113.9 million, or 2.1%, to $5.55 billion at March 31, 2019 from $5.44 billion at December 31, 2018 to help fund the growth of the loan portfolio.
Stockholders’ Equity. Stockholders’ equity decreased by $49.5 million to $2.96 billion at March 31, 2019 from $3.01 billion at December 31, 2018. The decrease was primarily attributed to the repurchase of 6.2 million shares of common stock for $73.7 million and cash dividends of $0.11 per share totaling $31.0 million during the three months ended March 31, 2019. These reductions to stockholders’ equity were partially offset by net income of $48.2 million and share-based plan activity of $6.2 million for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$175,281	$535	1.22%	$199,283	$455	0.91%
Equity securities	5,811	37	2.55%	5,702	35	2.46%
Debt securities available-for-sale	2,111,832	15,416	2.92%	2,020,833	10,852	2.15%
Debt securities held-to-maturity	1,532,764	11,002	2.87%	1,759,737	11,702	2.66%
Net loans	21,452,923	224,890	4.19%	20,011,353	204,722	4.09%
Stock in FHLB	260,543	4,337	6.66%	239,100	3,801	6.36%
Total interest-earning assets	25,539,154	256,217	4.01%	24,236,008	231,567	3.82%
Non-interest-earning assets	942,523			697,486
Total assets	$26,481,677			$24,933,494
Interest-bearing liabilities:
Savings deposits	$2,039,919	$4,370	0.86%	$2,331,475	$3,290	0.56%
Interest-bearing checking	4,975,209	22,082	1.78%	4,812,897	13,579	1.13%
Money market accounts	3,630,708	14,246	1.57%	4,091,149	9,292	0.91%
Certificates of deposit	4,752,700	24,724	2.08%	3,398,732	10,215	1.20%
Total interest-bearing deposits	15,398,536	65,422	1.70%	14,634,253	36,376	0.99%
Borrowed funds	5,229,663	28,117	2.15%	4,667,160	22,707	1.95%
Total interest-bearing liabilities	20,628,199	93,539	1.81%	19,301,413	59,083	1.22%
Non-interest-bearing liabilities	2,868,166			2,508,888
Total liabilities	23,496,365			21,810,301
Stockholders’ equity	2,985,312			3,123,193
Total liabilities and stockholders’ equity	$26,481,677			$24,933,494
Net interest income		$162,678			$172,484
Net interest rate spread(1)			2.20%			2.60%
Net interest-earning assets(2)	$4,910,955			$4,934,595
Net interest margin(3)			2.55%			2.85%
Ratio of interest-earning assets to total interest-bearing liabilities	1.24			1.26

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018
Net Income. Net income for the three months ended March 31, 2019 was $48.2 million compared to net income of $57.9 million for the three months ended March 31, 2018.
Net Interest Income. Net interest income decreased by $9.8 million, or 5.7%, to $162.7 million for the three months ended March 31, 2019 from $172.5 million for the three months ended March 31, 2018. The net interest margin decreased 30 basis points to 2.55% for the three months ended March 31, 2019 from 2.85% for the three months ended March 31, 2018.
Total interest and dividend income increased by $24.7 million, or 10.6%, to $256.2 million for the three months ended March 31, 2019. Interest income on loans increased by $20.2 million, or 9.9%, to $224.9 million for the three months ended March 31, 2019 as a result of a $1.44 billion increase in the average balance of net loans to $21.45 billion, primarily attributed to loan originations, partially offset by paydowns and payoffs. The weighted average yield on net loans increased 10 basis points to 4.19%. Prepayment penalties, which are included in interest income, totaled $3.7 million for the three months ended March 31, 2019 compared to $5.2 million for the three months ended March 31, 2018. Interest income on all other interest-earning assets, excluding loans, increased by $4.5 million, or 16.7%, to $31.3 million for the three months ended March 31, 2019 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 53 basis points to 3.07%. The average balance of all other interest-earning assets, excluding loans, decreased $138.4 million to $4.09 billion for the three months ended March 31, 2019.
Total interest expense increased by $34.5 million, or 58.3%, to $93.5 million for the three months ended March 31, 2019. Interest expense on interest-bearing deposits increased $29.0 million, or 79.9%, to $65.4 million for the three months ended March 31, 2019. The weighted average cost of interest-bearing deposits increased 71 basis points to 1.70% for the three months ended March 31, 2019. In addition, the average balance of total interest-bearing deposits increased $764.3 million, or 5.2%, to $15.40 billion for the three months ended March 31, 2019. Interest expense on borrowed funds increased by $5.4 million, or 23.8%, to $28.1 million for the three months ended March 31, 2019. The average balance of borrowed funds increased $562.5 million, or 12.1%, to $5.23 billion for the three months ended March 31, 2019. In addition, the weighted average cost of borrowings increased 20 basis points to 2.15% for the three months ended March 31, 2019.
Provision for Loan Losses. Our provision is primarily a result of the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs. For the three months ended March 31, 2019, our provision for loan losses was $3.0 million, compared to $2.5 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, net charge-offs were $4.1 million, compared to $2.3 million for the three months ended March 31, 2018.
Non-Interest Income. Total non-interest income increased $2.1 million, or 22.9%, to $11.2 million for the three months ended March 31, 2019. Fees and service charges increased $718,000 and other income attributed to non-depository investment products and gains on our equipment finance portfolio increased $718,000 for the three months ended March 31, 2019.
Non-Interest Expenses. Total non-interest expenses were $103.4 million for the three months ended March 31, 2019, an increase of $2.3 million, or 2.3%, compared to the three months ended March 31, 2018. Compensation and fringe benefits increased $1.9 million due to additions to our staff to support our growth as well as merit increases, data processing and communication expense increased $1.9 million and advertising and promotional expense increased $1.5 million. These increases were partially offset by a decrease of $1.5 million in professional fees and a decrease of $1.2 million in federal insurance premiums.
Income Taxes. Income tax expense for the first quarter of 2019 was $19.3 million compared to $20.1 million for the first quarter 2018.  The effective tax rate was 28.6% for the three months ended March 31, 2019 and 25.7% for the three months ended March 31, 2018.
Our tax rate was negatively impacted by the enacted State of New Jersey legislation that created a temporary surtax effective for tax years 2018 through 2021 and will require companies to file combined tax returns beginning for 2019.
The effective tax rate was affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. The effective tax rate is also affected by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions. In addition, the effective tax rate can be impacted by any large infrequently occurring items.

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
At March 31, 2019, the Company had $675.0 million of overnight borrowings outstanding. The Company had $686.0 million overnight borrowings outstanding at December 31, 2018. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $5.55 billion at March 31, 2019, an increase of $113.9 million from $5.44 billion at December 31, 2018.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2019, outstanding commitments to originate loans totaled $393.2 million; outstanding unused lines of credit totaled $1.46 billion; standby letters of credit totaled $37.6 million and outstanding commitments to sell loans totaled $19.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.94 billion at March 31, 2019. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
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

•
Added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5% or have restrictions imposed on capital distributions and discretionary cash bonus payments.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of March 31, 2019 the Company and the Bank met the currently applicable Conservation Buffer of 2.5%.

As of March 31, 2019, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of March 31, 2019 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,586,512	9.85%	$1,050,188	4.00%	$1,312,735	5.00%
Common Equity Tier 1 Risk-Based Capital	2,586,512	12.87%	1,406,376	7.00%	1,305,921	6.50%
Tier 1 Risk Based Capital	2,586,512	12.87%	1,707,743	8.50%	1,607,287	8.00%
Total Risk-Based Capital	2,822,188	14.05%	2,109,564	10.50%	2,009,109	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,876,322	10.86%	$1,059,719	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,876,322	14.28%	1,409,798	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,876,322	14.28%	1,711,898	8.50%	n/a	n/a
Total Risk-Based Capital	3,111,997	15.45%	2,114,697	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2019:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$5,549,587	1,719,074	1,000,000	1,000,000	1,830,513
Commitments to originate and purchase loans	$393,191	393,191	—	—	—
Commitments to sell loans	$19,000	19,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $5.0 million of the borrowings are callable at the option of the lender. Additionally, at March 31, 2019, the Company’s commitments to fund unused lines of credit totaled $1.46 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes $197.3 million of operating lease liabilities. While the contractual obligations as of March 31, 2019 have not changed significantly from December 31, 2018, the accounting for such obligations required changes effective January 1, 2019 in accordance with the Company’s adoption of Topic 842 which requires these liabilities to be recorded.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three months ended March 31, 2019, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed-rate assets. These derivatives had an aggregate notional amount of $3.06 billion as of March 31, 2019. The fair value of derivatives designated as hedging activities as of March 31, 2019 was a a liability of $527,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements which are, therefore, not used to manage interest rate risk in the Company’s assets or liabilities. Additionally, the Company provides interest rate risk management services to commercial customers, primarily interest rate swaps. The Company’s market risk from unfavorable movements in interest rates related to these derivative contracts is economically hedged by concurrently entering into offsetting derivative contracts that have identical notional values, terms and indices.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2018 Annual Report on Form 10-K.

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
The general objective of our interest rate risk management process is to determine the appropriate level of risk given our business model and then to manage that risk in a manner consistent with our policies. Our Asset Liability Committee, which consists of senior management and executives, evaluates the interest rate risk inherent in our balance sheet, the operating environment and capital and liquidity requirements and may modify our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews various Asset Liability Committee reports that estimate sensitivity to the economic value of equity and net interest income of assets and liabilities and off-balance sheet contracts under various interest rate scenarios.
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged instruments can be either assets or liabilities. As of March 31, 2019 and December 31, 2018, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.06 billion and $2.61 billion, respectively. Included in the fair value hedges are $1.25 billion in asset swap transactions where fixed rate loan payments are exchanged for variable rate payments. These transactions were executed in an effort to reduce the Company’s exposure to rising rates.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities, which also includes the evaluation of our off-balance sheet positions. At March 31, 2019, 24.7% of our total loan portfolio was comprised of residential mortgages, of which approximately 30.9% was in variable rate products, while 69.1% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2019, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,787,062	(425,988)	(10.1)%	$594,867	(39,336)	(6.2)%
0bp	$4,213,050	—	—	$634,203	—	—
-100bp	$4,350,241	137,191	3.3%	$657,552	23,349	3.7%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2019, in the event of a 200 basis points increase in interest rates, we would be expected to experience an 10.1% decrease in EVE and a $39.3 million, or 6.2%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 3.3% increase in EVE and a $23.3 million, or 3.7%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2019 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
January 1, 2019 through January 31, 2019	3,233,141	$11.47	3,230,000	23,036,834
February 1, 2019 through February 28, 2019	1,168,272	12.71	1,050,000	21,986,834
March 1, 2019 through March 31, 2019	1,806,966	12.07	1,800,000	20,186,834
Total	6,208,379	$11.88	6,080,000	20,186,834
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 20,186,834 shares yet to be repurchased as of March 31, 2019.
(2) 128,379 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

10.1	Split Dollar Life Insurance Agreement between Marathon National Bank of New York and Paul Stathoulopoulos, as assumed by Investors Bank

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

INVESTORS BANCORP, INC.

Date: May 10, 2019	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)