Form 10-Q
period 2019-06-30
Investors Bancorp, Inc.
filed 2019-08-08
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________ to ___________
Commission file number: 001-36441
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware					46-4702118
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification Number)

101 JFK Parkway	,	Short Hills	,	New Jersey	07078
(Address of Principal Executive Offices)					Zip Code
(973) 924-5100
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ISBC	The NASDAQ Stock Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of August 2, 2019, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 276,732,219 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Cash and cash equivalents	$254,382	196,891
Equity securities	5,975	5,793
Debt securities available-for-sale, at estimated fair value	2,679,708	2,122,162
Debt securities held-to-maturity, net (estimated fair value of $1,174,483 and $1,558,564 at June 30, 2019 and December 31, 2018, respectively)	1,132,018	1,555,137
Loans receivable, net	21,764,880	21,378,136
Loans held-for-sale	16,411	4,074
Federal Home Loan Bank stock	294,155	260,234
Accrued interest receivable	83,015	77,501
Other real estate owned	7,097	6,911
Office properties and equipment, net	174,663	177,432
Operating lease right-of-use assets	184,215	—
Net deferred tax asset	106,208	104,411
Bank owned life insurance	215,032	211,914
Goodwill and intangible assets	97,997	99,063
Other assets	48,360	29,349
Total assets	$27,064,116	26,229,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,644,471	17,580,269
Borrowed funds	6,083,737	5,435,681
Advance payments by borrowers for taxes and insurance	125,521	129,891
Operating lease liabilities	194,233	—
Other liabilities	89,279	77,837
Total liabilities	24,137,241	23,223,678
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at June 30, 2019 and December 31, 2018; 276,820,541 and 286,273,114 outstanding at June 30, 2019 and December 31, 2018, respectively	3,591	3,591
Additional paid-in capital	2,809,851	2,805,423
Retained earnings	1,206,873	1,173,897
Treasury stock, at cost; 82,250,311 and 72,797,738 shares at June 30, 2019 and December 31, 2018, respectively	(995,265)	(884,750)
Unallocated common stock held by the employee stock ownership plan	(79,764)	(81,262)
Accumulated other comprehensive loss	(18,411)	(11,569)
Total stockholders’ equity	2,926,875	3,005,330
Total liabilities and stockholders’ equity	$27,064,116	26,229,008
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$227,462	211,791	452,352	416,513
Securities:
Equity	35	33	72	68
Government-sponsored enterprise obligations	267	273	533	547
Mortgage-backed securities	23,883	19,633	47,513	39,655
Municipal bonds and other debt	2,734	2,432	5,256	4,690
Interest-bearing deposits	609	409	1,144	864
Federal Home Loan Bank stock	4,078	3,831	8,415	7,632
Total interest and dividend income	259,068	238,402	515,285	469,969
Interest expense:
Deposits	67,828	42,067	133,250	78,443
Borrowed funds	32,072	25,034	60,189	47,741
Total interest expense	99,900	67,101	193,439	126,184
Net interest income	159,168	171,301	321,846	343,785
Provision for loan losses	(3,000)	4,000	—	6,500
Net interest income after provision for loan losses	162,168	167,301	321,846	337,285
Non-interest income
Fees and service charges	5,654	5,230	10,989	10,688
Income on bank owned life insurance	1,540	1,543	3,117	2,829
Gain on loans, net	1,015	663	1,448	920
(Loss) gain on securities, net	(5,617)	1,147	(5,553)	1,101
Gain on sale of other real estate owned, net	281	184	505	337
Other income	4,108	2,711	7,669	4,713
Total non-interest income	6,981	11,478	18,175	20,588
Non-interest expense
Compensation and fringe benefits	59,854	60,799	120,852	119,860
Advertising and promotional expense	4,282	3,807	7,894	5,894
Office occupancy and equipment expense	15,423	14,717	31,594	31,295
Federal deposit insurance premiums	3,300	4,525	6,600	9,025
General and administrative	692	693	1,176	1,193
Professional fees	3,461	3,801	6,401	8,203
Data processing and communication	7,642	7,106	15,641	13,229
Other operating expenses	9,150	7,136	17,055	14,970
Total non-interest expenses	103,804	102,584	207,213	203,669
Income before income tax expense	65,345	76,195	132,808	154,204
Income tax expense	18,721	19,098	38,026	39,182
Net income	$46,624	57,097	94,782	115,022
Basic earnings per share	$0.18	0.20	0.36	0.40
Diluted earnings per share	$0.18	0.20	0.36	0.40
Weighted average shares outstanding
Basic	263,035,892	284,502,818	265,337,191	286,085,380
Diluted	263,477,477	285,733,542	265,831,421	287,413,166
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$46,624	57,097	94,782	115,022
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	14	103	27	206
Unrealized gains (losses) on debt securities available-for-sale	16,568	(6,297)	32,807	(29,020)
Accretion of loss on debt securities reclassified to held to maturity	318	159	431	326
Reclassification adjustment for security losses included in net income	4,221	—	4,221	—
Other-than-temporary impairment accretion on debt securities	181	215	361	431
Net (losses) gains on derivatives	(29,038)	6,020	(44,689)	18,462
Total other comprehensive (loss) income	(7,736)	200	(6,842)	(9,595)
Total comprehensive income	$38,888	57,297	87,940	105,427

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2017	$3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	115,022	—	—	—	115,022
Other comprehensive loss, net of tax	—	—	—	—	—	(9,595)	(9,595)
Reclassification due to the adoption of ASU No. 2016-01	—	—	606	—	—	(606)	—
Purchase of treasury stock (7,586,236 shares)	—	—	—	(103,020)	—	—	(103,020)
Treasury stock allocated to restricted stock plan (25,106 shares)	—	(341)	36	305	—	—	—
Compensation cost for stock options and restricted stock	—	9,133	—	—	—	—	9,133
Exercise of stock options	—	(4,000)	—	9,221	—	—	5,221
Restricted stock forfeitures (286,000 shares)	—	3,586	(246)	(3,340)	—	—	—
Cash dividend paid ($0.18 per common share)	—	—	(54,466)	—	—	—	(54,466)
ESOP shares allocated or committed to be released	—	1,739	—	—	1,498	—	3,237
Balance at June 30, 2018	$3,591	2,794,507	1,145,129	(729,944)	(82,760)	(39,540)	3,090,983

Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	94,782	—	—	—	94,782
Other comprehensive loss, net of tax	—	—	—	—	—	(6,842)	(6,842)
Purchase of treasury stock (10,038,159 shares)	—	—	—	(117,755)	—	—	(117,755)
Treasury stock allocated to restricted stock plan (658,419 shares)	—	(8,011)	(68)	8,079	—	—	—
Compensation cost for stock options and restricted stock	—	9,566	—	—	—	—	9,566
Exercise of stock options	—	(286)	—	945	—	—	659
Restricted stock forfeitures (149,333 shares)	—	1,885	(101)	(1,784)	—	—	—
Cash dividend paid ($0.22 per common share)	—	—	(61,637)	—	—	—	(61,637)
ESOP shares allocated or committed to be released	—	1,274	—	—	1,498	—	2,772
Balance at June 30, 2019	$3,591	2,809,851	1,206,873	(995,265)	(79,764)	(18,411)	2,926,875
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$94,782	115,022
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,338	12,370
Amortization of premiums and accretion of discounts on securities, net	3,953	5,832
Amortization of premiums and accretion of fees and costs on loans, net	(2,983)	(4,212)
Amortization of other intangible assets	792	1,020
Provision for loan losses	—	6,500
Depreciation and amortization of office properties and equipment	9,356	9,055
Loss (gain) on securities, net	5,553	(1,101)
Mortgage loans originated for sale	(77,732)	(19,308)
Proceeds from mortgage loan sales	66,624	19,085
Gain on sales of mortgage loans, net	(1,229)	(541)
Gain on sale of other real estate owned	(505)	(337)
Income on bank owned life insurance	(3,117)	(2,829)
Amortization of operating lease right-of-use assets	8,001	—
Increase in accrued interest receivable	(5,514)	(1,089)
Deferred tax expense (benefit)	3,414	(3,560)
(Increase) decrease in other assets	(18,176)	1,756
(Decrease) increase in other liabilities	(48,707)	15,332
Total adjustments	(47,932)	37,973
Net cash provided by operating activities	46,850	152,995
Cash flows from investing activities:
Purchases of loans receivable	(216,419)	(184,754)
Net originations of loans receivable	(195,937)	(173,851)
Proceeds from disposition of loans receivable	25,857	379
Gain on disposition of loans receivable	(219)	(379)
Net proceeds from sale of other real estate owned	2,754	2,947
Proceeds from principal repayments/calls/maturities of debt securities available for sale	162,787	177,154
Proceeds from sales of debt securities available for sale	399,435	—
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	137,035	163,983
Purchases of equity securities	(47)	(45)
Purchases of debt securities available for sale	(686,504)	(153,887)
Purchases of debt securities held to maturity	(106,748)	(27,212)
Proceeds from redemptions of Federal Home Loan Bank stock	157,325	137,858
Purchases of Federal Home Loan Bank stock	(191,246)	(153,724)
Purchases of office properties and equipment	(6,587)	(5,370)
Death benefit proceeds from bank owned life insurance	—	3,619
Purchases of bank owned life insurance	—	(125,000)
Cash paid for acquisition	—	(340,183)
Net cash used in investing activities	(518,514)	(678,465)
Cash flows from financing activities:
Net increase (decrease) in deposits	64,202	(440,292)
Funds borrowed under other repurchase agreements	197,606	150,000
Net increase in borrowed funds	450,450	533,454
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(4,370)	12,174

Dividends paid	(61,637)	(54,466)
Exercise of stock options	659	5,221
Purchase of treasury stock	(117,755)	(103,020)
Net cash provided by financing activities	529,155	103,071
Net increase (decrease) in cash and cash equivalents	57,491	(422,399)
Cash and cash equivalents at beginning of period	196,891	618,394
Cash and cash equivalents at end of period	$254,382	195,995
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$2,957	2,078
Cash paid during the year for:
Interest	193,071	122,513
Income taxes	13,824	31,036
Significant non-cash transactions:
Debt securities transferred from held-to-maturity to available-for-sale	393,067	—
Right-of-use assets obtained in exchange for new lease liabilities	1,791	—
Acquisitions:
Non-cash assets acquired:
Loans	—	330,747
Goodwill and other intangible assets, net	—	4,975
Total non-cash assets acquired	—	335,722
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.     Stock Transactions
Stock Repurchase Program
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of June 30, 2019.
During the six months ended June 30, 2019, the Company purchased 10,038,159 shares at a cost of $117.8 million, or approximately $11.73 per share. During the six months ended June 30, 2019, shares repurchased included 379,119 shares withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.

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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2019	2018
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$46,624	$57,097

Shares
Weighted-average common shares outstanding - basic	263,035,892	284,502,818
Effect of dilutive common stock equivalents (1)	441,585	1,230,724
Weighted-average common shares outstanding - diluted	263,477,477	285,733,542

Earnings per common share
Basic	$0.18	$0.20
Diluted	$0.18	$0.20

(1) For the three months ended June 30, 2019 and 2018, there were 10,749,549 and 9,971,644 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$94,782	$115,022

Shares
Weighted-average common shares outstanding - basic	265,337,191	286,085,380
Effect of dilutive common stock equivalents (1)	494,230	1,327,786
Weighted-average common shares outstanding - diluted	265,831,421	287,413,166

Earnings per common share
Basic	$0.36	$0.40
Diluted	$0.36	$0.40

(1) For the six months ended June 30, 2019 and 2018, there were 10,705,374 and 9,758,591 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $6.0 million and $5.8 million as of June 30, 2019 and December 31, 2018, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.

The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net gains recognized on equity securities	$71	53	$135	7
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized gains recognized on equity securities	$71	53	$135	$7

Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated. During the second quarter of 2019, the Company early adopted ASU 2019-04 and reclassified $393.1 million of debt securities held-to-maturity to debt securities available-for-sale. See Note 17, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	At June 30, 2019
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,191,501	19,182	382	1,210,301
Federal National Mortgage Association	1,156,418	15,156	949	1,170,625
Government National Mortgage Association	294,761	4,025	4	298,782
Total debt securities available-for-sale	$2,642,680	38,363	1,335	2,679,708

	At June 30, 2019
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$41,266	—	41,266	134	2	41,398
Municipal bonds	83,756	—	83,756	2,474	—	86,230
Corporate and other debt securities	66,669	15,352	51,317	32,243	—	83,560
Total debt securities held-to-maturity	191,691	15,352	176,339	34,851	2	211,188
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	300,915	176	300,739	2,760	222	303,277
Federal National Mortgage Association	579,035	508	578,527	5,377	1,038	582,866
Government National Mortgage Association	76,413	—	76,413	739	—	77,152
Total mortgage-backed securities held-to-maturity	956,363	684	955,679	8,876	1,260	963,295
Total debt securities held-to-maturity	$1,148,054	16,036	1,132,018	43,727	1,262	1,174,483

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
At June 30, 2019, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At June 30, 2019, the TruPS had a carrying value and estimated fair value of $46.3 million and $78.5 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at June 30, 2019 had a carrying value and estimated fair value of $44.5 million and $73.9 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Debt securities with a carrying value of $930.6 million and an estimated fair value of $941.3 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at June 30, 2019, by contractual maturity, are shown below.

	June 30, 2019
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$2,676	2,676
Due after one year through five years	—	—
Due after five years through ten years	50,286	51,577
Due after ten years	123,377	156,935
Total	$176,339	211,188

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$—	—	76,517	382	76,517	382
Federal National Mortgage Association	—	—	267,534	949	267,534	949
Government National Mortgage Association	25,281	4	—	—	25,281	4
Total debt securities available-for-sale	25,281	4	344,051	1,331	369,332	1,335
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	24,999	2	—	—	24,999	2
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	44,120	222	44,120	222
Federal National Mortgage Association	—	—	120,851	1,038	120,851	1,038
Total mortgage-backed securities held-to-maturity	—	—	164,971	1,260	164,971	1,260
Total debt securities held-to-maturity	24,999	2	164,971	1,260	189,970	1,262
Total	$50,280	6	509,022	2,591	559,302	2,597

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$97,137	994	288,916	7,196	386,053	8,190
Federal National Mortgage Association	125,389	2,098	489,337	13,452	614,726	15,550
Total debt securities available-for-sale	222,526	3,092	778,253	20,648	1,000,779	23,740
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	40,022	1,236	40,022	1,236
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,045	553	339,534	8,860	390,579	9,413
Federal National Mortgage Association	214,400	2,449	663,671	20,238	878,071	22,687
Government National Mortgage Association	35,499	492	44,824	926	80,323	1,418
Total mortgage-backed securities held-to-maturity	300,944	3,494	1,048,029	30,024	1,348,973	33,518
Total debt securities held-to-maturity	300,944	3,494	1,088,051	31,260	1,388,995	34,754
Total	$523,470	6,586	1,866,304	51,908	2,389,774	58,494

At June 30, 2019, the majority of gross unrealized losses relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been positively impacted by changes in interest rates.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled TruPS. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At June 30, 2019 and 2018, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three and six months ended June 30, 2019 and 2018. At June 30, 2019, non-credit related OTTI recorded on the previously impaired TruPS was $15.4 million ($11.0 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance of credit related OTTI, beginning of period	$79,713	84,845	80,595	85,768
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(882)	(922)	(1,764)	(1,845)
Reductions for securities sold or paid off during the period	—	—	—	—
Balance of credit related OTTI, end of period	$78,831	83,923	78,831	83,923

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three and six months ended June 30, 2019, the Company received proceeds of $399.4 million on securities sold from the debt securities available-for-sale portfolio resulting in a loss of $5.7 million recognized in non-interest income. Proceeds from the sale were reinvested in higher yielding debt securities. There were no sales of equity securities or debt securities held-to-maturity for the three and six months ended June 30, 2019. The Company recognized unrealized gains on equity securities of $71,000 and $135,000, respectively, for the three and six months ended June 30, 2019.
For the three and six months ended June 30, 2018, there were no sales of equity or debt securities; however, in the second quarter of 2018, the Company received proceeds of $1.5 million from the payoff of a TruP security which resulted in a gain of $1.1 million. The Company recognized net unrealized gains on equity securities of $53,000 and $7,000, respectively, for the three and six months ended June 30, 2018.

6.    Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Multi-family loans	$8,156,766	8,165,187
Commercial real estate loans	4,893,850	4,783,095
Commercial and industrial loans	2,585,069	2,389,756
Construction loans	252,628	227,015
Total commercial loans	15,888,313	15,565,053
Residential mortgage loans	5,408,178	5,350,504
Consumer and other loans	699,887	707,746
Total loans excluding PCI loans	21,996,378	21,623,303
PCI loans	4,209	4,461
Deferred fees, premiums and other, net (1)	(3,770)	(13,811)
Allowance for loan losses	(231,937)	(235,817)
Net loans	$21,764,880	21,378,136

(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of the period	$234,717	231,144	235,817	230,969
Loans charged off	(2,181)	(7,036)	(7,626)	(14,143)
Recoveries	2,401	2,730	3,746	7,512
Net charge-offs	220	(4,306)	(3,880)	(6,631)
Provision for loan losses	(3,000)	4,000	—	6,500
Balance at end of the period	$231,937	230,838	231,937	230,838

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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the six months ended June 30, 2019 and 2018, the Company recorded charge-offs of $7,000 and $257,000, respectively, related to PCI loans acquired.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: collectively evaluated for impairment and individually evaluated for impairment. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The allowance for loans collectively evaluated for impairment is determined by applying quantitative loss factors to the loans collectively evaluated for impairment segregated by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Quantitative loss factors for each loan segment are generally determined based on the Company’s historical loss experience over an appropriate look-back period. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each quantitative loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The quantitative loss factors may also be adjusted to account for qualitative factors, both internal and external to the Company, that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. Updated appraisals are generally obtained for substandard loans $1.0 million or greater and special mention loans $2.0 million or greater in the process of collection by the Company’s special assets department. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(1,463)	(59)	(4,006)	—	(1,588)	(510)	—	(7,626)
Recoveries	—	1,991	902	—	799	54	—	3,746
Provision	(7,620)	(267)	9,555	(247)	(1,270)	(350)	199	—
Ending balance-June 30, 2019	$73,793	50,114	77,535	7,239	18,717	2,296	2,243	231,937

Individually evaluated for impairment	$—	—	—	—	1,890	55	—	1,945
Collectively evaluated for impairment	73,793	50,114	77,535	7,239	16,827	2,241	2,243	229,992
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at June 30, 2019	$73,793	50,114	77,535	7,239	18,717	2,296	2,243	231,937

Loans:
Individually evaluated for impairment	$32,346	3,850	17,578	—	27,518	920	—	82,212
Collectively evaluated for impairment	8,124,420	4,890,000	2,567,491	252,628	5,380,660	698,967	—	21,914,166
Loans acquired with deteriorated credit quality	—	3,616	—	—	508	85	—	4,209
Balance at June 30, 2019	$8,156,766	4,897,466	2,585,069	252,628	5,408,686	699,972	—	22,000,587

	December 31, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(2,603)	(7,200)	(7,078)	—	(5,246)	(1,963)	—	(24,090)
Recoveries	17	5,213	9,478	—	2,193	37	—	16,938
Provision	3,993	(5,701)	14,121	(4,123)	1,994	1,929	(213)	12,000
Ending balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Individually evaluated for impairment	$—	—	—	—	2,082	72	—	2,154
Collectively evaluated for impairment	82,876	48,449	71,084	7,486	18,694	3,030	2,044	233,663
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Loans:
Individually evaluated for impairment	$32,046	6,623	19,624	—	27,884	570	—	86,747
Collectively evaluated for impairment	8,133,141	4,776,472	2,370,132	227,015	5,322,620	707,176	—	21,536,556
Loans acquired with deteriorated credit quality	—	3,730	—	—	611	120	—	4,461
Balance at December 31, 2018	$8,165,187	4,786,825	2,389,756	227,015	5,351,115	707,866	—	21,627,764

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
The following tables present the risk category of loans as of June 30, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	June 30, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,748,907	883,921	242,502	281,436	—	—	8,156,766
Commercial real estate	4,170,760	444,562	69,881	208,647	—	—	4,893,850
Commercial and industrial	1,779,684	615,205	51,381	138,799	—	—	2,585,069
Construction	166,396	67,324	399	18,509	—	—	252,628
Total commercial loans	12,865,747	2,011,012	364,163	647,391	—	—	15,888,313
Residential mortgage	5,351,618	11,654	3,649	41,257	—	—	5,408,178
Consumer and other	692,330	4,156	785	2,616	—	—	699,887
Total	$18,909,695	2,026,822	368,597	691,264	—	—	21,996,378

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,462,056	1,061,168	313,498	328,465	—	—	8,165,187
Commercial real estate	3,910,282	552,080	162,488	158,245	—	—	4,783,095
Commercial and industrial	1,647,130	571,620	53,861	117,145	—	—	2,389,756
Construction	163,503	35,774	9,200	18,538	—	—	227,015
Total commercial loans	12,182,971	2,220,642	539,047	622,393	—	—	15,565,053
Residential mortgage	5,268,234	12,082	7,712	62,476	—	—	5,350,504
Consumer and other	694,432	8,443	1,650	3,221	—	—	707,746
Total	$18,145,637	2,241,167	548,409	688,090	—	—	21,623,303

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	June 30, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$11,998	17,207	33,975	63,180	8,093,586	8,156,766
Commercial real estate	26,858	9,486	569	36,913	4,856,937	4,893,850
Commercial and industrial	1,059	4,337	11,053	16,449	2,568,620	2,585,069
Construction	—	—	199	199	252,429	252,628
Total commercial loans	39,915	31,030	45,796	116,741	15,771,572	15,888,313
Residential mortgage	17,313	6,514	30,227	54,054	5,354,124	5,408,178
Consumer and other	4,156	866	1,717	6,739	693,148	699,887
Total	$61,384	38,410	77,740	177,534	21,818,844	21,996,378

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$23,098	2,572	33,683	59,353	8,105,834	8,165,187
Commercial real estate	5,491	3,511	2,415	11,417	4,771,678	4,783,095
Commercial and industrial	2,988	867	4,560	8,415	2,381,341	2,389,756
Construction	9,200	—	227	9,427	217,588	227,015
Total commercial loans	40,777	6,950	40,885	88,612	15,476,441	15,565,053
Residential mortgage	13,811	7,712	39,255	60,778	5,289,726	5,350,504
Consumer and other	8,524	1,650	2,830	13,004	694,742	707,746
Total	$63,112	16,312	82,970	162,394	21,460,909	21,623,303

The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	June 30, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	14	$34,049	15	$33,940
Commercial real estate	27	8,142	35	12,391
Commercial and industrial	13	18,023	14	19,394
Construction	1	199	1	227
Total commercial loans	55	60,413	65	65,952
Residential mortgage and consumer	275	51,188	320	58,961
Total non-accrual loans	330	$111,601	385	$124,913

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2019 and December 31, 2018, these loans are comprised of the following:

	June 30, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	—	$—	2	$2,817
Commercial and industrial	—	—	2	9,762
Total commercial loans	—	—	4	12,579
Residential mortgage and consumer	34	5,827	26	4,006
Total TDR with payment status current classified as non-accrual	34	$5,827	30	$16,585
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated. Not included in the table is a TDR loan in the amount of $1.4 million which was 30-89 days delinquent at June 30, 2019, classified as accruing while the Company underwrites an extension of the borrower’s credit facilities:

	June 30, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	1	$2,463	—	$—
Total commercial loans	1	2,463	—	—
Residential mortgage and consumer	9	1,711	11	1,810
Total TDR 30-89 days delinquent classified as non-accrual	10	$4,174	11	$1,810

The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of June 30, 2019, PCI loans with a carrying value of $4.2 million included $4.0 million of which were current, $48,000 of which were 30-89 days delinquent and $138,000 of which were 90 days or more delinquent. As of December 31, 2018, PCI loans with a carrying value of $4.5 million included $4.1 million of which were current, $229,000 of which were 30-89 days delinquent and $248,000 of which were 90 days or more delinquent.
At June 30, 2019 and December 31, 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $82.2 million and $86.7 million, respectively, with allocations of the allowance for loan losses of $1.9 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019 and 2018, interest income received and recognized on these loans totaled $498,000 and $602,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,346	35,851	—	32,352	21
Commercial real estate	3,850	6,958	—	4,186	115
Commercial and industrial	17,578	26,355	—	18,094	160
Construction	—	—	—	—	—
Total commercial loans	53,774	69,164	—	54,632	296
Residential mortgage and consumer	13,793	18,629	—	13,810	104
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,645	15,347	1,945	14,749	98
Total:
Multi-family	32,346	35,851	—	32,352	21
Commercial real estate	3,850	6,958	—	4,186	115
Commercial and industrial	17,578	26,355	—	18,094	160
Construction	—	—	—	—	—
Total commercial loans	53,774	69,164	—	54,632	296
Residential mortgage and consumer	28,438	33,976	1,945	28,559	202
Total impaired loans	$82,212	103,140	1,945	83,191	498

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	12,626	17,130	—	11,907	167
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,828	16,498	2,154	15,627	280
Total:
Multi-family	32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	28,454	33,628	2,154	27,534	447
Total impaired loans	$86,747	106,046	2,154	88,019	904

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

The following tables present the total TDR loans at June 30, 2019 and December 31, 2018. There were five residential loans that were previously designated as PCI classified as TDRs for the periods ended June 30, 2019 and December 31, 2018.

	June 30, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	1	$21	2	$2,472	3	$2,493
Commercial and industrial	2	1,830	2	5,844	4	7,674
Total commercial loans	3	1,851	4	8,316	7	10,167
Residential mortgage and consumer	53	10,358	82	18,096	135	28,454
Total	56	$12,209	86	$26,412	142	$38,621

	December 31, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$892	1	$892
Commercial real estate	—	—	3	2,859	3	2,859
Commercial and industrial	2	2,070	4	13,479	6	15,549
Total commercial loans	2	2,070	8	17,230	10	19,300
Residential mortgage and consumer	52	11,550	79	16,908	131	28,458
Total	54	$13,620	87	$34,138	141	$47,758

The following tables present information about TDRs that occurred during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Commercial and industrial	—	$—	$—	2	$9,536	$9,536
Residential mortgage and consumer	4	732	732	6	788	788

	Six Months Ended June 30,
	2019			2018
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	—	$—	$—	2	$788	$616
Commercial and industrial	—	—	—	3	9,971	9,971
Residential mortgage and consumer	10	2,396	2,396	12	1,500	1,500

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $96,000 and $573,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the three and six months ended June 30, 2019, respectively. There were $42,000 and $214,000 in charge-offs for collateral dependent TDRs during the three and six months ended June 30, 2018, respectively. Of the amount charged off in the first six months of 2018, one borrower subsequently repaid the full amount of outstanding loan principal which resulted in a recovery of $172,000. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.9 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively.
Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs in the six months ended June 30, 2018 had their maturity extended.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Commercial and industrial	—	—%	—%	2	6.07%	6.07%
Residential mortgage and consumer	4	5.22%	4.96%	6	4.85%	3.17%

	Six Months Ended June 30,
	2019			2018
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	—	—%	—%	2	4.68%	4.68%
Commercial and industrial	—	—%	—%	3	6.01%	6.01%
Residential mortgage and consumer	10	5.25%	4.92%	12	4.78%	3.22%

Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2019 consisted of 1 residential loan and 1 commercial real estate loan with a recorded investment of $270,000 and $2.5 million, respectively, at June 30, 2019. Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2018 consisted of 7 residential loans, 1 commercial real estate loan and 1 multi-family loan with a recorded investment of $560,000, $203,000 and $918,000, respectively, at June 30, 2018.

7.     Deposits
Deposits are summarized as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Non-interest bearing:
Checking accounts	$2,455,293	2,535,848
Interest bearing:
Checking accounts	4,697,470	4,783,563
Money market deposits	3,791,080	3,641,070
Savings	1,877,082	2,048,941
Certificates of deposit	4,823,546	4,570,847
Total deposits	$17,644,471	17,580,269
8.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Mortgage servicing rights	$11,482	11,712
Core deposit premiums	3,258	4,050
Other	711	755
Total other intangible assets	15,451	16,517
Goodwill	82,546	82,546
Goodwill and intangible assets	$97,997	99,063

The following table summarizes other intangible assets as of June 30, 2019 and December 31, 2018:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2019
Mortgage servicing rights	$18,489	(6,784)	(223)	11,482
Core deposit premiums	21,139	(17,881)	—	3,258
Other	1,150	(439)	—	711
Total other intangible assets	$40,778	(25,104)	(223)	15,451

December 31, 2018
Mortgage servicing rights	$19,808	(7,921)	(175)	11,712
Core deposit premiums	25,058	(21,008)	—	4,050
Other	1,150	(395)	—	755
Total other intangible assets	$46,016	(29,324)	(175)	16,517

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.59 billion and $1.62 billion at June 30, 2019 and December 31, 2018, respectively, all of which relate to mortgage loans. At June 30, 2019 and December 31, 2018, the servicing asset, included in other intangible assets, had an estimated fair value of $13.4 million and $14.9 million, respectively. At June 30, 2019, fair value was based on expected future cash flows considering a weighted average discount rate of 12.06%, a weighted average constant prepayment rate on mortgages of 11.58% and a weighted average life of 6.2 years. See Note 15 for additional details.
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
The following table presents the balance sheet information related to our leases:

June 30, 2019
(Dollars in thousands)
Operating lease right-of-use assets	$184,215
Operating lease liabilities	194,233
Weighted average remaining lease term	10.1 years
Weighted average discount rate	2.75%

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
The following table presents the components of total lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$6,323	12,643
Short-term lease cost	72	155
Variable lease cost	—	—
Included in other income:
Sublease income	67	134
The following table presents supplemental cash flow information related to leases:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$6,158	12,296
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	1,773	1,791

Future minimum operating lease payments and reconciliation to operating lease liabilities at June 30, 2019:

June 30, 2019
(In thousands)
Remainder of 2019	$12,214
2020	24,002
2021	23,699
2022	21,958
2023	20,912
Thereafter	121,362
Total lease payments	224,147
Less: Imputed interest	(29,914)
Total operating lease liabilities	$194,233

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
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the six months ended June 30, 2019 and June 30, 2018, the Company granted 658,419 and 25,106 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the six months ended June 30, 2019 and June 30, 2018, the Company granted 50,000 and 15,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Six Months Ended June 30,
	2019	2018
Weighted average expected life (in years)	6.50	6.50
Weighted average risk-free rate of return	2.50%	2.74%
Weighted average volatility	18.70%	18.29%
Dividend yield	3.57%	2.64%
Weighted average fair value of options granted	$1.60	$2.15
Total stock options granted	50,000	15,000

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

The following table presents the share based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Stock option expense	$1,350	1,470	2,652	2,900
Restricted stock expense	3,636	4,210	6,907	6,150
Total share based compensation expense	$4,986	5,680	9,559	9,050

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,216,047	$12.43	6.5	$522
Granted	50,000	12.35	9.7
Exercised	(76,500)	8.62	4.3
Forfeited	(213,429)	12.33
Expired	(145,286)	12.40
Outstanding at June 30, 2019	9,830,832	12.47	6.0	501
Exercisable at June 30, 2019	6,323,542	$12.43	5.9	$500

Expected future expense relating to the non-vested options outstanding as of June 30, 2019 is $12.7 million over a weighted average period of 2.31 years.
The following is a summary of the status of the Company’s restricted shares as of June 30, 2019 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	3,477,747	$12.69
Granted	658,419	12.17
Vested	(999,149)	12.68
Forfeited	(149,333)	12.62
Outstanding and non vested at June 30, 2019	2,987,684	$12.58

Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2019 is $34.8 million over a weighted average period of 3.13 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest cost	$397	354	794	709
Amortization of:
Net loss	—	127	—	253
Total net periodic benefit cost	$397	481	794	962

Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the six months ended June 30, 2019.
The Company also maintains the Pentegra DB Plan. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 with no further benefits accrued subsequent to December 31, 2016. There was no contribution required during the six months ended June 30, 2019. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2019.

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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $5.4 million will be reclassified as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed- and adjustable-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed- and adjustable-rate assets.
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

Fair Values of Derivative Instruments on the Balance Sheet

		Asset Derivatives					Liability Derivatives
	June 30, 2019			December 31, 2018			June 30, 2019			December 31, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$3,480	Other assets	$1,028	$—	Other assets	$—	$—	Other liabilities	$—	$2,605	Other liabilities	$432
Total derivatives designated as hedging instruments			$1,028			$—			$—			$432

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$109	Other assets	$3,256	$—	Other assets	$—	$—	Other liabilities	$—	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	130	18	Other liabilities	66
Total derivatives not designated as hedging instruments			$3,256			$—			$130			$66

The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on Accumulated Other Comprehensive Income (Loss) for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of (loss) gain recognized in other comprehensive income (loss)	$(38,664)	8,980	(58,345)	25,918
Amount of gain reclassified from accumulated other comprehensive income (loss) to interest expense	1,728	606	3,818	237

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of June 30, 2019 and 2018.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$5,297	—	6,219	—
Derivatives designated as hedging instruments	Interest income on loans	(5,261)	—	(6,282)	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income	Interest expense on borrowings	1,728	606	3,818	237
Amount of gain or (loss) reclassified from accumulated other comprehensive income as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$1,764	606	3,755	237

As of June 30, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

Balance sheet location	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In thousands)
Loans receivable, net (1)	$1,486,512	1,005,294	$6,512	294
(1) At June 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.85 billion; the cumulative basis adjustments associated with these hedging relationships was $6.5 million; and the amounts of the designated hedged items were $1.49 billion.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2019. There were no derivative financial instruments that are not designated as hedging instruments for the three and six months ended June 30, 2018.

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
		(In thousands)
Other Contracts	Other income / (expense)	$(40)	—	$(11)	—
Total		$(40)	—	$(11)	—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 15, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
June 30, 2019
Assets:
Derivative contracts	$1,045	—	1,045	—	—	1,045
Liabilities:
Derivative contracts	130	—	130	—	—	130

December 31, 2018
Liabilities:
Derivative contracts	$498	—	498	—	—	498

13.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended June 30,
	2019			2018
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$65,345	(18,721)	46,624	76,195	(19,098)	57,097
Other comprehensive (loss) income:
Change in funded status of retirement obligations	19	(5)	14	143	(40)	103
Unrealized gains (losses) on debt securities available-for-sale	21,767	(5,199)	16,568	(8,159)	1,862	(6,297)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	443	(125)	318	221	(62)	159
Reclassification adjustment for security losses included in net income	5,690	(1,469)	4,221	—	—	—
Other-than-temporary impairment accretion on debt securities	251	(70)	181	300	(85)	215
Net (losses) gains on derivatives	(40,392)	11,354	(29,038)	8,374	(2,354)	6,020
Total other comprehensive (loss) income	(12,222)	4,486	(7,736)	879	(679)	200
Total comprehensive income	$53,123	(14,235)	38,888	77,074	(19,777)	57,297

	Six Months Ended June 30,
	2019			2018
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$132,808	(38,026)	94,782	154,204	(39,182)	115,022
Other comprehensive (loss) income:
Change in funded status of retirement obligations	37	(10)	27	286	(80)	206
Unrealized gains (losses) on debt securities available-for-sale	43,281	(10,474)	32,807	(38,694)	9,674	(29,020)
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	600	(169)	431	454	(128)	326
Reclassification adjustment for security losses included in net income	5,690	(1,469)	4,221	—	—	—
Other-than-temporary impairment accretion on debt securities	502	(141)	361	600	(169)	431
Net gains (losses) on derivatives	(62,163)	17,474	(44,689)	25,681	(7,219)	18,462
Total other comprehensive (loss) income	(12,053)	5,211	(6,842)	(11,673)	2,078	(9,595)
Total comprehensive income	$120,755	(32,815)	87,940	142,531	(37,104)	105,427

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	27	431	37,028	361	(44,689)	(6,842)
Balance - June 30, 2019	$(2,991)	(490)	28,144	(11,036)	(32,038)	(18,411)

Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	206	326	(29,020)	431	18,462	(9,595)
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - June 30, 2018	$(5,434)	(1,194)	(50,810)	(14,051)	31,949	(39,540)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Reclassification adjustment for losses included in net income
Loss on securities, net	$5,690	—	5,690	—
Change in funded status of retirement obligations
Amortization of net (gain) loss	(2)	129	(4)	259
Interest expense
Reclassification adjustment for unrealized gains on derivatives	(1,728)	(606)	(3,818)	(237)
Total before tax	3,960	(477)	1,868	22
Income tax (expense) benefit	(973)	120	(375)	(6)
Net of tax	$2,987	(357)	1,493	16

14.    Stockholders’ Equity

 The changes in the components of stockholders’ equity for the three months ended June 30, 2019 and 2018 are as follows:

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at March 31, 2018	$3,591	2,789,102	1,115,153	(692,516)	(83,509)	(39,740)	3,092,081
Net income	—	—	57,097	—	—	—	57,097
Other comprehensive income, net of tax	—	—	—	—	—	200	200
Purchase of treasury stock (3,061,213 shares)	—	—	—	(41,161)	—	—	(41,161)
Treasury stock allocated to restricted stock plan (6,159 shares)	—	(84)	9	75	—	—	—
Compensation cost for stock options and restricted stock	—	5,763	—	—	—	—	5,763
Exercise of stock options	—	(1,572)	—	4,079	—	—	2,507
Restricted stock forfeitures (36,000 shares)	—	451	(30)	(421)	—	—	—
Cash dividend paid ($0.09 per common share)	—	—	(27,100)	—	—	—	(27,100)
ESOP shares allocated or committed to be released	—	847	—	—	749	—	1,596
Balance at June 30, 2018	$3,591	2,794,507	1,145,129	(729,944)	(82,760)	(39,540)	3,090,983

Balance at March 31, 2019	$3,591	2,810,832	1,191,020	(958,425)	(80,513)	(10,675)	2,955,830
Net income	—	—	46,624	—	—	—	46,624
Other comprehensive loss, net of tax	—	—	—	—	—	(7,736)	(7,736)
Purchase of treasury stock (3,829,780 shares)	—	—	—	(44,023)	—	—	(44,023)
Treasury stock allocated to restricted stock plan (538,756 shares)	—	(6,500)	(118)	6,618	—	—	—
Compensation cost for stock options and restricted stock	—	4,993	—	—	—	—	4,993
Exercise of stock options	—	(221)	—	712	—	—	491
Restricted stock forfeitures (12,267 shares)	—	154	(7)	(147)	—	—	—
Cash dividend paid ($0.11 per common share)	—	—	(30,646)	—	—	—	(30,646)
ESOP shares allocated or committed to be released	—	593	—	—	749	—	1,342
Balance at June 30, 2019	$3,591	2,809,851	1,206,873	(995,265)	(79,764)	(18,411)	2,926,875

15.    Fair Value Measurements
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

	Carrying Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,975	5,975	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,210,301	—	1,210,301	—
Federal National Mortgage Association	1,170,625	—	1,170,625	—
Government National Mortgage Association	298,782	—	298,782	—
Total debt securities available-for-sale	$2,679,708	—	2,679,708	—
Interest rate swaps	$4,284	—	4,284	—
Liabilities:
Derivatives:
Other contracts	$130	—	130	—

	Carrying Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,793	5,793	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$986,650	—	986,650	—
Federal National Mortgage Association	968,556	—	968,556	—
Government National Mortgage Association	166,956	—	166,956	—
Total debt securities available-for-sale	$2,122,162	—	2,122,162	—
Liabilities:
Derivatives:
Interest rate swaps	$432	—	432	—
Other contracts	66	—	66	—
Total derivatives	$498	—	498	—

There have been no changes in the methodologies used at June 30, 2019 from December 31, 2018, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019.
There were no Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At June 30, 2019, the fair value model used prepayment speeds ranging from 6.96% to 39.00% and a discount rate of 12.06% for the valuation of the mortgage servicing rights. At December 31, 2018, the fair value model used prepayment speeds ranging from 4.98% to 27.30% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018. For the three months ended June 30, 2019 there was no change to the carrying value of loans held for sale. For the three months ended December 31, 2018 there was no change to the carrying value of MSR or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at June 30, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	6.96%	39.00%	11.58%	$10,366	—	—	10,366
Impaired loans	Estimated cash flow	Probability of default	2.0%	83.0%	3.10%	3,009	—	—	3,009
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	15.23%	1,721	—	—	1,721
						$15,096	—	—	15,096

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2018
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0%	83.0%	11.20%	$15,148	—	—	15,148
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	10.50%	241	—	—	241
						$15,389	—	—	15,389

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$254,382	254,382	254,382	—	—
Equities	5,975	5,975	5,975	—	—
Debt securities available-for-sale	2,679,708	2,679,708	—	2,679,708	—
Debt securities held-to-maturity	1,132,018	1,174,483	—	1,095,996	78,487
FHLB stock	294,155	294,155	294,155	—	—
Loans held for sale	16,411	16,411	—	16,411	—
Net loans	21,764,880	21,790,770	—	—	21,790,770
Derivative financial instruments	4,284	4,284	—	4,284	—
Financial liabilities:
Deposits, other than time deposits	$12,820,925	12,820,925	12,820,925	—	—
Time deposits	4,823,546	4,820,772	—	4,820,772	—
Borrowed funds	6,083,737	6,083,253	—	6,083,253	—
Derivative financial instruments	130	130	—	130	—

	December 31, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$196,891	196,891	196,891	—	—
Equities	5,793	5,793	5,793	—	—
Debt securities available-for-sale	2,122,162	2,122,162	—	2,122,162	—
Debt securities held-to-maturity	1,555,137	1,558,564	—	1,476,565	81,999
FHLB stock	260,234	260,234	260,234	—	—
Loans held for sale	4,074	4,074	—	4,074	—
Net loans	21,378,136	21,085,185	—	—	21,085,185
Financial liabilities:
Deposits, other than time deposits	$13,009,422	13,009,422	13,009,422	—	—
Time deposits	4,570,847	4,546,991	—	4,546,991	—
Borrowed funds	5,435,681	5,398,553	—	5,398,553	—
Derivative financial instruments	498	498	—	498	—

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

16.    Revenue Recognition
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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,730	3,331	7,013	6,452
Other income	2,508	2,437	4,731	4,206
Total revenue from contracts with customers	$6,238	5,768	11,744	10,658

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third party service provider as services are rendered.

17.    Recent Accounting Pronouncements

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Standards Adopted in 2019
Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
This ASU makes clarifications and corrections to the application of the guidance contained in each of the amended topics. Regarding Topic 815, ASU 2019-04 amends guidance pertaining to partial-term fair value hedges of interest rate risk, disclosure of fair value hedge basis adjustments, and scope for not-for-profit entities. For Topic 825, the amendments provide scope clarifications for Subtopics 320-10, Investments-Debt and Equity Securities-Overall, and 321-10, Investments-Equity Securities-Overall, held-to-maturity debt securities fair value disclosures, and remeasurement of equity securities at historical exchange rates. Improvements to Topic 326 include, among others, conforming amendments to Subtopics 310-40, Receivables-Troubled Debt Restructurings by Creditors, and 323-10, Investments-Equity Method and Joint Ventures-Overall, clarification that reinsurance recoverables are within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and consideration of estimated costs to sell when foreclosure is probable.
January 1, 2020 Early adoption permitted
The Company early adopted ASU 2019-04 on June 13, 2019. Since the Company has already adopted ASUs 2016-01 and 2017-12, the related amendments are effective as of June 13, 2019. As part of the adoption, the Company reclassified $393.1 million of debt securities held-to-maturity to debt securities available-for-sale. The Company did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12. Entities that did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12 and elect to reclassify debt securities upon adoption of the amendments in this update are required to reflect the reclassification as of the date of adoption of this update. Entities that reclassified debt securities from held to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12 are not permitted to make any additional reclassifications.

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

Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendment permits the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes.	January 1, 2019	The Company is applying the amendments in this update prospectively for qualifying new or redesignated hedging relationships entered into on or after the effective date.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
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
Measurement of Credit Losses on Financial Instruments
This ASU changes how entities will report credit losses for financial assets held at amortized cost and available-for-sale debt securities. The amendments replace today’s “incurred loss” approach with a methodology that incorporates macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The amendments will apply to financial assets such as loans, leases and held-to-maturity investments; and certain off-balance sheet credit exposures. The amendments expand credit quality disclosure requirements. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies the scope of the guidance in the amendments in ASU 2016-13 with respect to operating lease receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Among other amendments, ASU 2019-04 provides measurement alternatives for the allowance on the accrued interest component of amortized cost and clarifies the process to transfer loans or debt securities between measurement categories. The update also provides guidance on the inclusion of expected recoveries in the determination of the allowance, the disclosure of line of credit arrangements in the vintage disclosure table and the effect of extension or renewal options on expected credit losses. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326): TargetedTransition Relief.” The amendments provide an option to irrevocable elect the fair value option for certain financial assets previously measured at amortized cost. The election does not apply to held-to-maturity securities.
January 1, 2020 Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018
Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has been evaluating the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan losses - will have an offsetting impact on retained earnings.

18.    Subsequent Events
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
Dividend
On July 24, 2019, the Company declared a cash dividend of $0.11 per share. The $0.11 dividend per share will be paid to stockholders on August 23, 2019, with a record date of August 9, 2019.

Gold Coast Merger Agreement
On July 24, 2019, the Company announced the signing of a definitive merger agreement under which the Company will acquire Gold Coast Bancorp, Inc. (“Gold Coast”). Under the terms of the merger agreement, 50% of the common shares of Gold Coast will be converted into Investors Bancorp common stock and the remaining 50% will be exchanged for cash. Gold Coast shareholders will have the option to receive either 1.422 shares of Investors Bancorp common stock or $15.75 in cash for each share of Gold Coast, subject to proration to ensure that, in the aggregate, 50% of Gold Coast’s shares will be converted into Investors Bancorp common stock. As of June 30, 2019, Gold Coast had assets of $572.3 million, loans of $467.4 million and deposits of $486.8 million and operated six branches in Nassau and Suffolk counties in suburban Long Island and one branch in Brooklyn, NY. The merger agreement has been approved by the boards of directors of each company. Required approvals to complete this transaction include Gold Coast shareholder approval, regulatory approvals, the effectiveness of the registration statement to be filed by Investors Bancorp with respect to the stock exchanged to be issued in the transaction and other customary closing conditions. The Merger is expected to be completed in the first quarter of 2020. As the merger has not been completed, the transaction is not reflected in the consolidated financial statements for the periods presented in this document.
Settlement
On March 6, 2019, a Stipulation and Agreement of Compromise, Settlement and Release was filed in the Court of Chancery of the State of Delaware (the “Court”) in relation to a lawsuit involving the Company and certain of its current and former directors entitled In re Investors Bancorp Inc. Stockholder Litigation, C.A. No. 12327-VCS (the “Settlement”). The Settlement resolves a lawsuit challenging the equity compensation granted on or about June 23, 2015 to persons who were then-directors of the Company.
The Compensation and Benefits Committee, with the assistance of its independent legal advisor and compensation consultant, considered the issuance of equity grants to Kevin Cummings and Domenick A. Cama to replace those being surrendered pursuant to the Settlement. On May 20, 2019, the Compensation and Benefits Committee authorized and approved, and recommended to the Board of Directors (the “Board”), the issuance of (i) 925,000 shares of restricted stock and 525,120 stock options to Mr. Cummings, and (ii) 740,000 shares of restricted stock and 420,096 stock options to Mr. Cama (the “Replacement Awards”). The Board, excluding Messrs. Cummings and Cama, determined that it was advisable and in the best interests of the Company to approve and issue the Replacement Awards, subject to the surrender of awards pursuant to the Settlement.
On June 21, 2019, the Court entered an order approving the Settlement. Following the expiration of a thirty-day appeal period, the Settlement became effective. Accordingly, pursuant to the Settlement (i) all of the stock options granted to non-employee directors (excluding Brendan J. Dugan who is deceased) and stock options granted to Paul Stathoulopoulos (who was not a director of the Company at the time of the equity grant on or about June 23, 2015), have been surrendered; (ii) a total of 95,694 shares of the restricted stock granted to the then non-employee directors of the Company (excluding Brendan J. Dugan) and to then non-director Paul Stathoulopoulos scheduled to vest in 2020 have been surrendered; and (iii) all of the stock options and restricted stock granted to Messrs. Cummings and Cama have been surrendered.
The Replacement Awards were subsequently issued to Messrs. Cummings and Cama on July 22, 2019. The Replacement Awards were issued from the 2015 Equity Incentive Plan. The stock options have an exercise price of $12.54 per share and vested 25% on July 22, 2019 with the remaining to vest ratably over a three-year period. Approximately 59% of the restricted shares vested on July 22, 2019 with the remainder to vest on the same vesting schedule as applicable to the June 23, 2015 award.

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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2019, we consider the following to be our critical accounting policies.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: collectively evaluated for impairment and individually evaluated for impairment. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable it will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The allowance for loans collectively evaluated for impairment is determined by applying quantitative loss factors to the loans collectively evaluated for impairment segregated by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Quantitative loss factors for each loan segment are generally determined based on the Company’s historical loss experience over an appropriate look-back period. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each quantitative loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The quantitative loss factors may also be adjusted to account for qualitative factors, both internal and external to the Company, that are likely to cause estimated credit losses inherent in the portfolio to differ from historical loss experience. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. Updated appraisals are generally obtained for substandard loans $1.0 million or greater and special mention loans $2.0 million or greater in the process of collection by the Company’s special assets department. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
A flattening of the yield curve, caused primarily by a decline in intermediate-term interest rates combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment.  We continue to manage our interest rate risk against a backdrop of interest rate uncertainty.  If short-term interest rates and related deposit competition increase further, we may be subject to additional net interest margin compression.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase further.
Our results of operations are also significantly affected by general economic conditions.  While the domestic consumer continues to generally benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, is challenged by global trade discord and pockets of socioeconomic and political unrest. In addition, our tax rate was negatively impacted by the enacted State of New Jersey tax legislation.

Total assets increased by $835.1 million, or 3.2%, to $27.06 billion at June 30, 2019 from $26.23 billion at December 31, 2018. Effective January 1, 2019, we adopted new accounting guidance that requires leases to be recognized on our Consolidated Balance Sheets as a right-of-use asset and a lease liability. Our operating lease right-of-use assets and operating lease liabilities were $184.2 million and $194.2 million, respectively, at June 30, 2019. Net loans increased by $386.7 million, or 1.8%, to $21.76 billion at June 30, 2019 from $21.38 billion at December 31, 2018. Our ongoing strategy is to continue to maintain a well-diversified loan portfolio and offer enhanced commercial products to continue to be competitive in our markets. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentrations, and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
On July 24, 2019, we announced the signing of a definitive merger agreement with Gold Coast Bancorp, Inc. As of June 30, 2019, Gold Coast had assets of $572.3 million, loans of $467.4 million and deposits of $486.8 million and operated six branches in Nassau and Suffolk counties in suburban Long Island as well as one branch in Brooklyn NY. The transaction is subject to customary closing conditions.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the Company’s capital, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 10.81% at June 30, 2019 from 11.46% at December 31, 2018. Since the commencement of our first stock repurchase plan in March 2015 through June 30, 2019, the Company has repurchased a total of 97.8 million shares at an average cost of $12.08 per share, totaling $1.18 billion. For the six months ended June 30, 2019, stockholders’ equity was impacted by the repurchase of 10.0 million shares of common stock for $117.8 million and cash dividends paid of $0.22 per share totaling $61.6 million. These reductions to stockholders’ equity were partially offset by net income of $94.8 million and $13.0 million of share-based plan activity.
During 2019 we have made investments in our digital and technology platforms which will enhance sales practices and improve efficiencies in our business. We continue to enhance our employee training and development programs, as well as our risk management and operational infrastructure as our Company grows and our business evolves. We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people.
Comparison of Financial Condition at June 30, 2019 and December 31, 2018
Total Assets. Total assets increased by $835.1 million, or 3.2%, to $27.06 billion at June 30, 2019 from $26.23 billion at December 31, 2018. Net loans increased by $386.7 million, or 1.8%, to $21.76 billion at June 30, 2019 from $21.38 billion at December 31, 2018. Total securities increased by $134.6 million, or 3.7%, to $3.82 billion at June 30, 2019 from December 31, 2018. Operating lease right-of-use assets were $184.2 million at June 30, 2019.

Net Loans. Net loans increased by $386.7 million, or 1.8%, to $21.76 billion at June 30, 2019 from $21.38 billion at December 31, 2018. The detail of the loan portfolio (including PCI loans) is below:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$8,156,766	8,165,187
Commercial real estate loans	4,897,466	4,786,825
Commercial and industrial loans	2,585,069	2,389,756
Construction loans	252,628	227,015
Total commercial loans	15,891,929	15,568,783
Residential mortgage loans	5,408,686	5,351,115
Consumer and other	699,972	707,866
Total loans	22,000,587	21,627,764
Deferred fees, premiums and other, net	(3,770)	(13,811)
Allowance for loan losses	(231,937)	(235,817)
Net loans	$21,764,880	21,378,136
During the six months ended June 30, 2019, we originated $420.1 million in commercial and industrial loans, $412.1 million in multi-family loans, $369.9 million in commercial real estate loans, $226.9 million in residential loans, $38.3 million in consumer and other loans and $14.3 million in construction loans. The growth in the loan portfolio reflects our continued focus on growing and diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At June 30, 2019, interest-only residential and consumer loans totaled $37.9 million, which represented less than 1% of the residential and consumer portfolio. We no longer originate residential mortgage loans without verifying income. At June 30, 2019 these loans totaled $158.8 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. At June 30, 2019, these loans totaled $1.2 billion. As part of its underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, the Company evaluates its policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.
We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. During the six months ended June 30, 2019, we purchased loans totaling $175.3 million from these entities. In addition to the loans originated for our portfolio, we originated residential mortgage loans for sale to third parties totaling $77.7 million during the six months ended June 30, 2019.

    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	14	$34.1	14	$34.1	15	$33.9	3	$2.6	9	$19.5
Commercial real estate	27	8.1	32	9.8	35	12.4	39	15.5	36	16.7
Commercial and industrial	13	18.0	14	17.2	14	19.4	14	19.8	13	28.9
Construction	1	0.2	1	0.2	1	0.2	1	0.2	1	0.3
Total commercial loans	55	60.4	61	61.3	65	65.9	57	38.1	59	65.4
Residential and consumer	275	51.2	296	56.4	320	59.0	347	66.3	375	69.2
Total non-accrual loans	330	$111.6	357	$117.7	385	$124.9	404	$104.4	434	$134.6
Accruing troubled debt restructured loans	56	$12.2	54	$13.6	54	$13.6	59	$13.2	56	$12.8
Non-accrual loans to total loans		0.51%		0.54%		0.58%		0.50%		0.65%
Allowance for loan losses as a percent of non-accrual loans		207.83%		199.44%		188.78%		221.06%		171.46%
Allowance for loan losses as a percent of total loans		1.05%		1.08%		1.09%		1.10%		1.11%
Total non-accrual loans were $111.6 million at June 30, 2019 compared to $117.7 million at March 31, 2019 and $134.6 million at June 30, 2018. Included in non-accrual loans at June 30, 2019 were $8.3 million of loans that were classified as non-accrual which were performing in accordance with their contractual terms. Classified (substandard) loans as a percent of total loans decreased to 3.14% at June 30, 2019 from 3.18% at December 31, 2018. We continue to proactively and diligently work to resolve our troubled loans.
At June 30, 2019, there were $38.6 million of loans deemed as TDRs, of which $28.4 million were residential and consumer loans, $7.7 million were commercial and industrial loans and $2.5 million were commercial real estate loans. TDRs of $12.2 million were classified as accruing and $26.4 million were classified as non-accrual at June 30, 2019.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2019, the Company has deemed potential problem loans, excluding PCI loans, totaling $76.0 million, which is comprised of 10 commercial real estate loans totaling $37.6 million, 9 multi-family loans totaling $29.2 million and 11 commercial and industrial loans totaling $9.2 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.51% at June 30, 2019 compared to 0.58% at December 31, 2018. The allowance for loan losses as a percentage of non-accrual loans was 207.83% at June 30, 2019 compared to 188.78% at December 31, 2018. At June 30, 2019, our allowance for loan losses as a percentage of total loans was 1.05% compared to 1.09% at December 31, 2018.
At June 30, 2019, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $82.2 million, of which $14.6 million had a specific allowance for credit losses of $1.9 million and $67.6 million had no specific allowance for credit losses. At December 31, 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $86.7 million, of which $15.8 million had a related allowance for credit losses of $2.2 million and $70.9 million had no related allowance for credit losses.
The allowance for loan losses decreased by $3.9 million to $231.9 million at June 30, 2019 from $235.8 million at December 31, 2018. Our allowance for loan losses at June 30, 2019 was positively impacted by improved credit quality, including the level of non-accrual loans and charge-offs/recoveries, and modest loan growth. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at June 30, 2019 and December 31, 2018 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2019		December 31, 2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$73,793	37.1%	$82,876	37.7%
Commercial real estate loans	50,114	22.3%	48,449	22.1%
Commercial and industrial loans	77,535	11.7%	71,084	11.1%
Construction loans	7,239	1.1%	7,486	1.1%
Residential mortgage loans	18,717	24.6%	20,776	24.7%
Consumer and other loans	2,296	3.2%	3,102	3.3%
Unallocated	2,243	—	2,044	—
Total allowance	$231,937	100.0%	$235,817	100.0%
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
At June 30, 2019, our securities portfolio represented 14.1% of our total assets. Securities, in the aggregate, increased by $134.6 million, or 3.7%, to $3.82 billion at June 30, 2019 from December 31, 2018. This increase was primarily a result of purchases, partially offset by sales and paydowns. During the three months ended June 30, 2019, the Company reclassified $393.1 million of debt securities held-to-maturity to debt securities available-for-sale. We subsequently sold approximately $405 million of debt securities available-for-sale for a loss of $5.7 million. Proceeds from the sale were reinvested in debt securities yielding on average 79 basis points higher than the securities sold.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $33.9 million, or 13.0%, to $294.2 million at June 30, 2019 from $260.2 million at December 31, 2018. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $215.0 million at June 30, 2019 and $211.9 million at December 31, 2018. Other assets were $48.4 million at June 30, 2019 and $29.3 million at December 31, 2018.
Deposits.  At June 30, 2019, deposits totaled $17.64 billion, representing 73.1% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. Although recent increases in interest rates has resulted in consumer preference for and growth in time deposits, we remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.

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
Deposits increased by $64.2 million, or 0.4%, from $17.58 billion at December 31, 2018 to $17.64 billion at June 30, 2019 primarily driven by increases in time deposits and money market accounts, partially offset by decreases in savings and checking accounts. Checking accounts decreased $166.6 million to $7.15 billion at June 30, 2019 from $7.32 billion at December 31, 2018. Core deposits represented approximately 73% of our total deposit portfolio at June 30, 2019 compared to 74% at December 31, 2018.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	June 30, 2019		December 31, 2018
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,455,293	13.9%	$2,535,848	14.4%
Interest-bearing:
Checking accounts	4,697,470	26.6%	4,783,563	27.2%
Money market deposits	3,791,080	21.5%	3,641,070	20.7%
Savings	1,877,082	10.7%	2,048,941	11.7%
Certificates of deposit	4,823,546	27.3%	4,570,847	26.0%
Total Deposits	$17,644,471	100.0%	$17,580,269	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $648.1 million, or 11.9%, to $6.08 billion at June 30, 2019 from $5.44 billion at December 31, 2018 to help fund the growth of the loan portfolio. During the three months ended June 30, 2019, the Company modified $350 million of borrowings. The modification resulted in interest cost savings of 45 basis points, net of modification costs.
Stockholders’ Equity. Stockholders’ equity decreased by $78.5 million to $2.93 billion at June 30, 2019 from $3.01 billion at December 31, 2018. The decrease was primarily attributed to the repurchase of 10.0 million shares of common stock for $117.8 million and cash dividends paid of $0.22 per share totaling $61.6 million during the six months ended June 30, 2019. These reductions to stockholders’ equity were partially offset by net income of $94.8 million and share-based plan activity of $13.0 million for the six months ended June 30, 2019.
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

	Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$179,572	$609	1.36%	$178,293	$409	0.92%
Equity securities	5,902	35	2.37%	5,714	33	2.31%
Debt securities available-for-sale	2,244,900	16,218	2.89%	1,990,306	10,829	2.18%
Debt securities held-to-maturity	1,480,400	10,666	2.88%	1,693,025	11,509	2.72%
Net loans	21,609,361	227,462	4.21%	20,348,913	211,791	4.16%
Stock in FHLB	281,548	4,078	5.79%	255,362	3,831	6.00%
Total interest-earning assets	25,801,683	259,068	4.02%	24,471,613	238,402	3.90%
Non-interest-earning assets	956,909			741,974
Total assets	$26,758,592			$25,213,587
Interest-bearing liabilities:
Savings deposits	$1,901,506	$3,809	0.80%	$2,146,880	$2,953	0.55%
Interest-bearing checking	4,867,288	22,119	1.82%	4,487,247	14,057	1.25%
Money market accounts	3,691,258	15,815	1.71%	3,858,022	10,497	1.09%
Certificates of deposit	4,763,516	26,085	2.19%	4,017,105	14,560	1.45%
Total interest-bearing deposits	15,223,568	67,828	1.78%	14,509,254	42,067	1.16%
Borrowed funds	5,707,174	32,072	2.25%	5,060,767	25,034	1.98%
Total interest-bearing liabilities	20,930,742	99,900	1.91%	19,570,021	67,101	1.37%
Non-interest-bearing liabilities	2,883,230			2,535,093
Total liabilities	23,813,972			22,105,114
Stockholders’ equity	2,944,620			3,108,473
Total liabilities and stockholders’ equity	$26,758,592			$25,213,587
Net interest income		$159,168			$171,301
Net interest rate spread(1)			2.11%			2.53%
Net interest-earning assets(2)	$4,870,941			$4,901,592
Net interest margin(3)			2.47%			2.80%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23			1.25

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$177,438	$1,144	1.29%	$188,730	$864	0.92%
Equity securities	5,857	72	2.46%	5,708	68	2.38%
Debt securities available-for-sale	2,178,734	31,634	2.90%	2,005,485	21,681	2.16%
Debt securities held-to-maturity	1,506,437	21,668	2.88%	1,726,197	23,211	2.69%
Net loans	21,531,574	452,352	4.20%	20,181,066	416,513	4.13%
Stock in FHLB	271,104	8,415	6.21%	247,276	7,632	6.17%
Total interest-earning assets	25,671,144	515,285	4.01%	24,354,462	469,969	3.86%
Non-interest-earning assets	949,756			719,852
Total assets	$26,620,900			$25,074,314
Interest-bearing liabilities:
Savings deposits	$1,970,330	$8,179	0.83%	$2,238,667	$6,243	0.56%
Interest-bearing checking	4,920,950	44,201	1.80%	4,649,173	27,636	1.19%
Money market accounts	3,661,150	30,061	1.64%	3,973,942	19,789	1.00%
Certificates of deposit	4,758,138	50,809	2.14%	3,709,627	24,775	1.34%
Total interest-bearing deposits	15,310,568	133,250	1.74%	14,571,409	78,443	1.08%
Borrowed funds	5,469,737	60,189	2.20%	4,865,051	47,741	1.96%
Total interest-bearing liabilities	20,780,305	193,439	1.86%	19,436,460	126,184	1.30%
Non-interest-bearing liabilities	2,875,741			2,522,062
Total liabilities	23,656,046			21,958,522
Stockholders’ equity	2,964,854			3,115,792
Total liabilities and stockholders’ equity	$26,620,900			$25,074,314
Net interest income		$321,846			$343,785
Net interest rate spread(1)			2.15%			2.56%
Net interest-earning assets(2)	$4,890,839			$4,918,002
Net interest margin(3)			2.51%			2.82%
Ratio of interest-earning assets to total interest-bearing liabilities	1.24			1.25

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2019 and 2018
Net Income. Net income for the three months ended June 30, 2019 was $46.6 million compared to net income of $57.1 million for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $94.8 million compared to net income of $115.0 million for the six months ended June 30, 2018.
Net Interest Income. Net interest income decreased by $12.1 million, or 7.1%, to $159.2 million for the three months ended June 30, 2019 from $171.3 million for the three months ended June 30, 2018. The net interest margin decreased 33 basis points to 2.47% for the three months ended June 30, 2019 from 2.80% for the three months ended June 30, 2018.
Net interest income decreased by $21.9 million, or 6.4%, to $321.8 million for the six months ended June 30, 2019 from $343.8 million for the six months ended June 30, 2018. The net interest margin decreased 31 basis points to 2.51% for the six months ended June 30, 2019 from 2.82% for the six months ended June 30, 2018.
Total interest and dividend income increased by $20.7 million, or 8.7%, to $259.1 million for the three months ended June 30, 2019. Interest income on loans increased by $15.7 million, or 7.4%, to $227.5 million for the three months ended June 30, 2019 as a result of a $1.26 billion increase in the average balance of net loans to $21.61 billion, primarily attributed to loan originations, partially offset by paydowns and payoffs. The weighted average yield on net loans increased 5 basis points to 4.21%. Prepayment penalties, which are included in interest income, totaled $2.6 million for the three months ended June 30, 2019 compared to $5.6 million for the three months ended June 30, 2018. Interest income on all other interest-earning assets, excluding loans, increased by $5.0 million, or 18.8%, to $31.6 million for the three months ended June 30, 2019 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 44 basis points to 3.02%. The average balance of all other interest-earning assets, excluding loans, increased $69.6 million to $4.19 billion for the three months ended June 30, 2019.
Total interest and dividend income increased by $45.3 million, or 9.6%, to $515.3 million for the six months ended June 30, 2019. Interest income on loans increased by $35.8 million, or 8.6%, to $452.4 million for the six months ended June 30, 2019 as a result of a $1.35 billion increase in the average balance of net loans to $21.53 billion, primarily attributed to loan originations, partially offset by paydowns and payoffs. The weighted average yield on net loans increased 7 basis points to 4.20%. Prepayment penalties, which are included in interest income, totaled $6.3 million for the six months ended June 30, 2019 compared to $10.9 million for the six months ended June 30, 2018. Interest income on all other interest-earning assets, excluding loans, increased by $9.5 million, or 17.7%, to $62.9 million for the six months ended June 30, 2019 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 48 basis points to 3.04%. The average balance of all other interest-earning assets, excluding loans, decreased $33.8 million to $4.14 billion for the six months ended June 30, 2019.
Total interest expense increased by $32.8 million, or 48.9%, to $99.9 million for the three months ended June 30, 2019. Interest expense on interest-bearing deposits increased $25.8 million, or 61.2%, to $67.8 million for the three months ended June 30, 2019. The weighted average cost of interest-bearing deposits increased 62 basis points to 1.78% for the three months ended June 30, 2019. In addition, the average balance of total interest-bearing deposits increased $714.3 million, or 4.9%, to $15.22 billion for the three months ended June 30, 2019. Interest expense on borrowed funds increased by $7.0 million, or 28.1%, to $32.1 million for the three months ended June 30, 2019. The average balance of borrowed funds increased $646.4 million, or 12.8%, to $5.71 billion for the three months ended June 30, 2019. In addition, the weighted average cost of borrowings increased 27 basis points to 2.25% for the three months ended June 30, 2019.
Total interest expense increased by $67.3 million, or 53.3%, to $193.4 million for the six months ended June 30, 2019. Interest expense on interest-bearing deposits increased $54.8 million, or 69.9%, to $133.3 million for the six months ended June 30, 2019. The weighted average cost of interest-bearing deposits increased 66 basis points to 1.74% for the six months ended June 30, 2019. In addition, the average balance of total interest-bearing deposits increased $739.2 million, or 5.1%, to $15.31 billion for the six months ended June 30, 2019. Interest expense on borrowed funds increased by $12.4 million, or 26.1%, to $60.2 million for the six months ended June 30, 2019. The average balance of borrowed funds increased $604.7 million, or 12.4%, to $5.47 billion for the six months ended June 30, 2019. In addition, the weighted average cost of borrowings increased 24 basis points to 2.20% for the six months ended June 30, 2019.
Provision for Loan Losses. Our provision for loan losses is primarily a result of the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs/recoveries. At June 30, 2019, our allowance for loan losses and related provision were positively impacted by improved credit quality, including the level of non-accrual loans and charge-offs/recoveries, and modest loan growth. For the three months ended June 30, 2019, our provision for loan losses was a $3.0 million reduction to the allowance for loan losses, compared to an addition to the allowance for loan losses of $4.0 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, net recoveries were $220,000, compared to net charge-offs of $4.3 million for the three months ended June 30, 2018. We recorded no provision for loan losses for the six months ended June 30, 2019 and $6.5 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, net charge-offs were $3.9 million, compared to $6.6 million for the six months ended June 30, 2018.
Non-Interest Income. Total non-interest income decreased $4.5 million, or 39.2%, to $7.0 million for the three months ended June 30, 2019. This decrease was primarily due to a previously disclosed $5.7 million loss on the sale of securities resulting from our repositioning of securities, partially offset by an increase of $1.4 million in other income primarily attributed to the gain on a sale-leaseback transaction of one of our branches.
Total non-interest income decreased $2.4 million, or 11.7%, to $18.2 million for the six months ended June 30, 2019. The decrease is due to a decrease of $6.7 million in non-interest income on securities primarily resulting from a $5.7 million loss on the sale of securities, partially offset by an increase of $3.0 million in other income primarily attributed to customer swaps, a sale-leaseback transaction and non-depository investment products.
Non-Interest Expenses. Total non-interest expenses were $103.8 million for the three months ended June 30, 2019, an increase of $1.2 million, or 1.2%, compared to the three months ended June 30, 2018. The increase is due to an increase of $2.1 million in other non-interest expense, partially offset by a decrease of $1.2 million in federal insurance premiums.
Total non-interest expenses were $207.2 million for the six months ended June 30, 2019, an increase of $3.5 million, or 1.7%, as compared to the six months ended June 30, 2018. This increase is due to an increase of $2.4 million in data processing and communication expense, an increase of $2.3 million in other non-interest expense, an increase of $2.0 million in advertising and promotional expense and an increase of $1.0 million in compensation and fringe benefit expense. These increases were partially offset by a decrease of $2.4 million in federal insurance premiums and a decrease of $1.8 million in professional fees.
Income Taxes. Income tax expense for the second quarter of 2019 was $18.7 million compared to $19.1 million for the second quarter 2018.  The effective tax rate was 28.6% for the three months ended June 30, 2019 and 25.1% for the three months ended June 30, 2018. Income tax expense for the six months ended June 30, 2019 was $38.0 million compared to $39.2 million for the six months ended June 30, 2018.  The effective tax rate was 28.6% for the six months ended June 30, 2019 and 25.4% for the six months ended June 30, 2018. The increase in the tax rate is primarily related to the change in New Jersey tax law. The effective tax rate is also affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions.
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
At June 30, 2019, the Company had $910.0 million of overnight borrowings outstanding. The Company had $686.0 million of overnight borrowings outstanding at December 31, 2018. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $6.08 billion at June 30, 2019, an increase of $648.1 million from $5.44 billion at December 31, 2018.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2019, outstanding commitments to originate loans totaled $520.2 million; outstanding unused lines of credit totaled $2.03 billion; standby letters of credit totaled $30.5 million and outstanding commitments to sell loans totaled $32.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $4.20 billion at June 30, 2019. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of June 30, 2019 the Company and the Bank met the currently applicable Conservation Buffer of 2.5%.
As of June 30, 2019, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of June 30, 2019 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,571,901	9.70%	$1,060,182	4.00%	$1,325,228	5.00%
Common Equity Tier 1 Risk-Based Capital	2,571,901	12.69%	1,418,962	7.00%	1,317,607	6.50%
Tier 1 Risk Based Capital	2,571,901	12.69%	1,723,025	8.50%	1,621,671	8.00%
Total Risk-Based Capital	2,804,677	13.84%	2,128,443	10.50%	2,027,088	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,856,008	10.68%	$1,069,547	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,856,008	14.05%	1,422,534	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,856,008	14.05%	1,727,363	8.50%	n/a	n/a
Total Risk-Based Capital	3,088,785	15.20%	2,133,801	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2019:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$6,083,737	2,135,000	675,000	1,024,946	2,248,791
Commitments to originate and purchase loans	$520,234	520,234	—	—	—
Commitments to sell loans	$32,000	32,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $5.0 million of the borrowings are callable at the option of the lender. Additionally, at June 30, 2019, the Company’s commitments to fund unused lines of credit totaled $2.03 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes $194.2 million of operating lease liabilities. While the contractual obligations as of June 30, 2019 have not changed significantly from December 31, 2018, the accounting for such obligations required changes effective January 1, 2019 in accordance with the Company’s adoption of Topic 842 which requires these liabilities to be recorded.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three and six months ended June 30, 2019, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. These derivatives had an aggregate notional amount of $3.48 billion as of June 30, 2019. The fair value of derivatives designated as hedging activities as of June 30, 2019 was an asset of $1.0 million, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
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

The general objective of our interest rate risk management process is to determine the appropriate level of risk given our business model and then to manage that risk in a manner consistent with that risk appetite. Our Asset Liability Committee, which consists of senior management and executives, evaluates the interest rate risk inherent in our balance sheet, the operating environment and capital and liquidity requirements and may modify our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews various Asset Liability Committee reports that estimate the sensitivity of the economic value of equity and net interest income under various interest rate scenarios.
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. As of June 30, 2019 and December 31, 2018, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.48 billion and $2.61 billion, respectively. Included in the fair value hedges are $1.48 billion in asset swap transactions where fixed rate loan payments are exchanged for variable rate payments. These transactions were executed in an effort to reduce the Company’s exposure to rising rates.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At June 30, 2019, 24.6% of our total loan portfolio was comprised of residential mortgages, of which approximately 30.1% was in variable rate products, while 69.9% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
We use an internally managed and implemented industry standard asset/liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.
Our net interest income sensitivity analysis determines the relative balance between the repricing of assets, liabilities and off-balance sheet positions over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates, reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the rate forecasts and assumptions used in the analysis may not reflect actual experience. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediate rate shock interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates, reinvestment rates and deposit decay rates.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
Quantitative Analysis. The table below sets forth, as of June 30, 2019, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,524,141	(476,707)	(11.9)%	$590,962	(46,895)	(7.4)%
0bp	$4,000,848	—	—	$637,857	—	—
-100bp	$4,167,758	166,910	4.2%	$659,694	21,837	3.4%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table above indicates that at June 30, 2019, in the event of a 200 basis point increase in interest rates, we would be expected to experience an 11.9% decrease in EVE and a $46.9 million, or 7.4%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 4.2% increase in EVE and a $21.8 million, or 3.4%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
As mentioned above, we use an internally developed asset liability model to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling EVE and net interest income sensitivity requires certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The EVE and net interest income table presented above assumes no balance sheet growth and that generally the composition of our interest-rate sensitive assets and liabilities existing at the beginning of the analysis remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve. Accordingly, although the EVE and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our EVE and net interest income.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
The following additional risk factor supplements the risk factors disclosed in Item 1A., Risk Factors, in our December 31, 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The performance of our multi-family loan portfolio could be adversely impacted by regulation.
On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus”, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  As a result of this new legislation as well as previously existing laws and regulations, which are outside the control of the borrower or the Bank, the value of the collateral for our multi-family loans or the future cash flow of such properties could be impaired. It is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.).  In addition, if the cash flow from a collateral property is reduced or constrained, the borrower’s ability to repay the loan and the value of the collateral for the loan may be impaired.  Approximately half of our multi-family loans are to borrowers with underlying property collateral based in the State of New York.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2019 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
April 1, 2019 through April 30, 2019	1,682,490	$12.18	1,679,040	18,507,794
May 1, 2019 through May 31, 2019	1,500,000	11.01	1,500,000	17,007,794
June 1, 2019 through June 30, 2019	647,290	10.84	400,000	16,607,794
Total	3,829,780	$11.49	3,579,040	16,607,794
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 16,607,794 shares yet to be repurchased as of June 30, 2019.
(2) 250,740 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger by and among Investors Bancorp, Inc. and Gold Coast Bancorp, Inc. dated as of July 24, 2019 (1)

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (2)

3.2	Bylaws of Investors Bancorp, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File

(1)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File no. 001-36441), originally filed with the Securities and Exchange Commission on July 30, 2019.

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

INVESTORS BANCORP, INC.

Date: August 8, 2019	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)