Form 10-Q
period 2019-09-30
Investors Bancorp, Inc.
filed 2019-11-12
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 8, 2019, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 274,753,702 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Cash and cash equivalents	$195,400	196,891
Equity securities	6,030	5,793
Debt securities available-for-sale, at estimated fair value	2,644,024	2,122,162
Debt securities held-to-maturity, net (estimated fair value of $1,158,769 and $1,558,564 at September 30, 2019 and December 31, 2018, respectively)	1,117,699	1,555,137
Loans receivable, net	21,516,234	21,378,136
Loans held-for-sale	31,373	4,074
Federal Home Loan Bank stock	273,996	260,234
Accrued interest receivable	83,951	77,501
Other real estate owned and other repossessed assets	12,675	6,911
Office properties and equipment, net	171,266	177,432
Operating lease right-of-use assets	179,632	—
Net deferred tax asset	108,634	104,411
Bank owned life insurance	216,925	211,914
Goodwill and intangible assets	97,566	99,063
Other assets	69,758	29,349
Total assets	$26,725,163	26,229,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,672,756	17,580,269
Borrowed funds	5,694,553	5,435,681
Advance payments by borrowers for taxes and insurance	147,359	129,891
Operating lease liabilities	189,927	—
Other liabilities	89,201	77,837
Total liabilities	23,793,796	23,223,678
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at September 30, 2019 and December 31, 2018; 274,756,421 and 286,273,114 outstanding at September 30, 2019 and December 31, 2018, respectively	3,591	3,591
Additional paid-in capital	2,817,668	2,805,423
Retained earnings	1,227,294	1,173,897
Treasury stock, at cost; 84,314,431 and 72,797,738 shares at September 30, 2019 and December 31, 2018, respectively	(1,017,276)	(884,750)
Unallocated common stock held by the employee stock ownership plan	(79,015)	(81,262)
Accumulated other comprehensive loss	(20,895)	(11,569)
Total stockholders’ equity	2,931,367	3,005,330
Total liabilities and stockholders’ equity	$26,725,163	26,229,008
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$231,734	216,516	684,086	633,029
Securities:
Equity	36	32	108	100
Government-sponsored enterprise obligations	343	266	876	813
Mortgage-backed securities	23,978	19,624	71,491	59,279
Municipal bonds and other debt	3,186	2,615	8,442	7,305
Interest-bearing deposits	821	677	1,965	1,541
Federal Home Loan Bank stock	4,456	4,296	12,871	11,928
Total interest and dividend income	264,554	244,026	779,839	713,995
Interest expense:
Deposits	67,972	51,923	201,222	130,366
Borrowed funds	32,130	25,177	92,319	72,918
Total interest expense	100,102	77,100	293,541	203,284
Net interest income	164,452	166,926	486,298	510,711
Provision for loan losses	(2,500)	2,000	(2,500)	8,500
Net interest income after provision for loan losses	166,952	164,926	488,798	502,211
Non-interest income
Fees and service charges	5,796	5,506	16,785	16,194
Income on bank owned life insurance	1,832	1,596	4,949	4,425
Gain on loans, net	1,679	478	3,127	1,398
Gain (loss) on securities, net	30	97	(5,523)	1,198
Gain on sale of other real estate owned, net	358	13	863	350
Other income	5,085	2,597	12,754	7,310
Total non-interest income	14,780	10,287	32,955	30,875
Non-interest expense
Compensation and fringe benefits	63,603	59,279	184,455	179,139
Advertising and promotional expense	2,994	3,229	10,888	9,123
Office occupancy and equipment expense	15,702	15,151	47,296	46,446
Federal deposit insurance premiums	3,300	4,935	9,900	13,960
General and administrative	487	509	1,663	1,702
Professional fees	6,010	3,578	12,411	11,781
Data processing and communication	8,348	7,090	23,989	20,319
Other operating expenses	8,274	8,017	25,329	22,987
Total non-interest expenses	108,718	101,788	315,931	305,457
Income before income tax expense	73,014	73,425	205,822	227,629
Income tax expense	21,042	19,201	59,068	58,383
Net income	$51,972	54,224	146,754	169,246
Basic earnings per share	$0.20	0.19	0.56	0.60
Diluted earnings per share	$0.20	0.19	0.55	0.59
Weighted average shares outstanding
Basic	261,678,994	280,755,898	264,104,402	284,289,363
Diluted	261,812,970	281,172,921	264,422,265	285,376,003
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$51,972	54,224	146,754	169,246
Other comprehensive loss, net of tax:
Change in funded status of retirement obligations	13	102	40	308
Unrealized gains (losses) on debt securities available-for-sale	6,798	(7,310)	39,605	(36,330)
Accretion of loss on debt securities reclassified to held to maturity	41	149	472	475
Reclassification adjustment for security losses included in net income	—	—	4,221	—
Other-than-temporary impairment accretion on debt securities	228	216	589	647
Net (losses) gains on derivatives	(9,564)	5,266	(54,253)	23,728
Total other comprehensive loss	(2,484)	(1,577)	(9,326)	(11,172)
Total comprehensive income	$49,488	52,647	137,428	158,074

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2017	$3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	169,246	—	—	—	169,246
Other comprehensive loss, net of tax	—	—	—	—	—	(11,172)	(11,172)
Reclassification due to the adoption of ASU No. 2016-01	—	—	606	—	—	(606)	—
Purchase of treasury stock (14,477,965 shares)	—	—	—	(191,003)	—	—	(191,003)
Treasury stock allocated to restricted stock plan (71,982 shares)	—	(935)	58	877	—	—	—
Compensation cost for stock options and restricted stock	—	13,798	—	—	—	—	13,798
Exercise of stock options	—	(4,023)	—	9,347	—	—	5,324
Restricted stock forfeitures (368,946 shares)	—	4,626	(306)	(4,320)	—	—	—
Cash dividend paid ($0.27 per common share)	—	—	(81,166)	—	—	—	(81,166)
ESOP shares allocated or committed to be released	—	2,496	—	—	2,247	—	4,743
Balance at September 30, 2018	$3,591	2,800,352	1,172,615	(818,209)	(82,011)	(41,117)	3,035,221

Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	146,754	—	—	—	146,754
Other comprehensive loss, net of tax	—	—	—	—	—	(9,326)	(9,326)
Purchase of treasury stock (12,042,876 shares)	—	—	—	(140,241)	—	—	(140,241)
Treasury stock allocated to restricted stock plan (2,345,919 shares)	—	(29,140)	33	29,107	—	—	—
Compensation cost for stock options and restricted stock	—	15,875	—	—	—	—	15,875
Exercise of stock options	—	(573)	—	1,386	—	—	813
Restricted stock forfeitures (1,931,538 shares)	—	24,233	(1,455)	(22,778)	—	—	—
Cash dividend paid ($0.33 per common share)	—	—	(91,935)	—	—	—	(91,935)
ESOP shares allocated or committed to be released	—	1,850	—	—	2,247	—	4,097
Balance at September 30, 2019	$3,591	2,817,668	1,227,294	(1,017,276)	(79,015)	(20,895)	2,931,367
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$146,754	169,246
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	19,972	18,541
Amortization of premiums and accretion of discounts on securities, net	7,262	8,712
Amortization of premiums and accretion of fees and costs on loans, net	(3,479)	(5,297)
Amortization of other intangible assets	1,220	1,514
Provision for loan losses	(2,500)	8,500
Depreciation and amortization of office properties and equipment	14,175	13,613
Loss (gain) on securities, net	5,523	(1,198)
Mortgage loans originated for sale	(160,297)	(44,246)
Proceeds from mortgage loan sales	164,249	46,112
Gain on sales of mortgage loans, net	(2,879)	(951)
Gain on sale of other real estate owned	(863)	(350)
Income on bank owned life insurance	(4,949)	(4,425)
Amortization of operating lease right-of-use assets	12,869	—
Increase in accrued interest receivable	(6,450)	(5,428)
Deferred tax expense (benefit)	2,521	(7,146)
(Increase) decrease in other assets	(38,879)	15,344
(Decrease) increase in other liabilities	(67,364)	20,417
Total adjustments	(59,869)	63,712
Net cash provided by operating activities	86,885	232,958
Cash flows from investing activities:
Purchases of loans receivable	(349,766)	(363,339)
Net payoffs (originations) of loans receivable	29,729	(190,805)
Proceeds from disposition of loans receivable	148,505	447
Gain on disposition of loans receivable	(248)	(447)
Net proceeds from sale of other real estate owned	5,817	3,149
Proceeds from principal repayments/calls/maturities of debt securities available for sale	304,765	295,651
Proceeds from sales of debt securities available for sale	399,435	—
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	210,115	233,202
Purchases of equity securities	(72)	(67)
Purchases of debt securities available for sale	(786,011)	(353,821)
Purchases of debt securities held to maturity	(166,338)	(46,805)
Proceeds from redemptions of Federal Home Loan Bank stock	244,632	194,201
Purchases of Federal Home Loan Bank stock	(258,394)	(205,060)
Purchases of office properties and equipment	(8,009)	(8,769)
Death benefit proceeds from bank owned life insurance, net	—	3,619
Purchases of bank owned life insurance	—	(125,000)
Proceeds from surrender of bank owned life insurance contract	—	71,029
Cash paid for acquisition	—	(340,183)
Net cash used in investing activities	(225,840)	(832,998)
Cash flows from financing activities:
Net increase in deposits	92,486	40,115
Funds borrowed under other repurchase agreements	197,758	120,000
Net increase in borrowed funds	61,115	272,241

Net increase in advance payments by borrowers for taxes and insurance	17,468	26,730
Dividends paid	(91,935)	(81,166)
Exercise of stock options	813	5,324
Purchase of treasury stock	(140,241)	(191,003)
Net cash provided by financing activities	137,464	192,241
Net decrease in cash and cash equivalents	(1,491)	(407,799)
Cash and cash equivalents at beginning of period	196,891	618,394
Cash and cash equivalents at end of period	$195,400	210,595
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$11,289	4,938
Cash paid during the year for:
Interest	294,669	196,000
Income taxes	36,220	57,861
Significant non-cash transactions:
Debt securities transferred from held-to-maturity to available-for-sale	393,067	—
Loans transferred to held-for-sale portfolio	28,373	—
Right-of-use assets obtained in exchange for new lease liabilities	2,358	—
Acquisitions:
Non-cash assets acquired:
Loans	—	330,747
Goodwill and other intangible assets, net	—	4,975
Total non-cash assets acquired	—	335,722
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.     Stock Transactions
Stock Repurchase Program
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of September 30, 2019.
During the nine months ended September 30, 2019, the Company purchased 12,042,876 shares at a cost of $140.2 million, or approximately $11.65 per share. During the nine months ended September 30, 2019, shares repurchased included 383,836 shares withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.

3.     Business Combinations
Gold Coast Bancorp
On July 24, 2019, the Company and Gold Coast Bancorp, Inc. (“Gold Coast”) signed a definitive merger agreement under which the Company will acquire Gold Coast. Consideration will be paid to Gold Coast stockholders in a combination of stock and cash. Under the terms of the merger agreement, 50% of the common shares of Gold Coast will be converted into Investors Bancorp common stock and the remaining 50% will be exchanged for cash. For each share of Gold Coast Bancorp common stock, Gold Coast shareholders will have the option to receive either (i) 1.422 shares of Investors Bancorp common stock, $0.01 par value per share, (ii) a cash payment of $15.75, or (iii) a combination of Investors Bancorp common stock and cash. The foregoing is subject to proration to ensure that, in the aggregate, 50% of Gold Coast’s shares will be converted into Investors Bancorp common stock. As of September 30, 2019, Gold Coast had assets of $562.2 million, loans of $461.5 million and deposits of $463.5 million and operated six branches in Nassau and Suffolk counties in suburban Long Island and one branch in Brooklyn, NY. Required approvals to complete this transaction include Gold Coast shareholder approval, regulatory approvals, the effectiveness of the registration statement filed by Investors Bancorp with respect to the common stock to be issued in the transaction and other customary closing conditions. The merger is expected to be completed in the first quarter of 2020. As the merger has not been completed, the transaction is not reflected in the Consolidated Financial Statements.
Equipment Finance Portfolio
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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$51,972	$54,224

Shares
Weighted-average common shares outstanding - basic	261,678,994	280,755,898
Effect of dilutive common stock equivalents (1)	133,976	417,023
Weighted-average common shares outstanding - diluted	261,812,970	281,172,921

Earnings per common share
Basic	$0.20	$0.19
Diluted	$0.20	$0.19

(1) For the three months ended September 30, 2019 and 2018, there were 8,142,370 and 10,059,247 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$146,754	$169,246

Shares
Weighted-average common shares outstanding - basic	264,104,402	284,289,363
Effect of dilutive common stock equivalents (1)	317,863	1,086,640
Weighted-average common shares outstanding - diluted	264,422,265	285,376,003

Earnings per common share
Basic	$0.56	$0.60
Diluted	$0.55	$0.59

(1) For the nine months ended September 30, 2019 and 2018, there were 6,723,858 and 9,796,551 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $6.0 million and $5.8 million as of September 30, 2019 and December 31, 2018, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net gains recognized on equity securities	$30	97	$165	104
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized gains recognized on equity securities	$30	97	$165	$104

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

	At September 30, 2019
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,170,764	21,250	492	1,191,522
Federal National Mortgage Association	1,131,545	20,351	174	1,151,722
Government National Mortgage Association	295,831	4,949	—	300,780
Total debt securities available-for-sale	$2,598,140	46,550	666	2,644,024

	At September 30, 2019
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$50,453	—	50,453	722	—	51,175
Municipal bonds	99,273	—	99,273	4,234	—	103,507
Corporate and other debt securities	77,062	15,035	62,027	23,130	199	84,958
Total debt securities held-to-maturity	226,788	15,035	211,753	28,086	199	239,640
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	273,488	154	273,334	4,670	201	277,803
Federal National Mortgage Association	559,607	436	559,171	7,930	359	566,742
Government National Mortgage Association	73,441	—	73,441	1,143	—	74,584
Total mortgage-backed securities held-to-maturity	906,536	590	905,946	13,743	560	919,129
Total debt securities held-to-maturity	$1,133,324	15,625	1,117,699	41,829	759	1,158,769

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
At September 30, 2019, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At September 30, 2019, the TruPS had a carrying value and estimated fair value of $47.0 million and $69.7 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at September 30, 2019 had a carrying value and estimated fair value of $45.2 million and $65.3 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPS structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Debt securities with a carrying value of $905.1 million and an estimated fair value of $921.2 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at September 30, 2019, by contractual maturity, are shown below.

	September 30, 2019
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$10,129	10,129
Due after one year through five years	—	—
Due after five years through ten years	45,460	47,148
Due after ten years	156,164	182,363
Total	$211,753	239,640

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$117,655	332	10,060	160	127,715	492
Federal National Mortgage Association	29,282	102	37,257	72	66,539	174
Total mortgage-backed securities available-for-sale	146,937	434	47,317	232	194,254	666
Total debt securities available-for-sale	146,937	434	47,317	232	194,254	666
Held-to-maturity:
Debt securities:
Corporate and other debt securities	2,766	199	—	—	2,766	199
Total debt securities held-to-maturity	2,766	199	—	—	2,766	199
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	9,098	28	31,254	173	40,352	201
Federal National Mortgage Association	3,132	12	51,680	347	54,812	359
Total mortgage-backed securities held-to-maturity	12,230	40	82,934	520	95,164	560
Total debt securities held-to-maturity	14,996	239	82,934	520	97,930	759
Total	$161,933	673	130,251	752	292,184	1,425

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$97,137	994	288,916	7,196	386,053	8,190
Federal National Mortgage Association	125,389	2,098	489,337	13,452	614,726	15,550
Total mortgage-backed securities available-for-sale	222,526	3,092	778,253	20,648	1,000,779	23,740
Total debt securities available-for-sale	222,526	3,092	778,253	20,648	1,000,779	23,740
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	40,022	1,236	40,022	1,236
Total debt securities held-to-maturity	—	—	40,022	1,236	40,022	1,236
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,045	553	339,534	8,860	390,579	9,413
Federal National Mortgage Association	214,400	2,449	663,671	20,238	878,071	22,687
Government National Mortgage Association	35,499	492	44,824	926	80,323	1,418
Total mortgage-backed securities held-to-maturity	300,944	3,494	1,048,029	30,024	1,348,973	33,518
Total debt securities held-to-maturity	300,944	3,494	1,088,051	31,260	1,388,995	34,754
Total	$523,470	6,586	1,866,304	51,908	2,389,774	58,494

At September 30, 2019, the majority of gross unrealized losses relate to our mortgage-backed-security portfolio which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair values of these securities have been positively impacted by changes in interest rates as compared to December 31, 2018.

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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled TruPS. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At September 30, 2019 and 2018, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019, non-credit related OTTI recorded on the previously impaired TruPS was $15.0 million ($10.8 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance of credit related OTTI, beginning of period	$78,831	83,923	80,595	85,768
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(883)	(923)	(2,647)	(2,768)
Reductions for securities sold or paid off during the period	—	—	—	—
Balance of credit related OTTI, end of period	$77,948	83,000	77,948	83,000

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended September 30, 2019, there were no sales of equity or debt securities. For the nine months ended September 30, 2019, the Company received proceeds of $399.4 million on securities sold from the debt securities available-for-sale portfolio resulting in a loss of $5.7 million recognized in non-interest income. Proceeds from the sale were reinvested in higher yielding debt securities. There were no sales of equity securities or debt securities held-to-maturity for the nine months ended September 30, 2019. The Company recognized unrealized gains on equity securities of $30,000 and $165,000, respectively, for the three and nine months ended September 30, 2019.
For the three and nine months ended September 30, 2018, there were no sales of equity or debt securities; however, in the second quarter of 2018, the Company received proceeds of $1.5 million from the payoff of a TruP security which resulted in a gain of $1.1 million. The Company recognized net unrealized gains on equity securities of $97,000 and $104,000, respectively, for the three and nine months ended September 30, 2018.

6.    Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Multi-family loans	$7,995,095	8,165,187
Commercial real estate loans	4,768,370	4,783,095
Commercial and industrial loans	2,681,577	2,389,756
Construction loans	289,857	227,015
Total commercial loans	15,734,899	15,565,053
Residential mortgage loans	5,306,912	5,350,504
Consumer and other loans	700,267	707,746
Total loans excluding PCI loans	21,742,078	21,623,303
PCI loans	4,132	4,461
Deferred fees, premiums and other, net (1)	(1,991)	(13,811)
Allowance for loan losses	(227,985)	(235,817)
Net loans	$21,516,234	21,378,136

(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of the period	$231,937	230,838	235,817	230,969
Loans charged off	(3,354)	(6,014)	(10,980)	(20,157)
Recoveries	1,902	3,994	5,648	11,506
Net charge-offs	(1,452)	(2,020)	(5,332)	(8,651)
Provision for loan losses	(2,500)	2,000	(2,500)	8,500
Balance at end of the period	$227,985	230,818	227,985	230,818

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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the nine months ended September 30, 2019 and 2018, the Company recorded charge-offs of $7,000 and $343,000, respectively, related to PCI loans acquired.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(2,854)	(121)	(5,183)	—	(1,905)	(917)	—	(10,980)
Recoveries	1,244	2,137	1,002	—	1,186	79	—	5,648
Provision	(5,490)	(2,323)	4,542	1,476	(834)	215	(86)	(2,500)
Ending balance-September 30, 2019	$75,776	48,142	71,445	8,962	19,223	2,479	1,958	227,985

Individually evaluated for impairment	$—	—	—	—	1,897	76	—	1,973
Collectively evaluated for impairment	75,776	48,142	71,445	8,962	17,326	2,403	1,958	226,012
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2019	$75,776	48,142	71,445	8,962	19,223	2,479	1,958	227,985

Loans:
Individually evaluated for impairment	$17,429	8,140	10,882	—	26,939	906	—	64,296
Collectively evaluated for impairment	7,977,666	4,760,230	2,670,695	289,857	5,279,973	699,361	—	21,677,782
Loans acquired with deteriorated credit quality	—	3,558	—	—	500	74	—	4,132
Balance at September 30, 2019	$7,995,095	4,771,928	2,681,577	289,857	5,307,412	700,341	—	21,746,210

	December 31, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(2,603)	(7,200)	(7,078)	—	(5,246)	(1,963)	—	(24,090)
Recoveries	17	5,213	9,478	—	2,193	37	—	16,938
Provision	3,993	(5,701)	14,121	(4,123)	1,994	1,929	(213)	12,000
Ending balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Individually evaluated for impairment	$—	—	—	—	2,082	72	—	2,154
Collectively evaluated for impairment	82,876	48,449	71,084	7,486	18,694	3,030	2,044	233,663
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Loans:
Individually evaluated for impairment	$32,046	6,623	19,624	—	27,884	570	—	86,747
Collectively evaluated for impairment	8,133,141	4,776,472	2,370,132	227,015	5,322,620	707,176	—	21,536,556
Loans acquired with deteriorated credit quality	—	3,730	—	—	611	120	—	4,461
Balance at December 31, 2018	$8,165,187	4,786,825	2,389,756	227,015	5,351,115	707,866	—	21,627,764

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
The following tables present the risk category of loans as of September 30, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	September 30, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,553,284	962,053	146,866	332,892	—	—	7,995,095
Commercial real estate	4,102,142	403,818	54,799	207,611	—	—	4,768,370
Commercial and industrial	1,851,024	638,736	48,164	143,653	—	—	2,681,577
Construction	190,412	80,735	399	18,311	—	—	289,857
Total commercial loans	12,696,862	2,085,342	250,228	702,467	—	—	15,734,899
Residential mortgage	5,232,790	12,437	10,192	51,493	—	—	5,306,912
Consumer and other	691,421	5,280	1,524	2,042	—	—	700,267
Total	$18,621,073	2,103,059	261,944	756,002	—	—	21,742,078

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,462,056	1,061,168	313,498	328,465	—	—	8,165,187
Commercial real estate	3,910,282	552,080	162,488	158,245	—	—	4,783,095
Commercial and industrial	1,647,130	571,620	53,861	117,145	—	—	2,389,756
Construction	163,503	35,774	9,200	18,538	—	—	227,015
Total commercial loans	12,182,971	2,220,642	539,047	622,393	—	—	15,565,053
Residential mortgage	5,268,234	12,082	7,712	62,476	—	—	5,350,504
Consumer and other	694,432	8,443	1,650	3,221	—	—	707,746
Total	$18,145,637	2,241,167	548,409	688,090	—	—	21,623,303

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	September 30, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$16,006	3,517	19,507	39,030	7,956,065	7,995,095
Commercial real estate	17,955	4,385	6,158	28,498	4,739,872	4,768,370
Commercial and industrial	5,927	4,694	5,350	15,971	2,665,606	2,681,577
Construction	—	—	—	—	289,857	289,857
Total commercial loans	39,888	12,596	31,015	83,499	15,651,400	15,734,899
Residential mortgage	14,029	10,644	28,746	53,419	5,253,493	5,306,912
Consumer and other	5,282	1,523	1,233	8,038	692,229	700,267
Total	$59,199	24,763	60,994	144,956	21,597,122	21,742,078

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$23,098	2,572	33,683	59,353	8,105,834	8,165,187
Commercial real estate	5,491	3,511	2,415	11,417	4,771,678	4,783,095
Commercial and industrial	2,988	867	4,560	8,415	2,381,341	2,389,756
Construction	9,200	—	227	9,427	217,588	227,015
Total commercial loans	40,777	6,950	40,885	88,612	15,476,441	15,565,053
Residential mortgage	13,811	7,712	39,255	60,778	5,289,726	5,350,504
Consumer and other	8,524	1,650	2,830	13,004	694,742	707,746
Total	$63,112	16,312	82,970	162,394	21,460,909	21,623,303

The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	September 30, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	6	$19,564	15	$33,940
Commercial real estate	30	12,310	35	12,391
Commercial and industrial	16	12,024	14	19,394
Construction	—	—	1	227
Total commercial loans	52	43,898	65	65,952
Residential mortgage and consumer	261	48,171	320	58,961
Total non-accrual loans	313	$92,069	385	$124,913

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2019 and December 31, 2018, these loans are comprised of the following:

	September 30, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	1	$65	2	$2,817
Commercial and industrial	—	—	2	9,762
Total commercial loans	1	65	4	12,579
Residential mortgage and consumer	31	5,059	26	4,006
Total TDR with payment status current classified as non-accrual	32	$5,124	30	$16,585
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated. Not included in the table is a commercial and industrial TDR loan in the amount of $954,000 which was 30-89 days delinquent at September 30, 2019, classified as accruing while the Company underwrites an extension of the borrower’s credit facilities.

	September 30, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Residential mortgage and consumer	12	$2,045	11	$1,810
Total TDR 30-89 days delinquent classified as non-accrual	12	$2,045	11	$1,810

The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of September 30, 2019, PCI loans with a carrying value of $4.1 million included $3.9 million of which were current, $31,000 of which were 30-89 days delinquent and $133,000 of which were 90 days or more delinquent. As of December 31, 2018, PCI loans with a carrying value of $4.5 million included $4.1 million of which were current, $229,000 of which were 30-89 days delinquent and $248,000 of which were 90 days or more delinquent.
At September 30, 2019 and December 31, 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $64.3 million and $86.7 million, respectively, with allocations of the allowance for loan losses of $2.0 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019 and 2018, interest income received and recognized on these loans totaled $831,000 and $513,000, respectively.

The following tables present loans individually evaluated for impairment by portfolio segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$17,429	18,801	—	18,860	21
Commercial real estate	8,140	11,170	—	8,323	240
Commercial and industrial	10,882	18,225	—	12,097	259
Construction	—	—	—	—	—
Total commercial loans	36,451	48,196	—	39,280	520
Residential mortgage and consumer	12,869	16,992	—	12,904	174
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	14,976	15,684	1,973	14,989	137
Total:
Multi-family	17,429	18,801	—	18,860	21
Commercial real estate	8,140	11,170	—	8,323	240
Commercial and industrial	10,882	18,225	—	12,097	259
Construction	—	—	—	—	—
Total commercial loans	36,451	48,196	—	39,280	520
Residential mortgage and consumer	27,845	32,676	1,973	27,893	311
Total impaired loans	$64,296	80,872	1,973	67,173	831

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	12,626	17,130	—	11,907	167
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,828	16,498	2,154	15,627	280
Total:
Multi-family	32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	28,454	33,628	2,154	27,534	447
Total impaired loans	$86,747	106,046	2,154	88,019	904

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

The following tables present the total TDR loans at September 30, 2019 and December 31, 2018. There were five residential loans that were previously designated as PCI classified as TDRs for the periods ended September 30, 2019 and December 31, 2018.

	September 30, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$2,548	3	$2,548
Commercial and industrial	3	1,669	2	5,194	5	6,863
Total commercial loans	3	1,669	5	7,742	8	9,411
Residential mortgage and consumer	55	10,769	81	17,078	136	27,847
Total	58	$12,438	86	$24,820	144	$37,258

	December 31, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$892	1	$892
Commercial real estate	—	—	3	2,859	3	2,859
Commercial and industrial	2	2,070	4	13,479	6	15,549
Total commercial loans	2	2,070	8	17,230	10	19,300
Residential mortgage and consumer	52	11,550	79	16,908	131	28,458
Total	54	$13,620	87	$34,138	141	$47,758

The following tables present information about TDRs that occurred during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$96	$96	—	$—	$—
Commercial and industrial	1	$270	$270	1	$3,711	$3,711
Residential mortgage and consumer	4	453	453	3	1,215	1,215

	Nine Months Ended September 30,
	2019			2018
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$96	$96	2	$788	$616
Commercial and industrial	1	270	270	4	13,682	13,682
Residential mortgage and consumer	14	2,850	2,850	15	2,715	2,715

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $156,000 and $729,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the three and nine months ended September 30, 2019, respectively. There were no charge-offs for TDRs during the three months ended September 30, 2018 and $214,000 in charge-offs for collateral dependent TDRs during the nine months ended September 30, 2018. Of the amount charged off in the first nine months of 2018, one borrower subsequently repaid the full amount of outstanding loan principal which resulted in a recovery of $172,000. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.0 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively.
Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs in the nine months ended September 30, 2019 and 2018 had their maturity extended.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	5.75%	5.75%	—	—%	—%
Commercial and industrial	1	6.25%	6.25%	1	5.75%	5.75%
Residential mortgage and consumer	4	4.00%	3.82%	3	4.37%	4.45%

	Nine Months Ended September 30,
	2019			2018
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	5.75%	5.75%	2	4.68%	4.68%
Commercial and industrial	1	6.25%	6.25%	4	5.94%	5.94%
Residential mortgage and consumer	14	5.07%	4.96%	15	4.60%	3.78%

Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2019 consisted of 1 residential loan and 1 commercial real estate loan with a recorded investment of $132,000 and $2.5 million, respectively, at September 30, 2019. Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2018 consisted of 9 residential loans, 2 commercial real estate loan and 1 multi-family loan with a recorded investment of $651,000, $568,000 and $898,000, respectively, at September 30, 2018.

7.     Deposits
Deposits are summarized as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Non-interest bearing:
Checking accounts	$2,433,152	2,535,848
Interest bearing:
Checking accounts	5,103,007	4,783,563
Money market deposits	3,674,032	3,641,070
Savings	1,963,724	2,048,941
Certificates of deposit	4,498,841	4,570,847
Total deposits	$17,672,756	17,580,269

8.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Mortgage servicing rights	$11,454	11,712
Core deposit premiums	2,876	4,050
Other	690	755
Total other intangible assets	15,020	16,517
Goodwill	82,546	82,546
Goodwill and intangible assets	$97,566	99,063

The following table summarizes other intangible assets as of September 30, 2019 and December 31, 2018:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2019
Mortgage servicing rights	$18,406	(6,729)	(223)	11,454
Core deposit premiums	20,561	(17,685)	—	2,876
Other	1,150	(460)	—	690
Total other intangible assets	$40,117	(24,874)	(223)	15,020

December 31, 2018
Mortgage servicing rights	$19,808	(7,921)	(175)	11,712
Core deposit premiums	25,058	(21,008)	—	4,050
Other	1,150	(395)	—	755
Total other intangible assets	$46,016	(29,324)	(175)	16,517

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.61 billion and $1.62 billion at September 30, 2019 and December 31, 2018, respectively, all of which relate to mortgage loans. At September 30, 2019 and December 31, 2018, the servicing asset, included in other intangible assets, had an estimated fair value of $13.3 million and $14.9 million, respectively. At September 30, 2019, fair value was based on expected future cash flows considering a weighted average discount rate of 12.05%, a weighted average constant prepayment rate on mortgages of 12.06% and a weighted average life of 6.0 years. See Note 15 for additional details.
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
The following table presents the balance sheet information related to our leases:

September 30, 2019
(Dollars in thousands)
Operating lease right-of-use assets	$179,632
Operating lease liabilities	189,927
Weighted average remaining lease term	9.9 years
Weighted average discount rate	2.74%

In determining the present value of lease payments, the discount rate used for each individual lease is the rate implicit in the lease, unless that rate cannot be readily determined, in which case the Company is required to use its incremental borrowing rate based on the information available at commencement date. For leases that existed at adoption, the Company used the remaining lease term as of January 1, 2019. For its incremental borrowing rate, the Company uses the borrowing rates offered to the Company by the Federal Home Loan Bank, which reflects the rates a lender would charge the Company to obtain a collateralized loan.
The following table presents the components of total lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$6,320	18,963
Short-term lease cost	74	229
Variable lease cost	—	(1)
Included in other income:
Sublease income	67	201
The following table presents supplemental cash flow information related to leases:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$6,173	18,470
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	577	2,358

Future minimum operating lease payments and reconciliation to operating lease liabilities at September 30, 2019:

September 30, 2019
(In thousands)
Remainder of 2019	$6,026
2020	24,067
2021	23,817
2022	22,077
2023	21,032
Thereafter	121,539
Total lease payments	218,558
Less: Imputed interest	(28,631)
Total operating lease liabilities	$189,927

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
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2019 and September 30, 2018, the Company granted 2,345,919 and 71,982 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the nine months ended September 30, 2019 and September 30, 2018, the Company granted 995,216 and 50,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

	Nine Months Ended September 30,
	2019	2018
Weighted average expected life (in years)	4.83	6.50
Weighted average risk-free rate of return	1.86%	2.80%
Weighted average volatility	19.92%	17.71%
Dividend yield	3.96%	2.78%
Weighted average fair value of options granted	$0.89	$1.94
Total stock options granted	995,216	50,000

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

The following table presents the share based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock option expense	$2,285	1,326	4,937	4,226
Restricted stock expense	4,026	3,338	10,933	9,488
Total share based compensation expense	$6,311	4,664	15,870	13,714

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,216,047	$12.43	6.5	$522
Granted(1)	995,216	12.53	5.9
Exercised	(111,802)	7.28	3.3
Forfeited(1)	(5,169,858)	12.53
Expired	(174,000)	12.43
Outstanding at September 30, 2019	5,755,603	12.46	5.8	287
Exercisable at September 30, 2019	3,038,063	$12.40	5.7	$286

(1) Reflects the impact of the shareholder litigation settlement as noted below.
Expected future expense relating to the non-vested options outstanding as of September 30, 2019 is $10.4 million over a weighted average period of 2.26 years.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2019 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	3,477,747	$12.69
Granted(1)	2,345,919	12.42
Vested	(1,011,670)	12.67
Forfeited(1)(2)	(1,912,400)	12.55
Outstanding and non vested at September 30, 2019	2,899,596	$12.58

(1) Reflects the impact of the shareholder litigation settlement as noted below.
(2) Excludes 19,138 shares forfeited in connection with the shareholder litigation settlement which had vested prior to December 31, 2018.
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2019 is $30.7 million over a weighted average period of 3.04 years.

Shareholder Litigation Settlement
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

On June 21, 2019, the Court entered an order approving the Settlement. Following the expiration of a thirty-day appeal period, the Settlement became effective. Accordingly, pursuant to the Settlement (i) all of the stock options granted to non-employee directors (excluding Brendan J. Dugan who is deceased) and stock options granted to Paul Stathoulopoulos (who was not a director of the Company at the time of the equity grant on or about June 23, 2015), have been surrendered; (ii) a total of 95,694 shares of the restricted stock granted to the then non-employee directors of the Company (excluding Brendan J. Dugan) and to then non-director Paul Stathoulopoulos scheduled to vest in 2020 have been surrendered; and (iii) 925,000 shares of restricted stock and 1,333,333 stock options granted to the Company’s Chief Executive Officer and 740,000 shares of restricted stock and 1,066,667 stock options granted to the Company’s President have been surrendered. As a result of the Settlement, the Company recorded $2.0 million of accelerated stock compensation expense during the third quarter of 2019.
The Compensation and Benefits Committee, with the assistance of its independent legal advisor and compensation consultant, considered the issuance of equity grants to both the Company’s Chief Executive Officer and President to replace those being surrendered pursuant to the Settlement. On May 20, 2019, the Compensation and Benefits Committee authorized and approved, and recommended to the Board of Directors (the “Board”), the issuance of (i) 925,000 shares of restricted stock and 525,120 stock options to the Company’s Chief Executive Officer, and (ii) 740,000 shares of restricted stock and 420,096 stock options to the Company’s President (the “Replacement Awards”). The Board, excluding both the Company’s Chief Executive Officer and President, determined that it was advisable and in the best interests of the Company to approve and issue the Replacement Awards, subject to the surrender of awards pursuant to the Settlement.
The Replacement Awards were subsequently issued to both the Company’s Chief Executive Officer and President on July 22, 2019. The Replacement Awards were issued from the 2015 Equity Incentive Plan and were accounted for as a modification of the original awards, which resulted in no incremental expense as the compensation cost of the Replacement Awards was less than the compensation cost of the original awards. The stock options have an exercise price of $12.54 per share and vested 25% on July 22, 2019 with the remaining to vest ratably over a three-year period. Approximately 59% of the restricted shares vested on July 22, 2019 with the remainder to vest on the same vesting schedule as applicable to the June 23, 2015 award.

On September 26, 2019, a related shareholder derivative action was filed in the Delaware Chancery Court. The complaint claims breach of fiduciary duty on the part of the Company’s Board of Directors in the issuance of the replacement awards to both the Company’s Chief Executive Officer and President in connection with the settlement of the case referenced above.

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

The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest cost	$397	355	1,191	1,064
Amortization of:
Net loss	—	126	—	379
Total net periodic benefit cost	$397	481	1,191	1,443

Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the nine months ended September 30, 2019.
The Company also maintains the Pentegra DB Plan. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 with no further benefits accrued subsequent to December 31, 2016. There was no contribution required during the nine months ended September 30, 2019. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2019.

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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $9.1 million will be reclassified as an increase to interest expense.

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
The Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion during the quarter ended September 30, 2019. The terminated swaps were due to mature in February 2020.

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

Fair Values of Derivative Instruments on the Balance Sheet

		Asset Derivatives					Liability Derivatives
	September 30, 2019			December 31, 2018			September 30, 2019			December 31, 2018
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$2,475	Other assets	$91	$—	Other assets	$—	$—	Other liabilities	$—	$2,605	Other liabilities	$432
Total derivatives designated as hedging instruments			$91			$—			$—			$432

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$306	Other assets	$6,305	$—	Other assets	$—	$—	Other liabilities	$—	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	178	18	Other liabilities	66
Total derivatives not designated as hedging instruments			$6,305			$—			$178			$66

The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on Accumulated Other Comprehensive Income (Loss) for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of (loss) gain recognized in other comprehensive income (loss)	$(12,794)	8,147	(71,139)	34,065
Amount of gain reclassified from accumulated other comprehensive income (loss) to interest expense	509	822	4,327	1,059

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of September 30, 2019 and 2018.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$1,179	(1,581)	7,398	(1,581)
Derivatives designated as hedging instruments [1]	Interest income on loans	(1,268)	1,518	(7,550)	1,518
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain reclassified from accumulated other comprehensive income (loss)	Interest expense on borrowings	509	822	4,327	1,059
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$420	759	4,175	996

[1] The amount includes gains on both active fair value hedging relationships and relationships which have been terminated

As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

Balance sheet location	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In thousands)
Loans receivable, net (1)(2)	$479,231	1,005,294	$7,741	294
(1) At September 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.50 billion; the cumulative basis adjustments associated with these hedging relationships was $7.7 million; and the amounts of the designated hedged items were $479.2 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of September 30, 2019 includes $3.5 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2019. There were no derivative financial instruments that are not designated as hedging instruments for the three and nine months ended September 30, 2018.

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
		(In thousands)
Other Contracts	Other income / (expense)	$(47)	—	$(57)	—
Total		$(47)	—	$(57)	—

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 15, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
September 30, 2019
Assets:
Derivative contracts	$106	—	106	—	—	106
Liabilities:
Derivative contracts	178	—	178	—	—	178

December 31, 2018
Liabilities:
Derivative contracts	$498	—	498	—	—	498

13.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended September 30,
	2019			2018
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$73,014	(21,042)	51,972	73,425	(19,201)	54,224
Other comprehensive loss:
Change in funded status of retirement obligations	19	(6)	13	142	(40)	102
Unrealized gains (losses) on debt securities available-for-sale	8,856	(2,058)	6,798	(9,725)	2,415	(7,310)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	94	(53)	41	208	(59)	149
Other-than-temporary impairment accretion on debt securities	317	(89)	228	300	(84)	216
Net (losses) gains on derivatives	(13,303)	3,739	(9,564)	7,325	(2,059)	5,266
Total other comprehensive loss	(4,017)	1,533	(2,484)	(1,750)	173	(1,577)
Total comprehensive income	$68,997	(19,509)	49,488	71,675	(19,028)	52,647

	Nine Months Ended September 30,
	2019			2018
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$205,822	(59,068)	146,754	227,629	(58,383)	169,246
Other comprehensive loss:
Change in funded status of retirement obligations	56	(16)	40	428	(120)	308
Unrealized gains (losses) on debt securities available-for-sale	52,137	(12,532)	39,605	(48,419)	12,089	(36,330)
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	694	(222)	472	662	(187)	475
Reclassification adjustment for security losses included in net income	5,690	(1,469)	4,221	—	—	—
Other-than-temporary impairment accretion on debt securities	819	(230)	589	900	(253)	647
Net (losses) gains on derivatives	(75,466)	21,213	(54,253)	33,006	(9,278)	23,728
Total other comprehensive loss	(16,070)	6,744	(9,326)	(13,423)	2,251	(11,172)
Total comprehensive income	$189,752	(52,324)	137,428	214,206	(56,132)	158,074

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	40	472	43,826	589	(54,253)	(9,326)
Balance - September 30, 2019	$(2,978)	(449)	34,942	(10,808)	(41,602)	(20,895)

Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	308	475	(36,330)	647	23,728	(11,172)
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - September 30, 2018	$(5,332)	(1,045)	(58,120)	(13,835)	37,215	(41,117)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Reclassification adjustment for losses included in net income
Loss on securities, net	$—	—	5,690	—
Change in funded status of retirement obligations
Amortization of net (gain) loss	(2)	129	(6)	388
Interest expense
Reclassification adjustment for unrealized gains on derivatives	(509)	(822)	(4,327)	(1,059)
Total before tax	(511)	(693)	1,357	(671)
Income tax benefit (expense)	147	181	(225)	172
Net of tax	$(364)	(512)	1,132	(499)

14.    Stockholders’ Equity

 The changes in the components of stockholders’ equity for the three months ended September 30, 2019 and 2018 are as follows:

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at June 30, 2018	$3,591	2,794,507	1,145,129	(729,944)	(82,760)	(39,540)	3,090,983
Net income	—	—	54,224	—	—	—	54,224
Other comprehensive loss, net of tax	—	—	—	—	—	(1,577)	(1,577)
Purchase of treasury stock (6,891,729 shares)	—	—	—	(87,983)	—	—	(87,983)
Treasury stock allocated to restricted stock plan (46,876 shares)	—	(594)	22	572	—	—	—
Compensation cost for stock options and restricted stock	—	4,665	—	—	—	—	4,665
Exercise of stock options	—	(23)	—	126	—	—	103
Restricted stock forfeitures (82,946 shares)	—	1,040	(60)	(980)	—	—	—
Cash dividend paid ($0.09 per common share)	—	—	(26,700)	—	—	—	(26,700)
ESOP shares allocated or committed to be released	—	757	—	—	749	—	1,506
Balance at September 30, 2018	$3,591	2,800,352	1,172,615	(818,209)	(82,011)	(41,117)	3,035,221

Balance at June 30, 2019	$3,591	2,809,851	1,206,873	(995,265)	(79,764)	(18,411)	2,926,875
Net income	—	—	51,972	—	—	—	51,972
Other comprehensive loss, net of tax	—	—	—	—	—	(2,484)	(2,484)
Purchase of treasury stock (2,004,717 shares)	—	—	—	(22,486)	—	—	(22,486)
Treasury stock allocated to restricted stock plan (1,687,500 shares)	—	(21,129)	101	21,028	—	—	—
Compensation cost for stock options and restricted stock	—	6,309	—	—	—	—	6,309
Exercise of stock options	—	(287)	—	441	—	—	154
Restricted stock forfeitures (1,782,205 shares)	—	22,348	(1,354)	(20,994)	—	—	—
Cash dividend paid ($0.11 per common share)	—	—	(30,298)	—	—	—	(30,298)
ESOP shares allocated or committed to be released	—	576	—	—	749	—	1,325
Balance at September 30, 2019	$3,591	2,817,668	1,227,294	(1,017,276)	(79,015)	(20,895)	2,931,367

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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

	Carrying Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$6,030	6,030	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,191,522	—	1,191,522	—
Federal National Mortgage Association	1,151,722	—	1,151,722	—
Government National Mortgage Association	300,780	—	300,780	—
Total debt securities available-for-sale	$2,644,024	—	2,644,024	—
Interest rate swaps	$6,396	—	6,396	—
Liabilities:
Derivatives:
Other contracts	$178	—	178	—

	Carrying Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$5,793	5,793	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$986,650	—	986,650	—
Federal National Mortgage Association	968,556	—	968,556	—
Government National Mortgage Association	166,956	—	166,956	—
Total debt securities available-for-sale	$2,122,162	—	2,122,162	—
Liabilities:
Derivatives:
Interest rate swaps	$432	—	432	—
Other contracts	66	—	66	—
Total derivatives	$498	—	498	—

There have been no changes in the methodologies used at September 30, 2019 from December 31, 2018, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019.
There were no Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At September 30, 2019, the fair value model used prepayment speeds ranging from 6.60% to 42.00% and a discount rate of 12.05% for the valuation of the mortgage servicing rights. At December 31, 2018, the fair value model used prepayment speeds ranging from 4.98% to 27.30% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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
Other Real Estate Owned and Repossessed Assets
Other Real Estate Owned and Repossessed Assets is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0% to 25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.
Loans Held For Sale
Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, the Company uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018. For the three months ended September 30, 2019 and December 31, 2018 there was no change to the carrying value of MSR or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at September 30, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Estimated cash flow	Probability of default	1.0%	83.0%	8.10%	$2,853	—	—	2,853
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	18.00%	49	—	—	49
						$2,902	—	—	2,902

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2018
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0%	83.0%	11.20%	$15,148	—	—	15,148
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	10.50%	241	—	—	241
						$15,389	—	—	15,389

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$195,400	195,400	195,400	—	—
Equities	6,030	6,030	6,030	—	—
Debt securities available-for-sale	2,644,024	2,644,024	—	2,644,024	—
Debt securities held-to-maturity	1,117,699	1,158,769	—	1,089,032	69,737
FHLB stock	273,996	273,996	273,996	—	—
Loans held for sale	31,373	31,373	—	31,373	—
Net loans	21,516,234	21,677,960	—	—	21,677,960
Derivative financial instruments	6,396	6,396	—	6,396	—
Financial liabilities:
Deposits, other than time deposits	$13,173,915	13,173,915	13,173,915	—	—
Time deposits	4,498,841	4,498,964	—	4,498,964	—
Borrowed funds	5,694,553	5,702,437	—	5,702,437	—
Derivative financial instruments	178	178	—	178	—

	December 31, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$196,891	196,891	196,891	—	—
Equities	5,793	5,793	5,793	—	—
Debt securities available-for-sale	2,122,162	2,122,162	—	2,122,162	—
Debt securities held-to-maturity	1,555,137	1,558,564	—	1,476,565	81,999
FHLB stock	260,234	260,234	260,234	—	—
Loans held for sale	4,074	4,074	—	4,074	—
Net loans	21,378,136	21,085,185	—	—	21,085,185
Financial liabilities:
Deposits, other than time deposits	$13,009,422	13,009,422	13,009,422	—	—
Time deposits	4,570,847	4,546,991	—	4,546,991	—
Borrowed funds	5,435,681	5,398,553	—	5,398,553	—
Derivative financial instruments	498	498	—	498	—

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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$4,337	3,408	11,350	9,860
Other income	2,230	1,925	6,961	6,131
Total revenue from contracts with customers	$6,567	5,333	18,311	15,991

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
Standards Not Yet Adopted
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
January 1, 2020
The Company will adopt the standard’s provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2020 on a modified retrospective basis. The Company has established a cross departmental working group including Accounting, Finance, Treasury, Credit Risk, Information Technology and Internal Audit. The implementation plan is comprised of multiple items focused on credit models, data management and treasury and accounting considerations. The Company is finalizing model validation as it runs its credit models in parallel and is finalizing its methodology and policy documentation as well as the required disclosures. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it is expected that the impact upon adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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
Dividend
On October 23, 2019, the Company declared a cash dividend of $0.11 per share. The $0.11 dividend per share will be paid to stockholders on November 25, 2019, with a record date of November 11, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2019, we consider the following to be our critical accounting policies.
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
The flat yield curve, combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment.  We continue to manage our interest rate risk against a backdrop of interest rate uncertainty.  Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase. If short-term interest rates and related deposit competition increase, we may be subject to net interest margin compression.
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

Total assets increased by $496.2 million, or 1.9%, to $26.73 billion at September 30, 2019 from $26.23 billion at December 31, 2018. Effective January 1, 2019, we adopted new accounting guidance that requires leases to be recognized on our Consolidated Balance Sheets as a right-of-use asset and a lease liability. Our operating lease right-of-use assets and operating lease liabilities were $179.6 million and $189.9 million, respectively, at September 30, 2019. Net loans increased by $138.1 million, or 0.6%, to $21.52 billion at September 30, 2019 from $21.38 billion at December 31, 2018. Our ongoing strategy is to continue to maintain a well-diversified loan portfolio and offer enhanced commercial products to continue to be competitive in our markets as we continue to focus on higher yielding commercial and industrial loans and deemphasis lower yielding real estate loans. We understand the heightened regulatory sensitivity around commercial real estate and multi-family concentrations, and continue to be diligent in our underwriting and credit risk monitoring of these portfolios.  The overall level of non-performing loans remains low compared to our national and regional peers; however, our commercial real estate concentration is above 300% of regulatory capital and therefore subjects us to heightened regulatory scrutiny.
On July 24, 2019, we announced the signing of a definitive merger agreement with Gold Coast Bancorp, Inc. (“Gold Coast”). As of September 30, 2019, Gold Coast had assets of $562.2 million, loans of $461.5 million and deposits of $463.5 million and operated six branches in Nassau and Suffolk counties in suburban Long Island as well as one branch in Brooklyn, NY. The transaction is subject to customary closing conditions. See Note 3, Business Combinations, for further details regarding the merger agreement.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, acquisitions, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the Company’s capital, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 10.97% at September 30, 2019 from 11.46% at December 31, 2018. Since the commencement of our first stock repurchase plan in March 2015 through September 30, 2019, the Company has repurchased a total of 99.8 million shares at an average cost of $12.06 per share, totaling $1.20 billion. For the nine months ended September 30, 2019, stockholders’ equity was impacted by the repurchase of 12.0 million shares of common stock for $140.2 million and cash dividends paid of $0.33 per share totaling $91.9 million. These reductions to stockholders’ equity were partially offset by net income of $146.8 million and $20.8 million of share-based plan activity.
During 2019, we have made investments in our digital and technology platforms which will enhance sales practices and improve efficiencies in our business. We continue to enhance our employee training and development programs, as well as our risk management and operational infrastructure as our Company grows and our business evolves. We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people.
Comparison of Financial Condition at September 30, 2019 and December 31, 2018
Total Assets. Total assets increased by $496.2 million, or 1.9%, to $26.73 billion at September 30, 2019 from $26.23 billion at December 31, 2018. Net loans increased by $138.1 million, or 0.6%, to $21.52 billion at September 30, 2019 from $21.38 billion at December 31, 2018. Total securities increased by $84.7 million, or 2.3%, to $3.77 billion at September 30, 2019 from December 31, 2018. Operating lease right-of-use assets were $179.6 million at September 30, 2019.

Net Loans. Net loans increased by $138.1 million, or 0.6%, to $21.52 billion at September 30, 2019 from $21.38 billion at December 31, 2018. The detail of the loan portfolio (including PCI loans) is below:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,995,095	8,165,187
Commercial real estate loans	4,771,928	4,786,825
Commercial and industrial loans	2,681,577	2,389,756
Construction loans	289,857	227,015
Total commercial loans	15,738,457	15,568,783
Residential mortgage loans	5,307,412	5,351,115
Consumer and other	700,341	707,866
Total loans	21,746,210	21,627,764
Deferred fees, premiums and other, net	(1,991)	(13,811)
Allowance for loan losses	(227,985)	(235,817)
Net loans	$21,516,234	21,378,136
During the nine months ended September 30, 2019, we originated $794.3 million in commercial and industrial loans, $634.1 million in multi-family loans, $461.3 million in commercial real estate loans, $355.2 million in residential loans, $61.0 million in consumer and other loans and $27.6 million in construction loans. The growth in the loan portfolio reflects our continued focus on growing and diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At September 30, 2019, interest-only residential and consumer loans totaled $33.4 million, which represented less than 1% of the residential and consumer portfolios. We no longer originate residential mortgage loans without verifying income. At September 30, 2019, these loans totaled $151.7 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. At September 30, 2019, these loans totaled $1.10 billion. As part of its underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, the Company evaluates its policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.
We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. During the nine months ended September 30, 2019, we purchased loans totaling $258.0 million from these entities. In addition to the loans originated for our portfolio, we originated residential mortgage loans for sale to third parties totaling $160.3 million during the nine months ended September 30, 2019.

    The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	6	$19.6	14	$34.1	14	$34.1	15	$33.9	3	$2.6
Commercial real estate	30	12.3	27	8.1	32	9.8	35	12.4	39	15.5
Commercial and industrial	16	12.0	13	18.0	14	17.2	14	19.4	14	19.8
Construction	—	—	1	0.2	1	0.2	1	0.2	1	0.2
Total commercial loans	52	43.9	55	60.4	61	61.3	65	65.9	57	38.1
Residential and consumer	261	48.2	275	51.2	296	56.4	320	59.0	347	66.3
Total non-accrual loans	313	$92.1	330	$111.6	357	$117.7	385	$124.9	404	$104.4
Accruing troubled debt restructured loans	58	$12.5	56	$12.2	54	$13.6	54	$13.6	59	$13.2
Non-accrual loans to total loans		0.42%		0.51%		0.54%		0.58%		0.50%
Allowance for loan losses as a percent of non-accrual loans		247.62%		207.83%		199.44%		188.78%		221.06%
Allowance for loan losses as a percent of total loans		1.05%		1.05%		1.08%		1.09%		1.10%
Total non-accrual loans were $92.1 million at September 30, 2019 compared to $111.6 million at June 30, 2019 and $124.9 million at December 31, 2018. Included in non-accrual loans at September 30, 2019 were $8.4 million of loans that were classified as non-accrual which were performing in accordance with their contractual terms. Classified (substandard) loans as a percent of total loans increased to 3.48% at September 30, 2019 from 3.18% at December 31, 2018. We continue to proactively and diligently work to resolve our troubled loans.
At September 30, 2019, there were $37.3 million of loans deemed as TDRs, of which $27.8 million were residential and consumer loans, $6.9 million were commercial and industrial loans and $2.6 million were commercial real estate loans. TDRs of $12.5 million were classified as accruing and $24.8 million were classified as non-accrual at September 30, 2019.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2019, the Company has deemed potential problem loans, excluding PCI loans, totaling $55.1 million, which is comprised of 10 commercial real estate loans totaling $21.0 million, 11 multi-family loans totaling $19.5 million and 16 commercial and industrial loans totaling $14.6 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.42% at September 30, 2019 compared to 0.58% at December 31, 2018. The allowance for loan losses as a percentage of non-accrual loans was 247.62% at September 30, 2019 compared to 188.78% at December 31, 2018. At September 30, 2019, our allowance for loan losses as a percentage of total loans was 1.05% compared to 1.09% at December 31, 2018.
At September 30, 2019, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $64.3 million, of which $15.0 million had a specific allowance for credit losses of $2.0 million and $49.3 million had no specific allowance for credit losses. At December 31, 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans totaling $86.7 million, of which $15.8 million had a related allowance for credit losses of $2.2 million and $70.9 million had no related allowance for credit losses.
The allowance for loan losses decreased by $7.8 million to $228.0 million at September 30, 2019 from $235.8 million at December 31, 2018. Our allowance for loan losses at September 30, 2019 was positively impacted by improved credit quality, including the level of non-accrual loans and charge-offs/recoveries, and modest loan growth. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area.
The following table sets forth the allowance for loan losses at September 30, 2019 and December 31, 2018 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2019		December 31, 2018
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$75,776	36.8%	$82,876	37.7%
Commercial real estate loans	48,142	22.0%	48,449	22.1%
Commercial and industrial loans	71,445	12.3%	71,084	11.1%
Construction loans	8,962	1.3%	7,486	1.1%
Residential mortgage loans	19,223	24.4%	20,776	24.7%
Consumer and other loans	2,479	3.2%	3,102	3.3%
Unallocated	1,958	—	2,044	—
Total allowance	$227,985	100.0%	$235,817	100.0%
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
At September 30, 2019, our securities portfolio represented 14.1% of our total assets. Securities, in the aggregate, increased by $84.7 million, or 2.3%, to $3.77 billion at September 30, 2019 from December 31, 2018. This increase was primarily a result of purchases, partially offset by sales and paydowns.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $13.8 million, or 5.3%, to $274.0 million at September 30, 2019 from $260.2 million at December 31, 2018. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $216.9 million at September 30, 2019 and $211.9 million at December 31, 2018. Other assets were $69.8 million at September 30, 2019 and $29.3 million at December 31, 2018.
Deposits.  At September 30, 2019, deposits totaled $17.67 billion, representing 74.3% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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

Deposits increased by $92.5 million, or 0.5%, from $17.58 billion at December 31, 2018 to $17.67 billion at September 30, 2019 primarily driven by increases in interest-bearing checking and money market accounts, partially offset by decreases in non-interest checking, savings and time deposit accounts. Checking accounts increased $216.7 million to $7.54 billion at September 30, 2019 from $7.32 billion at December 31, 2018. Core deposits represented approximately 75% of our total deposit portfolio at September 30, 2019 compared to 74% at December 31, 2018.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	September 30, 2019		December 31, 2018
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,433,152	13.8%	$2,535,848	14.4%
Interest-bearing:
Checking accounts	5,103,007	28.9%	4,783,563	27.2%
Money market deposits	3,674,032	20.8%	3,641,070	20.7%
Savings	1,963,724	11.1%	2,048,941	11.7%
Certificates of deposit	4,498,841	25.4%	4,570,847	26.0%
Total Deposits	$17,672,756	100.0%	$17,580,269	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $258.9 million, or 4.8%, to $5.69 billion at September 30, 2019 from $5.44 billion at December 31, 2018 to help fund the growth of the loan portfolio.
Stockholders’ Equity. Stockholders’ equity decreased by $74.0 million to $2.93 billion at September 30, 2019 from $3.01 billion at December 31, 2018. The decrease was primarily attributed to the repurchase of 12.0 million shares of common stock for $140.2 million and cash dividends paid of $0.33 per share totaling $91.9 million during the nine months ended September 30, 2019. These reductions to stockholders’ equity were partially offset by net income of $146.8 million and share-based plan activity of $20.8 million for the nine months ended September 30, 2019.
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

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$224,882	$821	1.46%	$227,346	$677	1.19%
Equity securities	6,001	36	2.40%	5,802	32	2.21%
Debt securities available-for-sale	2,591,055	18,167	2.80%	2,015,096	11,122	2.21%
Debt securities held-to-maturity	1,131,194	9,340	3.30%	1,638,722	11,383	2.78%
Net loans	21,722,751	231,734	4.27%	20,644,566	216,516	4.20%
Stock in FHLB	279,356	4,456	6.38%	246,037	4,296	6.98%
Total interest-earning assets	25,955,239	264,554	4.08%	24,777,569	244,026	3.94%
Non-interest-earning assets	992,118			708,904
Total assets	$26,947,357			$25,486,473
Interest-bearing liabilities:
Savings deposits	$1,958,748	$4,377	0.89%	$2,142,642	$3,462	0.65%
Interest-bearing checking	4,894,643	21,094	1.72%	4,449,767	15,736	1.41%
Money market accounts	3,750,846	16,065	1.71%	3,747,501	13,043	1.39%
Certificates of deposit	4,756,086	26,436	2.22%	4,562,549	19,682	1.73%
Total interest-bearing deposits	15,360,323	67,972	1.77%	14,902,459	51,923	1.39%
Borrowed funds	5,756,197	32,130	2.23%	4,897,119	25,177	2.06%
Total interest-bearing liabilities	21,116,520	100,102	1.90%	19,799,578	77,100	1.56%
Non-interest-bearing liabilities	2,892,067			2,610,074
Total liabilities	24,008,587			22,409,652
Stockholders’ equity	2,938,770			3,076,821
Total liabilities and stockholders’ equity	$26,947,357			$25,486,473
Net interest income		$164,452			$166,926
Net interest rate spread(1)			2.18%			2.38%
Net interest-earning assets(2)	$4,838,719			$4,977,991
Net interest margin(3)			2.53%			2.69%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23			1.25

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$193,427	$1,965	1.35%	$201,743	$1,541	1.02%
Equity securities	5,905	108	2.44%	5,740	100	2.32%
Debt securities available-for-sale	2,317,685	49,801	2.86%	2,008,724	32,803	2.18%
Debt securities held-to-maturity	1,379,982	31,008	3.00%	1,696,718	34,594	2.72%
Net loans	21,596,000	684,086	4.22%	20,337,264	633,029	4.15%
Stock in FHLB	273,885	12,871	6.27%	246,858	11,928	6.44%
Total interest-earning assets	25,766,884	779,839	4.04%	24,497,047	713,995	3.89%
Non-interest-earning assets	964,031			716,163
Total assets	$26,730,915			$25,213,210
Interest-bearing liabilities:
Savings deposits	$1,966,427	$12,556	0.85%	$2,206,307	$9,705	0.59%
Interest-bearing checking	4,912,085	65,295	1.77%	4,581,974	43,372	1.26%
Money market accounts	3,691,378	46,126	1.67%	3,897,632	32,832	1.12%
Certificates of deposit	4,757,446	77,245	2.16%	3,997,059	44,457	1.48%
Total interest-bearing deposits	15,327,336	201,222	1.75%	14,682,972	130,366	1.18%
Borrowed funds	5,566,273	92,319	2.21%	4,875,857	72,918	1.99%
Total interest-bearing liabilities	20,893,609	293,541	1.87%	19,558,829	203,284	1.39%
Non-interest-bearing liabilities	2,881,242			2,551,722
Total liabilities	23,774,851			22,110,551
Stockholders’ equity	2,956,064			3,102,659
Total liabilities and stockholders’ equity	$26,730,915			$25,213,210
Net interest income		$486,298			$510,711
Net interest rate spread(1)			2.17%			2.50%
Net interest-earning assets(2)	$4,873,275			$4,938,218
Net interest margin(3)			2.52%			2.78%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23			1.25

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2019 and 2018
Net Income. Net income for the three months ended September 30, 2019 was $52.0 million compared to net income of $54.2 million for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $146.8 million compared to net income of $169.2 million for the nine months ended September 30, 2018.
Net Interest Income. Net interest income decreased by $2.5 million, or 1.5%, to $164.5 million for the three months ended September 30, 2019 from $166.9 million for the three months ended September 30, 2018. The net interest margin decreased 16 basis points to 2.53% for the three months ended September 30, 2019 from 2.69% for the three months ended September 30, 2018.
Net interest income decreased by $24.4 million, or 4.8%, to $486.3 million for the nine months ended September 30, 2019 from $510.7 million for the nine months ended September 30, 2018. The net interest margin decreased 26 basis points to 2.52% for the nine months ended September 30, 2019 from 2.78% for the nine months ended September 30, 2018.
Total interest and dividend income increased by $20.5 million, or 8.4%, to $264.6 million for the three months ended September 30, 2019. Interest income on loans increased by $15.2 million, or 7.0%, to $231.7 million for the three months ended September 30, 2019 as a result of a $1.08 billion increase in the average balance of net loans to $21.72 billion, primarily attributed to loan originations, partially offset by paydowns and payoffs. The weighted average yield on net loans increased 7 basis points to 4.27%. Prepayment penalties, which are included in interest income, totaled $5.2 million for the three months ended September 30, 2019 compared to $4.6 million for the three months ended September 30, 2018. Interest income on all other interest-earning assets, excluding loans, increased by $5.3 million, or 19.3%, to $32.8 million for the three months ended September 30, 2019 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 44 basis points to 3.10%. The average balance of all other interest-earning assets, excluding loans, increased $99.5 million to $4.23 billion for the three months ended September 30, 2019.
Total interest and dividend income increased by $65.8 million, or 9.2%, to $779.8 million for the nine months ended September 30, 2019. Interest income on loans increased by $51.1 million, or 8.1%, to $684.1 million for the nine months ended September 30, 2019 as a result of a $1.26 billion increase in the average balance of net loans to $21.60 billion, primarily attributed to loan originations, partially offset by paydowns and payoffs. The weighted average yield on net loans increased 7 basis points to 4.22%. Prepayment penalties, which are included in interest income, totaled $11.4 million for the nine months ended September 30, 2019 compared to $15.4 million for the nine months ended September 30, 2018. Interest income on all other interest-earning assets, excluding loans, increased by $14.8 million, or 18.3%, to $95.8 million for the nine months ended September 30, 2019 which is attributed to an increase in the weighted average yield on interest-earning assets, excluding loans, of 46 basis points to 3.06%. The average balance of all other interest-earning assets, excluding loans, increased $11.1 million to $4.17 billion for the nine months ended September 30, 2019.
Total interest expense increased by $23.0 million, or 29.8%, to $100.1 million for the three months ended September 30, 2019. Interest expense on interest-bearing deposits increased $16.0 million, or 30.9%, to $68.0 million for the three months ended September 30, 2019. The weighted average cost of interest-bearing deposits increased 38 basis points to 1.77% for the three months ended September 30, 2019. In addition, the average balance of total interest-bearing deposits increased $457.9 million, or 3.1%, to $15.36 billion for the three months ended September 30, 2019. Interest expense on borrowed funds increased by $7.0 million, or 27.6%, to $32.1 million for the three months ended September 30, 2019. The average balance of borrowed funds increased $859.1 million, or 17.5%, to $5.76 billion for the three months ended September 30, 2019. In addition, the weighted average cost of borrowings increased 17 basis points to 2.23% for the three months ended September 30, 2019.
Total interest expense increased by $90.3 million, or 44.4%, to $293.5 million for the nine months ended September 30, 2019. Interest expense on interest-bearing deposits increased $70.9 million, or 54.4%, to $201.2 million for the nine months ended September 30, 2019. The weighted average cost of interest-bearing deposits increased 57 basis points to 1.75% for the nine months ended September 30, 2019. In addition, the average balance of total interest-bearing deposits increased $644.4 million, or 4.4%, to $15.33 billion for the nine months ended September 30, 2019. Interest expense on borrowed funds increased by $19.4 million, or 26.6%, to $92.3 million for the nine months ended September 30, 2019. The average balance of borrowed funds increased $690.4 million, or 14.2%, to $5.57 billion for the nine months ended September 30, 2019. In addition, the weighted average cost of borrowings increased 22 basis points to 2.21% for the nine months ended September 30, 2019.
Provision for Loan Losses. Our provision for loan losses is primarily a result of the inherent credit risk in our overall portfolio, the growth and composition of the loan portfolio, and the level of non-accrual loans and charge-offs/recoveries. At September 30, 2019, our allowance for loan losses and related year-to-date provision were positively impacted by improved credit quality, including the level of non-accrual loans and charge-offs/recoveries, and modest loan growth. For the three months ended September 30, 2019, our provision for loan losses was a $2.5 million reduction to the allowance for loan losses, compared to an addition to the allowance for loan losses of $2.0 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, net charge-offs were $1.5 million compared to $2.0 million for the three months ended September 30, 2018. Our provision for loan losses was a $2.5 million reduction to the allowance for loan losses for the nine months ended September 30, 2019 and an $8.5 million addition to the allowance for loan losses for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net charge-offs were $5.3 million compared to $8.7 million for the nine months ended September 30, 2018.
Non-Interest Income. Total non-interest income increased $4.5 million, or 43.7%, to $14.8 million for the three months ended September 30, 2019. This increase was primarily due to an increase of $2.5 million in other income primarily attributed to customer swap fee income and an increase of $1.2 million in gain on loans.
Total non-interest income increased $2.1 million, or 6.7%, to $33.0 million for the nine months ended September 30, 2019. The increase is primarily due to an increase of $5.4 million in other income primarily attributed to customer swap fee income, a sale-leaseback transaction and non-depository investment products. In addition, gain on loans, fees and service charges, income on bank owned life insurance and gain on the sale of other real estate owned increased $1.7 million, $591,000, $524,000 and $513,000, respectively. These increases were partially offset by a decrease of $6.7 million in non-interest income on securities primarily resulting from a $5.7 million loss on the sale of securities during the second quarter of 2019.
Non-Interest Expenses. Total non-interest expenses were $108.7 million for the three months ended September 30, 2019, an increase of $6.9 million, or 6.8%, compared to the three months ended September 30, 2018. The increase was due to an increase of $4.3 million in compensation and benefit expense, of which $2.0 million was accelerated stock compensation expense related to the settlement of our shareholder litigation and $1.3 million was employee severance expense related to a workforce reduction. In addition, professional fees increased $2.4 million due primarily to costs associated with implementing enhanced commercial treasury management and online banking products, as well as costs to improve risk management process efficiency.
Total non-interest expenses were $315.9 million for the nine months ended September 30, 2019, an increase of $10.5 million, or 3.4%, as compared to the nine months ended September 30, 2018. This increase is due to an increase of $5.3 million in compensation and fringe benefit expense, an increase of $3.7 million in data processing and communication expense, an increase of $2.6 million in other non-interest expense and an increase of $1.8 million in advertising and promotional expense. These increases were partially offset by a decrease of $4.1 million in federal insurance premiums.
Income Taxes. Income tax expense for the third quarter of 2019 was $21.0 million compared to $19.2 million for the third quarter 2018.  The effective tax rate was 28.8% for the three months ended September 30, 2019 and 26.2% for the three months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2019 was $59.1 million compared to $58.4 million for the nine months ended September 30, 2018.  The effective tax rate was 28.7% for the nine months ended September 30, 2019 and 25.6% for the nine months ended September 30, 2018. The increase in the tax rate is primarily related to the change in New Jersey tax law. The effective tax rate is also affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions.
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
At September 30, 2019, the Company had $325.0 million of overnight borrowings outstanding. The Company had $686.0 million of overnight borrowings outstanding at December 31, 2018. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $5.69 billion at September 30, 2019, an increase of $258.9 million from $5.44 billion at December 31, 2018.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2019, outstanding commitments to originate loans totaled $588.8 million; outstanding unused lines of credit totaled $1.39 billion; standby letters of credit totaled $30.6 million and outstanding commitments to sell loans totaled $57.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.95 billion at September 30, 2019. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of September 30, 2019 the Company and the Bank met the currently applicable Conservation Buffer of 2.5%.
As of September 30, 2019, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of September 30, 2019 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,582,445	9.68%	$1,066,626	4.00%	$1,333,283	5.00%
Common Equity Tier 1 Risk-Based Capital	2,582,445	12.95%	1,395,550	7.00%	1,295,868	6.50%
Tier 1 Risk Based Capital	2,582,445	12.95%	1,694,596	8.50%	1,594,914	8.00%
Total Risk-Based Capital	2,811,279	14.10%	2,093,325	10.50%	1,993,643	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,864,284	10.65%	$1,076,080	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,864,284	14.32%	1,400,073	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,864,284	14.32%	1,700,089	8.50%	n/a	n/a
Total Risk-Based Capital	3,093,118	15.46%	2,100,110	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2019:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$5,694,553	1,500,000	550,000	1,273,952	2,370,601
Commitments to originate and purchase loans	$588,807	588,807	—	—	—
Commitments to sell loans	$56,950	56,950	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $5.0 million of the borrowings are callable at the option of the lender. Additionally, at September 30, 2019, the Company’s commitments to fund unused lines of credit totaled $1.39 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes $189.9 million of operating lease liabilities. While the contractual obligations as of September 30, 2019 have not changed significantly from December 31, 2018, the accounting for such obligations required changes effective January 1, 2019 in accordance with the Company’s adoption of Topic 842 which requires these liabilities to be recorded.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three and nine months ended September 30, 2019, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. These derivatives had an aggregate notional amount of $2.48 billion as of September 30, 2019. The fair value of derivatives designated as hedging activities as of September 30, 2019 was an asset of $91,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
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
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. As of September 30, 2019 and December 31, 2018, the Company had cash flow and fair value hedges with aggregate notional amounts of $2.48 billion and $2.61 billion, respectively. Included in the fair value hedges are $475.0 million in asset swap transactions where fixed rate loan payments are exchanged for variable rate payments. These transactions were executed in an effort to reduce the Company’s exposure to rising rates. During the three months ended September 30, 2019, the Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion which had been included in asset swap transactions.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At September 30, 2019, 24.4% of our total loan portfolio was comprised of residential mortgages, of which approximately 29.2% was in variable rate products, while 70.8% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial real estate loans, particularly multi-family loans and commercial and industrial loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2019, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,615,871	(359,474)	(9.0)%	$615,802	(41,014)	(6.2)%
0bp	$3,975,345	—	—	$656,816	—	—
-100bp	$4,243,179	267,834	6.7%	$680,391	23,575	3.6%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table above indicates that at September 30, 2019, in the event of a 200 basis point increase in interest rates, we would be expected to experience an 9.0% decrease in EVE and a $41.0 million, or 6.2%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 6.7% increase in EVE and a $23.6 million, or 3.6%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2019 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
July 1, 2019 through July 31, 2019	128	$11.13	—	16,607,794
August 1, 2019 through August 31, 2019	954,315	11.03	952,000	15,655,794
September 1, 2019 through September 30, 2019	1,050,274	11.39	1,048,000	14,607,794
Total	2,004,717	$11.22	2,000,000	14,607,794
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 14,607,794 shares yet to be repurchased as of September 30, 2019.
(2) 4,717 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date: November 12, 2019	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)