Form 10-K
period 2019-12-31
Investors Bancorp, Inc.
filed 2020-02-28
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 21, 2020, the registrant had 359,070,852 shares of common stock, par value $0.01 per share, issued and 247,401,585 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2019, as reported by the NASDAQ Global Select Market, was approximately $2.84 billion.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2020 Annual Meeting of Stockholders of the registrant (Part III).

INVESTORS BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K

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

•	the risks associated with continued diversification and growth of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results;

•	impact on our financial performance associated with the effective deployment of capital; and

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations.
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
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation which became the holding company for Investors Bank (“the Bank”) in May 2014, upon the completion of the mutual-to-stock conversion of Investors Bancorp, MHC. Prior to the 2014 conversion, Investors Bancorp, MHC held 55% of Investors Bancorp’s outstanding common stock in connection with its initial public offering in October 2005, which raised net proceeds of $509.7 million. The second step conversion was completed on May 7, 2014. The Company raised net proceeds of $2.15 billion by selling a total of 219,580,695 shares of common stock at $10.00 per share in the second step stock offering and issued 1,000,000 shares of common stock and a $10.0 million cash contribution to the Investors Charitable Foundation. Concurrent with the completion of the stock offering, each share of Investors Bancorp common stock owned by public stockholders (stockholders other than Investors Bancorp, MHC) was exchanged for 2.55 shares of Company common stock. At December 31, 2019, the Company had 359,070,852 common stock issued and 247,439,902 outstanding.
The Company is subject to regulation as a bank holding company by the Federal Reserve Board. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. The Company currently employs as officers only certain persons who are also officers of the Bank and uses the support staff of the Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.
The Bank is a New Jersey-chartered commercial bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, it has grown through acquisitions and internal growth, including de novo branching. In 1992, the charter was converted to a mutual savings bank and in 1997 the charter was converted to a New Jersey-chartered stock savings bank. In 2019, the charter was converted to a New Jersey-chartered commercial bank.
The Bank is in the business of attracting deposits from the public through its branch network and a secure online channel and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, commercial and industrial (“C&I”) loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 14.4% of consolidated assets at December 31, 2019. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”).
Our Business Strategy
Since the Company’s initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits (savings, checking and money market accounts). Our transformation can be attributed to a number of factors, including organic growth, de novo branch openings, bank and branch acquisitions, as well as product expansion. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. In addition, the Bank has national exposure through our Investors eAccess online deposit platform and our equipment finance, healthcare and leveraged lending portfolios. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.

Opportunities through Our Attractive Markets
The primary markets in which we have a retail presence are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. We have expanded our retail franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. Additionally, we have strengthened our presence in our historic markets throughout New Jersey. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, the Bank is the largest bank headquartered in the state of New Jersey as measured by New Jersey deposits as of June 30, 2019. The markets in which we operate are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions as well as smaller, local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area. We continue to examine our branch network to optimize our market presence, which may include branch rationalization plans.
Many of the counties we serve are projected to experience moderate to strong household income growth through 2025. Though slower population growth is projected for many of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market and nearly all have median household incomes greater than the national median.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, insurance companies and new technology-driven market entrants. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2019, the latest date for which statistics are available, our market share of deposits was ranked in the top 10 of total deposits in the State of New Jersey and in the top 20 within the New York metropolitan area for all institutions.
Diversifying the Loan Portfolio
To further diversify our loan portfolio, we have increased C&I lending by building relationships with small to medium sized companies. In recent years, we have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry, and in 2018, we acquired an equipment finance team and portfolio. For the year ended December 31, 2019, we originated $1.27 billion in C&I loans. A significant portion of our C&I loans are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. Our Equipment Finance Group originates equipment finance loans and leases which are primarily secured by critical use assets. We have diversified our loan portfolio, as evidenced by the fact that C&I loans represent approximately 14% of our loan portfolio at December 31, 2019 as compared to December 31, 2015, when C&I loans were approximately 6% of total loans. Diversifying our loan portfolio will continue to be a major focus of our business strategy going forward, however, we are mindful of concentrations as it pertains to capital.

Deposit Strategy
We are focused on generating relationship-based core deposits (savings, checking and money market accounts). As of December 31, 2019, we had core deposits of $13.85 billion, representing approximately 78% of total deposits. Core deposits are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates. The percent of non-interest bearing deposits to total deposits has grown to 14% at December 31, 2019. Despite intense competition for deposits, we will continue to pursue a customer-centric model to meeting their financial needs and continue to invest in branch staff training, product development, de novo branch growth based on existing market presence, as well as commercial deposit gathering efforts. Over the past few years we have developed a suite of commercial deposit and treasury management products, designed to appeal to small and mid-sized businesses and non-profit organizations including electronic deposit services such as mobile and remote deposit capture.
Our deposit business has become more commercial oriented over the past few years as we attract more deposits from commercial entities, including businesses that borrow from us. The Bank is one of the largest depositories for government and municipal deposits in New Jersey, which provides us with an additional funding source. Our branch network, concentrated in markets with attractive demographics and a high-density population, will continue to provide us with opportunities to grow and improve our deposit base.

Digital Capabilities and Strategy
In addition to our branch network, we offer online banking capabilities for consumers and small businesses. During 2019, we launched Investors eAccess, a secure online channel to attract consumer deposits nationwide, and enhanced our mobile and online banking services which allow us to serve our customers’ needs in an omnichannel environment. Several improvements were made throughout the year, including the launch of Zelle® for real-time person to person payments, the ability to view personal credit scores, and enhancements to online alerts. We also deployed Small Business Online Banking along with improvements to our Commercial Online Banking experience, including more robust online treasury management services.
In addition to our deposit-related digital capabilities, we continue to enhance our digital capabilities related to originating and servicing loans. We have partnered with ODX, a leading digital small business originations platform, to streamline our small business lending process. We continue to enhance our digital capabilities as a way to enhance the customer experience and deliver our products and services in a safe and secure manner.

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
On February 2, 2018, we completed the acquisition of a $345.8 million equipment finance portfolio. The acquisition included a seven-person team of financing professionals to lead our Equipment Finance Group, which is a part of our commercial lending group and is classified within our C&I loan portfolio.
On July 24, 2019, we signed a definitive merger agreement with Gold Coast Bancorp, Inc. (“Gold Coast Bancorp”) under which we will acquire Gold Coast Bancorp. Gold Coast Bancorp, through its wholly-owned subsidiary, Gold Coast Bank, operates six branches in Nassau and Suffolk counties in suburban Long Island and one branch in Brooklyn, NY. The merger was approved by shareholders of Gold Coast Bancorp on December 16, 2019. Completion of the merger is awaiting receipt of all regulatory approvals.

Capital Management
Capital management is a key component of our business strategy. We raised net proceeds of $2.15 billion in equity in May 2014 upon the completion of the second step mutual conversion. As of December 31, 2019, our tangible equity to asset ratio was 9.49%. Since our second step, we have managed our capital through a combination of organic growth, stock repurchases and dividends.

In December 2019, we entered into a purchase and sale agreement with Blue Harbour Group, L.P. (“Blue Harbour”), pursuant to which we repurchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate cost of approximately $335.7 million. Blue Harbour had been our largest shareholder for several years prior to this share repurchase. This share repurchase was outside of, and did not count toward, our existing share repurchase program.
Since commencing our first share repurchase program in March 2015, we have repurchased 127.1 million shares totaling $1.54 billion at an average price per share of $12.11, inclusive of the Blue Harbour transaction.
Beginning in September of 2012, we began to pay a quarterly cash dividend of $0.02 per share. For the year ended December 31, 2019, our dividend payout ratio per share was approximately 59%. We have recently increased our quarterly dividend to $0.12 per share.

Involvement in Our Communities
The Bank proudly promotes a higher quality of life in the communities it serves in New Jersey and New York through employee volunteer efforts and our Charitable Foundations. Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Investors Charitable Foundation, established in 2005, and the Roma Charitable Foundation, which we acquired in December 2013, the Bank has contributed or committed $39.7 million in donations to enrich the lives of New Jersey and New York citizens by supporting initiatives in the arts, education, youth development, affordable housing, financial education, and health and human services.
Community involvement is one of the principal values of the Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at the Bank that promotes high employee morale while enhancing the presence of the Bank in our local markets. We continue to look for opportunities to help the communities we serve.
Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, C&I loans, construction loans, residential mortgage loans and consumer and other loans. At December 31, 2019, multi-family loans totaled $7.81 billion, or 36.0% of our total loan portfolio, commercial real estate loans totaled $4.83 billion, or 22.3% of our total loan portfolio, C&I loans totaled $2.95 billion, or 13.6% of our total loan portfolio, and construction loans totaled $262.9 million, or 1.2% of our total loan portfolio. Residential mortgage loans represented $5.14 billion, or 23.7% of our total loans at December 31, 2019. We also offer consumer loans, which consist primarily of cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. At December 31, 2019, consumer and other loans totaled $699.8 million, or 3.2% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan. Commercial loans are comprised of multi-family loans, commercial real estate loans, C&I loans and construction loans. Our primary focus over recent years has been on the origination of commercial loans.

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,813,236	36.0%	$8,165,187	37.7%	$7,802,835	38.8%	$7,459,131	39.6%	$6,255,904	37.0%
Commercial real estate loans	4,831,347	22.3	4,786,825	22.1	4,548,101	22.6	4,452,300	23.7	3,829,099	22.7
Commercial and industrial loans	2,951,306	13.6	2,389,756	11.1	1,625,375	8.1	1,275,283	6.8	1,044,385	6.2
Construction loans	262,866	1.2	227,015	1.1	416,883	2.1	314,843	1.7	225,843	1.3
Total commercial loans	15,858,755	73.1	15,568,783	72.0	14,393,194	71.6	13,501,557	71.8	11,355,231	67.2
Residential mortgage loans	5,144,718	23.7	5,351,115	24.8	5,026,517	25.0	4,711,880	25.0	5,039,543	29.8
Consumer and other loans:
Cash surrender value	370,245	1.7	344,628	1.6	279,355	1.4	191,949	1.0	75,136	0.5
Home equity credit lines	226,136	1.0	246,198	1.1	251,654	1.3	240,518	1.3	220,357	1.3
Home equity loans	101,332	0.5	114,207	0.5	137,964	0.7	161,356	0.9	201,063	1.2
Other	2,083	0.0	2,833	0.0	2,164	0.0	3,442	0.0	—	0.0
Total consumer and other loans	699,796	3.2	707,866	3.2	671,137	3.4	597,265	3.2	496,556	3.0
Total loans	$21,703,269	100.0%	$21,627,764	100.0%	$20,090,848	100.0%	$18,810,702	100.0%	$16,891,330	100.0%
Deferred fees, premiums and other, net (1)	907		(13,811)		(7,778)		(12,474)		(11,692)
Allowance for loan losses	(228,120)		(235,817)		(230,969)		(228,373)		(218,505)
Net loans	$21,476,056		$21,378,136		$19,852,101		$18,569,855		$16,661,133
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio based on contractual maturity or next repricing date, including PCI loans at December 31, 2019. Overdraft loans are reported as being due in one year or less.

	At December 31, 2019
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$595,561	$513,044	$760,984	$247,595	$309,036	$139,429	$2,565,649
After one year:
One to three years	2,014,823	1,107,274	411,147	15,271	248,569	175,311	3,972,395
Three to five years	2,528,273	1,538,109	599,243	—	343,463	123,557	5,132,645
Five to ten years	2,512,883	1,393,851	882,788	—	903,161	49,157	5,741,840
Ten to twenty years	161,696	279,069	260,152	—	759,411	68,020	1,528,348
Over twenty years	—	—	36,992	—	2,581,078	144,322	2,762,392
Total due after one year	7,217,675	4,318,303	2,190,322	15,271	4,835,682	560,367	19,137,620
Total loans	$7,813,236	$4,831,347	$2,951,306	$262,866	$5,144,718	$699,796	$21,703,269
Deferred fees, premiums and other, net							907
Allowance for loan losses							(228,120)
Net loans							$21,476,056

The following table sets forth fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$2,646,908	$4,570,767	$7,217,675
Commercial real estate loans	1,489,308	2,828,995	4,318,303
Commercial and industrial loans	1,655,724	534,598	2,190,322
Construction loans	15,271	—	15,271
Total commercial loans	5,807,211	7,934,360	13,741,571
Residential mortgage loans	3,677,154	1,158,528	4,835,682
Consumer and other loans:
Cash surrender value	—	281,272	281,272
Home equity credit lines	—	180,278	180,278
Home equity loans	97,905	—	97,905
Other	912	—	912
Total consumer and other loans	98,817	461,550	560,367
Total loans	$9,583,182	$9,554,438	$19,137,620
Multi-family Loans. At December 31, 2019, $7.81 billion, or 36.0%, of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.
Commercial Real Estate Loans. At December 31, 2019, $4.83 billion, or 22.3%, of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans in New Jersey, New York and surrounding states, which are secured by industrial properties, retail buildings, office buildings and other commercial properties. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.
Commercial and Industrial Loans. At December 31, 2019, $2.95 billion, or 13.6%, of our total loan portfolio were classified as C&I loans. We offer a wide range of credit facilities to C&I clients throughout our geographic footprint and nationally. Our credit offerings are lines of credit, fixed-rate and adjustable-rate term loans, lease financing and letters of credit. A significant portion of our C&I loans are secured by commercial real estate and are primarily properties and businesses located in New Jersey and New York. Other collateral for these types of loans can be comprised of real estate, equipment and/or a lien on the general assets, including inventory and receivables of the underlying business, and in many cases are further supported by a personal guarantee of the owner. As the Company has grown, we have broadened our product offerings to create certain C&I lending subspecialties that originate loans both locally and nationally, including leveraged lending and expanded lending to the healthcare industry. In addition, in February 2018, we completed the acquisition of a $345.8 million equipment finance portfolio, comprised of both loans and leases throughout the U.S., which is classified within our C&I portfolio and are primarily secured by critical use assets. In connection with the acquisition, we launched an Equipment Finance Group within our C&I team. Our equipment finance portfolio totaled $644.7 million, or 22% of our C&I portfolio at December 31, 2019. At December 31, 2019, approximately 31% of our C&I loans were to borrowers outside of New Jersey and New York.
Construction Loans.  At December 31, 2019, we held $262.9 million in construction loans representing 1.2% of our total loan portfolio. We offer loans directly to owners and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to have a three-year term and are made in amounts of up to 70% of the appraised value of the completed property, or a maximum up to the cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for units to be sold require a pre-sale contract or we will limit the amount of speculative building without a sales contract.
Residential Mortgage Loans. At December 31, 2019, $5.14 billion, or 23.7%, of our loan portfolio consisted of residential mortgage loans. We originate residential mortgage loans for our loan portfolio and for sale to third parties. We have also purchased mortgage loans from correspondent entities including other banks and mortgage brokers but no longer purchase such loans. Our agreements called for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases, we acquired the loans with servicing rights.
We offer various loan programs to provide financing for low-and moderate-income home buyers, some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met.
Consumer and Other Loans. At December 31, 2019, consumer loans totaled $699.8 million, or 3.2% of our total loan portfolio. We offer consumer loans, most of which consist of cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. At December 31, 2019, cash surrender value loans totaled $370.2 million, or 53% of consumer and other loans. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. Home equity loans are offered with fixed rates of interest, with terms generally up to 20 years and to a maximum of $750,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate.
Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$793,611	$1,583,196	$1,164,910
Commercial real estate loans	861,040	801,784	705,107
Commercial and industrial loans	1,271,773	957,722	663,433
Construction loans	69,790	104,530	414,183
Total commercial loans	2,996,214	3,447,232	2,947,633
Residential mortgage loans	462,618	593,642	516,532
Consumer and other loans:
Cash surrender value	41,692	69,277	79,717
Home equity credit lines	22,704	31,184	36,505
Home equity loans	11,772	9,993	16,781
Total consumer and other loans	76,168	110,454	133,003
Total loan originations	3,535,000	4,151,328	3,597,168
Loan purchases:
Commercial loans:
Commercial real estate loans	19,681	—	—
Commercial and industrial loans	113,308	66,072	—
Total commercial loans	132,989	66,072	—
Residential mortgage loans	294,064	447,968	540,898
Total loan purchases	427,053	514,040	540,898
Loans sold	(220,069)	—	(48,099)
Principal repayments	(3,658,317)	(3,472,097)	(2,809,630)
Other items, net (1)	14,254	2,017	1,909
Net loans acquired in acquisition	—	330,747	—
Net increase in loan portfolio	$97,921	$1,526,035	$1,282,246

(1) Other items include charge-offs and recoveries, impairment write-downs, loan loss provisions, loans transferred to other real estate owned, amortization and accretion of deferred fees and costs, discounts and premiums, purchase accounting adjustments, and an adjustment to the carrying amount of the residential loans hedged.
Credit Policy and Procedures
Loan Approval Procedures and Authority. The credit approval process provides for prompt and thorough underwriting and approval or decline of loan requests. The approval method used is a hierarchy of individual credit authorities for new credit requests and renewals according to the Bank’s credit policies. All commercial credit actions require a total of two signatures, one from the Bank’s business line and one from the Bank’s credit risk management group. Transactions exceeding certain thresholds are submitted to the Bank’s Credit Approval Committee for decision. Consumer and small business transactions are underwritten according to guidelines and policy approved by the Credit Risk Committee. Any exceptions are approved by a credit risk officer. Our credit authority standards and limits are reviewed periodically by the Board of Directors. Approval limits are established on criteria such as the risk associated with each credit action, amount, and aggregate credit exposure of a borrower. The Bank’s Credit Risk Committee approves authorities for lending and credit personnel. Credit authorities are based on position, capability, and experience of the individuals.
Loans to One Borrower. The Bank’s regulatory limit on total loans to any one borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2019, the regulatory lending limit was $363.9 million. The Bank’s internal policy limit is $150.0 million, with exceptions to this policy communicated to the Board of Directors. The Bank reviews these group exposures on a regular basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2019, there were two relationships that exceeded the internal limit totaling $326.4 million. Both were communicated to the Board of Directors and were performing in accordance with their contractual terms as of December 31, 2019.

Asset Quality. One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At December 31, 2019, interest-only residential and consumer loans totaled $28.3 million, which represented less than 1% of the residential and consumer portfolio. We no longer originate residential mortgage loans without verifying income. At December 31, 2019, these loans totaled $143.1 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. At December 31, 2019, these loans totaled $1.23 billion. As part of its underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, the Company evaluates its policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.
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
Purchased Credit-Impaired Loans. Purchased Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). As of December 31, 2019 and December 31, 2018, PCI loans totaled $4.1 million and $4.5 million, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2019
Commercial loans:
Multi-family loans	1	$1,946	6	$22,055	7	$24,001
Commercial real estate loans	1	525	6	3,787	7	4,312
Commercial and industrial loans	7	2,767	11	5,053	18	7,820
Construction loans	—	—	—	—	—	—
Total commercial loans	9	5,238	23	30,895	32	36,133
Residential mortgage loans	28	6,195	118	27,628	146	33,823
Consumer and other loans	10	1,174	25	1,299	35	2,473
Total	47	$12,607	166	$59,822	213	$72,429

At December 31, 2018
Commercial loans:
Multi-family loans	1	$2,572	13	$33,683	14	$36,255
Commercial real estate loans	2	3,511	13	2,415	15	5,926
Commercial and industrial loans	5	867	7	4,560	12	5,427
Construction loans	—	—	1	227	1	227
Total commercial loans	8	6,950	34	40,885	42	47,835
Residential mortgage loans	31	7,712	168	39,255	199	46,967
Consumer and other loans	8	1,650	43	2,830	51	4,480
Total	47	$16,312	245	$82,970	292	$99,282
Non-Performing Assets. Non-performing assets include loans delinquent 90 days or more, non-accrual loans, performing troubled debt restructurings and real estate owned, and excludes PCI loans. Loans are classified as non-accrual when they are delinquent 90 days or more or if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2019 and 2018. Non-accrual loans decreased by $29.7 million to $95.2 million at December 31, 2019 from $124.9 million at December 31, 2018. Included in the amount of non-accrual loans at December 31, 2019 were $4.1 million of commercial real estate loans, $3.8 million of C&I loans and $1.3 million of multi-family loans that were classified as non-accrual which were performing in accordance with their contractual terms. Included in the amount of non-accrual loans at December 31, 2018 were $7.1 million of commercial real estate loans and $4.2 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. During 2019, the Company sold $173,000 of non-performing commercial real estate loans, resulting in $29,000 of additional charge-offs. There were no sales of non-performing loans during 2018.
The ratio of non-accrual loans to total loans decreased to 0.44% at December 31, 2019 from 0.58% at December 31, 2018. Our ratio of non-performing assets to total assets decreased to 0.46% at December 31, 2019 from 0.55% at December 31, 2018. The allowance for loan losses as a percentage of total non-accrual loans increased to 239.66% at December 31, 2019 from 188.78% at December 31, 2018. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,
	2019	2018	2017	2016	2015
		(Dollars in thousands)
Non-accrual loans:
Multi-family loans	$23,322	$33,940	$14,978	$482	$3,467
Commercial real estate loans	11,945	12,391	34,043	9,205	10,820
Commercial and industrial loans	12,481	19,394	9,989	4,659	9,225
Construction loans	—	227	295	—	792
Total commercial loans	47,748	65,952	59,305	14,346	24,304
Residential mortgage loans	45,526	55,612	70,220	72,593	81,816
Consumer and other loans	1,909	3,349	6,202	7,335	9,306
Total non-accrual loans	95,183	124,913	135,727	94,274	115,426
Real estate owned and other repossessed assets	13,538	6,911	5,830	4,492	6,283
Performing troubled debt restructurings	13,084	13,620	10,957	9,445	22,489
Total non-performing assets	$121,805	$145,444	$152,514	$108,211	$144,198
Total non-accrual loans to total loans	0.44%	0.58%	0.68%	0.50%	0.68%
Total non-performing assets to total assets	0.46%	0.55%	0.61%	0.47%	0.69%

At December 31, 2019, there were $36.6 million of loans deemed troubled debt restructured loans, of which $13.1 million were classified as accruing and $23.5 million were classified as non-accrual. For the year ended December 31, 2019, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $3.6 million. We recognized interest income of $1.5 million on such loans for the year ended December 31, 2019.
Other Real Estate Owned and Other Repossessed Assets. Real estate and other assets we acquire as a result of foreclosure, by deed in lieu of foreclosure or repossession are classified as other real estate owned and other repossessed assets until sold. When property is acquired it is recorded at fair value at the date of foreclosure or repossession less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2019, we had other real estate owned and other repossessed assets of $13.5 million consisting of 23 residential properties and 99 pieces of industrial equipment.
Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility we will sustain some loss if the deficiencies are not corrected. An asset classified as “doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic the weaknesses present make collection or liquidation in full highly questionable and improbable. An asset classified as “loss” is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without the establishment of a specific valuation allowance or charge-off, is not warranted. We classify an asset as “special mention” if the asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
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
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company evaluates commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement for impairment. Impaired loans are individually evaluated to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a TDR. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2019, loans meeting the Company’s definition of an impaired loan totaled $69.5 million. The allowance for loan losses related to loans classified as impaired at December 31, 2019, amounted to $1.8 million. Interest income received during the year ended December 31, 2019 on loans classified as impaired totaled $1.0 million. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2019 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment deteriorates.
As an integral part of their examination processes, the NJDOBI and the FDIC will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance balance (beginning of period)	$235,817	$230,969	$228,373	$218,505	$200,284
Provision for loan losses	(1,000)	12,000	16,250	19,750	26,000
Charge-offs:
Multi-family loans	(2,973)	(2,603)	(6)	(161)	(284)
Commercial real estate loans	(151)	(7,200)	(8,072)	(455)	(1,021)
Commercial and industrial loans	(6,833)	(7,078)	(5,656)	(4,485)	(516)
Construction loans	—	—	(100)	(52)	(466)
Residential mortgage loans	(2,241)	(5,246)	(4,875)	(9,425)	(9,526)
Consumer and other loans	(934)	(1,963)	(500)	(419)	(403)
Total charge-offs	(13,132)	(24,090)	(19,209)	(14,997)	(12,216)
Recoveries:
Multi-family loans	1,244	17	1,677	1,885	445
Commercial real estate loans	2,204	5,213	549	689	807
Commercial and industrial loans	1,203	9,478	200	541	295
Construction loans	—	—	—	267	317
Residential mortgage loans	1,448	2,193	2,816	1,631	2,295
Consumer and other loans	336	37	313	102	278
Total recoveries	6,435	16,938	5,555	5,115	4,437
Net charge-offs	(6,697)	(7,152)	(13,654)	(9,882)	(7,779)
Allowance balance (end of period)	$228,120	$235,817	$230,969	$228,373	$218,505
Total loans outstanding	$21,703,269	$21,627,764	$20,090,848	$18,810,702	$16,891,330
Average loans outstanding	21,576,829	20,498,857	19,414,842	17,479,932	15,716,010
Allowance for loan losses as a percent of total loans outstanding	1.05%	1.09%	1.15%	1.21%	1.29%
Net loans charged off as a percent of average loans outstanding	0.03%	0.03%	0.07%	0.06%	0.05%
Allowance for loan losses to non-performing loans (1)	210.70%	170.22%	157.46%	220.18%	158.43%

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

	December 31,
	2019		2018		2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$74,099	36.0%	$82,876	37.7%	$81,469	38.9%	$95,561	39.6%	$88,223	37.0%
Commercial real estate loans	50,925	22.3	48,449	22.1	56,137	22.6	52,796	23.7	46,999	22.7
Commercial and industrial loans	74,396	13.6	71,084	11.1	54,563	8.1	43,492	6.8	40,585	6.2
Construction loans	6,816	1.2	7,486	1.1	11,609	2.1	11,653	1.7	6,794	1.3
Residential mortgage loans	17,391	23.7	20,776	24.7	21,835	25.0	19,831	25.0	31,443	29.8
Consumer and other loans	2,548	3.2	3,102	3.3	3,099	3.3	2,850	3.2	3,155	2.9
Unallocated	1,945		2,044		2,257		2,190		1,306
Total allowance	$228,120	100.0%	$235,817	100.0%	$230,969	100.0%	$228,373	100.0%	$218,505	100.0%
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
Our Investment Policy requires that investment transactions conform to Federal and State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, the Company may invest in equity securities subject to certain limitations.
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
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), known as the Volcker Rule. At December 31, 2019, none of our securities were deemed to be a covered fund under the Volcker Rule.

At December 31, 2019, our securities portfolio totaled $3.85 billion representing 14.4% of our total assets. At December 31, 2019, equity securities totaled $6.0 million and reported at fair value. Debt securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2019, $1.15 billion of our debt securities were classified as held-to-maturity and reported at amortized cost and $2.70 billion were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2019, agency-issued mortgage-backed securities including CMOs, totaled $3.57 billion, or 92.7%, of our total securities portfolio. During the second quarter of 2019, the Company early adopted ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and reclassified $393.1 million of debt securities held-to-maturity to debt securities available-for-sale. For the year ended December 31, 2019, the Company received proceeds of $399.4 million on the sale of mortgage-backed securities from the available-for-sale portfolio resulting in gross realized losses of $5.7 million. Proceeds from the sale were reinvested in higher yielding mortgage-backed securities.
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
Our mortgage-backed securities portfolio had a weighted average yield of 2.69% for the year ended December 31, 2019. The estimated fair value of our mortgage-backed securities at December 31, 2019 was $3.58 billion, which is $50.4 million more than the carrying value. The increase to the fair value is attributed to a decrease in interest rates during 2019.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. Currently, the Company does not hold any non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio primarily consists of collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities (“TruPs”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. The interest rates on these securities are indexed to the 3-month LIBOR rate and reset quarterly. These securities have been classified in the held-to-maturity portfolio since their purchase. In addition, our corporate and other debt securities portfolio contains subordinated debt issued by other financial institutions. At December 31, 2019, corporate and other debt securities totaled $72.5 million, or 1.88%, of our total securities portfolio.
At December 31, 2019, the TruPs portfolio had a carrying value of $47.5 million, or 1.23% of our total securities portfolio, and a fair value of $73.3 million with none of the securities in an unrealized loss position. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPs portfolio and the related other-than temporary impairment, or OTTI, analysis. At December 31, 2019, management deemed that the present value of projected cash flows for each security was greater than the book value and we did not recognize any OTTI charges for the years ended December 31, 2019, 2018, and 2017. For the year ended December 31, 2018, the Company received proceeds of $7.3 million from the payoff and paydown of TruPs which resulted in $3.2 million of interest income from securities, as well as a gain of $1.2 million recognized as non-interest income. For the year ended December 31, 2017, the Company received proceeds of $3.1 million from the liquidation of one TruP security. As a result, $1.9 million was recognized as interest income from securities.
We continue to closely monitor the performance of our CDO portfolio as well as the events surrounding this segment of the market.
Municipal Bonds.  At December 31, 2019, we had $143.2 million in municipal bonds which represents 3.72% of our total securities portfolio. These bonds are comprised of $10.6 million in short-term Bond Anticipation or Tax Anticipation notes and $132.6 million of longer term Revenue Bonds.

Government Sponsored Enterprises. At December 31, 2019, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $58.6 million representing 1.52% of our total securities portfolio.
Equity Securities. At December 31, 2019, we had $6.0 million in equity securities representing 0.16% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value with fluctuations in the fair value of such investments, including temporary declines in value, reflected in the consolidated income statement.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2019		2018		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Equity securities	$5,096	6,039	5,001	5,793	4,911	5,701
Available-for-sale:
Mortgage-backed securities:
Federal National Mortgage Association	$1,159,446	1,178,049	980,546	968,556	1,322,255	1,303,576
Federal Home Loan Mortgage Corporation	1,223,587	1,240,379	988,348	986,650	649,060	640,242
Government National Mortgage Association	273,676	276,962	165,211	166,956	39,577	38,208
Total mortgage-backed securities available-for-sale	2,656,709	2,695,390	2,134,105	2,122,162	2,010,892	1,982,026
Total debt securities available-for-sale	$2,656,709	2,695,390	2,134,105	2,122,162	2,010,892	1,982,026
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$58,624	58,312	41,258	40,022	43,281	42,596
Municipal bonds	143,151	146,905	25,513	26,455	40,595	41,846
Corporate and other debt securities	72,537	98,695	50,441	87,033	48,087	86,294
Total debt securities	274,312	303,912	117,212	153,510	131,963	170,736
Mortgage-backed securities:
Federal National Mortgage Association	542,210	549,862	954,548	932,396	1,101,093	1,091,600
Federal Home Loan Mortgage Corporation	261,945	265,349	401,636	392,335	473,345	468,436
Government National Mortgage Association	70,348	70,981	81,741	80,323	90,220	89,353
Total mortgage-backed securities held-to-maturity	874,503	886,192	1,437,925	1,405,054	1,664,658	1,649,389
Total debt securities held-to-maturity	$1,148,815	1,190,104	1,555,137	1,558,564	1,796,621	1,820,125
Total securities	$3,810,620	3,891,533	3,694,243	3,686,519	3,812,424	3,807,852

At December 31, 2019, except for our investments in Fannie Mae, Freddie Mac and Ginnie Mae securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Coupon. The composition, maturities and weighted average coupon rate of the securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities coupons have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Equity securities	$—	—%	$—	—%	$—	—%	$5,096	—%	$5,096	$6,039	—%
Available-for-Sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	3,991	2.75	338,648	2.41	880,948	2.92	1,223,587	1,240,379	2.77
Federal National Mortgage Association	5,297	2.82	5,140	2.66	78,680	2.56	1,070,329	2.73	1,159,446	1,178,049	2.72
Government National Mortgage Association	—	—	—	—	—	—	273,676	2.95	273,676	276,962	2.95
Total mortgage-backed securities	5,297	2.82	9,131	2.70	417,328	2.44	2,224,953	2.83	2,656,709	2,695,390	2.77
Total available-for-sale debt securities	$5,297	2.82%	$9,131	2.70%	$417,328	2.44%	$2,224,953	2.83%	$2,656,709	$2,695,390	2.77%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$—	—%	$26,428	2.43%	$32,196	2.16%	$58,624	$58,312	2.28%
Municipal bonds	10,579	3.12	—	—	3,715	9.13	128,857	2.84	143,151	146,905	3.02
Corporate and other debt securities	—	—	—	—	25,000	4.33	47,537	3.41	72,537	98,695	3.73
Total debt securities	10,579	3.12	—	—	55,143	3.74	208,590	2.87	274,312	303,912	3.05
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	209	5.08	197,870	2.64	63,866	2.54	261,945	265,349	2.61
Federal National Mortgage Association	—	—	—	—	254,362	2.40	287,848	2.98	542,210	549,862	2.71
Government National Mortgage Association	—	—	—	—	7,240	2.36	63,108	2.68	70,348	70,981	2.65
Total mortgage-backed securities	—	—	209	5.08	459,472	2.50	414,822	2.87	874,503	886,192	2.68
Total held-to-maturity debt securities	$10,579	3.12%	$209	5.08%	$514,615	2.64%	$623,412	2.87%	$1,148,815	$1,190,104	2.77%

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
Deposits. At December 31, 2019, we held $17.86 billion in total deposits, representing 74.2% of our total liabilities. Our long-term deposit strategy has been focused on attracting core deposits (savings, checking and money market accounts) as they represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates. At December 31, 2019, we held $13.85 billion in core deposits, representing 77.6% of total deposits, of which $266.4 million are brokered money market deposits. At December 31, 2019, $4.01 billion, or 22.4%, of our total deposit balances were certificates of deposit, which included $1.31 billion of brokered certificates of deposit. Municipal deposits are a significant source of funds. At December 31, 2019, $4.89 billion, or 27.4%, of our total deposits consisted of public fund deposits from local government entities, predominately domiciled in the state of New Jersey.
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
We intend to continue to invest in technology platforms and branch staff training, de novo branches, and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting and maintaining deposits from consumers, businesses and municipalities which operate in our marketplace. The Bank also utilizes Investors eAccess, a secure online channel, to attract deposits nationwide.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2019			2018			2017
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,472,232	13.8%	—%	$2,535,848	14.4%	—%	$2,424,608	14.0%	—%
Interest-bearing:
Checking accounts	5,512,979	30.9	1.36	4,783,563	27.2	1.53	4,909,054	28.3	0.91
Money market deposits	3,817,718	21.4	1.50	3,641,070	20.7	1.55	4,243,545	24.4	0.90
Savings	2,050,101	11.5	0.86	2,048,941	11.7	0.64	2,320,228	13.4	0.48
Certificates of deposit	4,007,308	22.4	1.67	4,570,847	26.0	1.35	3,460,262	19.9	1.13
Total deposits	$17,860,338	100.0%	1.21%	$17,580,269	100.0%	1.16%	$17,357,697	100.0%	0.77%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2019	2018	2017
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$238,369	$355,822	$527,836
0.26% - 0.50%	77,234	107,088	141,253
0.51% - 1.00%	116,783	157,646	396,098
1.01% - 2.00%	1,921,656	942,149	2,355,997
2.01% - 3.00%	1,651,388	3,006,347	37,808
Over 3.00%	1,878	1,795	1,270
Total	$4,007,308	$4,570,847	$3,460,262
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2019.

	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$100,916	$59,711	$67,881	$6,623	$1,686	$1,552	$238,369
0.26% - 0.50%	16,981	17,284	14,208	28,761	—	—	77,234
0.51% - 1.00%	9,630	7,571	11,537	41,946	29,891	16,208	116,783
1.01% - 2.00%	428,054	356,793	1,017,569	102,344	9,407	7,489	1,921,656
2.01% - 3.00%	575,503	513,821	428,791	129,703	937	2,633	1,651,388
Over 3.00%	—	—	979	557	249	93	1,878
Total	$1,131,084	$955,180	$1,540,965	$309,934	$42,170	$27,975	$4,007,308
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2019.

At December 31, 2019
(In thousands)
Three months or less	$924,396
Over three months through six months	706,050
Over six months through one year	1,066,160
Over one year	229,168
Total	$2,925,774

Borrowings. We borrow directly from the FHLB. All of our FHLB borrowings are advances collateralized by our residential and commercial mortgage portfolios. The following table sets forth information concerning balances and interest rates on our advances from the FHLB at the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at end of period	$4,979,201	$4,930,681	$4,331,052	$4,391,420	$3,106,783
Average balance during period	5,205,066	4,655,757	4,526,596	3,663,087	2,997,873
Maximum outstanding at any month end	5,723,556	5,080,960	5,355,298	4,391,420	3,548,000
Weighted average interest rate at end of period	2.06%	2.16%	1.96%	1.79%	2.12%
Average interest rate during period	2.18%	2.01%	1.88%	1.86%	2.06%
We also borrow funds under repurchase agreements with the FHLB and various brokers. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity of the agreement. The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated. In addition, the Bank had unsecured overnight borrowing lines with other institutions totaling $750.0 million, of which $400.0 million was outstanding at December 31, 2019.

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at end of period	$447,910	$250,000	$130,481	$154,831	$156,307
Average balance during period	369,046	202,027	149,030	153,000	159,438
Maximum outstanding at any month end	447,910	280,000	153,000	154,831	163,000
Weighted average interest rate at end of period	2.16%	2.67%	1.87%	2.19%	2.21%
Average interest rate during period	2.45%	2.68%	2.11%	2.16%	2.25%
Subsidiary Activities
Investors Bancorp, Inc. has one direct subsidiary, which is Investors Bank.
Investors Bank. Investors Bank is a New Jersey-chartered commercial bank headquartered in Short Hills, New Jersey. Originally founded in 1926, the bank is in the business of attracting deposits from the public through its branch network and Investors eAccess, and borrowing funds in the wholesale markets to originate loans and to invest in securities. Investors Bank has the following active direct and indirect subsidiaries: Investors Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., Investors Financial Group Insurance Agency, Inc., MNBNY Holdings Inc. and Marathon Realty Investors Inc. Investors Bank also has several additional subsidiaries which are inactive: My Way Development LLC, Investors Financial Services, Inc. and Investors Real Estate Corporation. In 2019, after receiving required regulatory approval, Investors Home Mortgage, a then subsidiary, was merged into Investors Bank.
•Investors Investment Corp. Investors Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to manage and invest in securities such as, but not limited to, U.S. Treasury obligations, mortgage-backed securities, certificates of deposit, mutual funds, and equity securities, subject to certain limitations.
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
•Investors Financial Group Insurance Agency, Inc. Investors Financial Group Insurance Agency, Inc. is a New Jersey licensed insurance agency formed in 2016 as an operating subsidiary of Investors Financial Group, Inc. The purpose of this subsidiary is to receive commissions relating to the sale of certain insurance products, including, but not limited to, life insurance, fixed annuities and indexed annuities.
•MNBNY Holdings Inc. MNBNY Holdings Inc. is a New York corporation that was formed in 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. MNBNY Holdings Inc. serves as a holding company and is the 100% owner of Marathon Realty Investors Inc.
•Marathon Realty Investors Inc. Marathon Realty Investors Inc. is a New York corporation established in 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. Marathon Realty Investors Inc. engages in the business of a real estate investment trust (“REIT”) for the purpose of acquiring mortgage loans and other real estate related assets from Investors Bank.
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
Personnel
As of December 31, 2019, we had 1,735 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Supervision and Regulation
The Bank is a New Jersey-chartered commercial bank, and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner of the NJDOBI (the “Commissioner”) as the issuer of its charter, and, as a non-member state chartered commercial bank, by the FDIC as the deposit insurer and its primary federal regulator. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank may engage and is intended primarily for the protection of the DIF and its depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
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
Our business is heavily regulated by both state and federal agencies. Both the scope of the laws and regulations and the intensity of supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. In addition, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCP Act”) was enacted. This legislation includes targeted amendments to the Dodd-Frank Act and other financial services laws. While there have been some changes to the post-financial crisis framework applicable to the Company, primarily relating to stress testing, the Company expects that its business will remain subject to extensive regulation and supervision.
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
Volcker Rule
Under the provisions of the Volcker Rule we are prohibited from: (i) engaging in short-term proprietary trading for our own account; and (ii) having certain ownership interest in and relationships with hedge funds or private equity funds. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has also implemented a governance and control program to ensure appropriate oversight and ongoing compliance. In 2019, the U.S. banking agencies adopted changes to the regulations implementing the Volcker Rule designed to establish a more risk-based approach to compliance and reduce the complexity of the regulations. The changes were effective January 1, 2020.

Consumer Protection and Consumer Financial Protection Bureau Supervision
The Dodd-Frank Act also established the CFPB. The CFPB has rulemaking authority over all banks, and its examination and enforcement authority applies to banks at or greater than $10 billion in total assets. The Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Protection Laws. In addition, this agency is responsible for interpreting and enforcing a broad range of consumer protection laws (“Federal Consumer Protection Laws”) that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. This includes laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Fair Credit Reporting Act.
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
New Jersey Banking Regulation
Activity Powers. The Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, commercial banks, including the Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

•	certain types of corporate equity securities; and

•	certain other assets.
A commercial bank may also make investments pursuant to a “leeway” power, which permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A commercial bank may also exercise trust powers upon approval of the Commissioner. Lastly, New Jersey commercial banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state commercial banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “Federal Banking Regulation — Activity Restrictions on State-Chartered Banks” below.
Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered commercial bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A commercial bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.
Dividends. Under the New Jersey Banking Act, a commercial bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the commercial bank. In addition, a commercial bank may not pay a dividend unless the commercial bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by the Bank. See “— Federal Banking Regulation — Prompt Corrective Action” below.
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.
Examination and Enforcement. The NJDOBI may examine the Bank whenever it deems an examination advisable. The NJDOBI engages in routine annual examinations of the Bank. The Commissioner may order any commercial bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a commercial bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner may also seek the appointment of receiver or conservator for a New Jersey commercial bank under certain conditions.

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

•
Added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis as of January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5% or have restrictions imposed on capital distributions and discretionary cash bonus payments.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019, which is the fully phased in Conservation Buffer. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2019, the Company and the Bank met the required Conservation Buffer of 2.5%.
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

As of December 31, 2019, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of December 31, 2019 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,197,188	8.22%	$1,069,276	4.000%	$1,336,595	5.00%
Common Equity Tier 1 Risk-Based Capital	2,197,188	11.03%	1,394,527	7.000%	1,294,918	6.50%
Tier 1 Risk-Based Capital	2,197,188	11.03%	1,693,355	8.500%	1,593,746	8.00%
Total Risk-Based Capital	2,426,233	12.18%	2,091,791	10.500%	1,992,182	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,553,447	9.53%	$1,072,095	4.000%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,553,447	12.78%	1,399,008	7.000%	n/a	n/a
Tier 1 Risk-Based Capital	2,553,447	12.78%	1,698,795	8.500%	n/a	n/a
Total Risk-Based Capital	2,782,493	13.92%	2,098,512	10.500%	n/a	n/a

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
Federal law permits a state-chartered commercial bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments or real estate development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered commercial banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.
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
In addition, the FDIC adopted regulations to require a commercial bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a commercial bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a commercial bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.
Enforcement. The FDIC has extensive enforcement authority over insured commercial banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.
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
Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a commercial bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2019.
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
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC’s assessment schedule ranges from 1.5 basis points to 40 basis points of average total assets less tangible capital. The FDIC has a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as the Bank. Large institutions (i.e., $10 billion or more in assets) such as the Bank are subject to assessment based upon a detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed.  The total score is converted to an assessment rate, subject to certain adjustments. In addition, effective as of July 1, 2016, the FDIC implemented a requirement of the Dodd-Frank Act that institutions with assets of $10 billion or more be responsible for increasing the DIF reserve ratio from 1.15% to 1.35%. On September 30, 2018, the DIF reached 1.36%, ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide that surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease upon

DIF reserve ratio reaching the statutorily required minimum. Assessments on large banks for periods subsequent to September 30, 2018 no longer include a quarterly surcharge.
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
In addition to the FDIC assessments, the Financing Corporation was authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and fully matured in 2019. Consequently, insured banks are no longer paying a FICO assessment.
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

Community Reinvestment Act and Fair Lending Laws. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income individuals and neighborhoods. In connection with its examination of a state chartered commercial bank, the FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

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
In April 2018, the U.S. Department of Treasury issued a memorandum to the Federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. In December 2019, the FDIC, along with the Office of the Comptroller of the Currency, the agency that regulates national banks, issued a proposed rule that would significantly amend the CRA regulations. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.
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
New Jersey Regulation. The New Jersey Banking Act imposes conditions and limitations on loans and extensions of credit to directors and executive officers of a commercial bank and to corporations and partnerships controlled by such persons, which are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a commercial bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain reserves against its transaction accounts. For 2020, the Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $16.9 million and up to $127.5 million, and 10% against that portion of total transaction accounts in excess of up to $127.5 million. The first $16.9 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest-bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.
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
In addition, a bank holding company that does not elect to be a financial holding company under federal regulations is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property; and

•	making investments in corporations or projects designed primarily to promote community welfare.
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
New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey-chartered bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.
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
Taxation
Federal Taxation
General. The Company and its subsidiary are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Company and its subsidiary file a consolidated federal income tax return. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The legislation reduced the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and has impacted the manner in which the Company is taxed, including but not limited to, the repeal of the alternative minimum tax on corporations for tax years beginning after December 31, 2017. The Company’s 2014 and 2015 federal tax returns are currently under examination with respect to amended returns filed by the Company.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2019, the Bank’s total federal pre-base year reserve was approximately $45.2 million.

Net Operating Loss Carryovers. A corporation may carry forward net operating losses arising in tax years ending after December 31, 2017 indefinitely, subject to a deduction limitation of 80% of taxable income in a given year. However, net operating losses arising in tax years on or before December 31, 2017 are not subject to the 80% limitation deduction. As of December 31, 2019, the Company had total federal net operating loss carryforwards of $5.1 million related to prior acquisitions, arising in tax years prior to December 31, 2017.
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
State Taxation
New Jersey State Taxation. Generally, the income of corporations and savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, and allocable to New Jersey is subject to New Jersey tax at a rate of 9.0%. On July 1, 2018, Assembly Bill 4202 was signed into law, providing significant revisions to New Jersey’s Corporation Business Tax laws. Among the changes provided for in the new legislation was a surtax, an additional imposition of tax, on corporate taxpayers that have allocated New Jersey net income in excess of $1 million. For tax years 2018 and 2019, the surtax was imposed at a rate of 2.5%; and for tax years 2020 and 2021, the surtax rate will be 1.5%.
In addition, the law mandated combined reporting for tax years ending on or after July 31, 2019. In December 2019, a technical bulletin was issued by the State of New Jersey providing clarification on mandatory combined reporting, excluding investment companies and real estate investment trusts. The Company and two of its indirect subsidiaries meet the definition of these entity types and therefore are excluded from combined filing with the Company’s other affiliates and are required to file standalone returns.
Prior to the issuance of the technical bulletin, the Company believed it would file a combined tax return for 2019 and therefore fully utilize its charitable contributions carried over from prior years as the recently reformed New Jersey tax law allows for charitable contributions of a member entity to be subtracted from the combined group’s entire net income. However, due to the clarification, the Company will be excluded from the combined group, and therefore it is unable to fully deduct the charitable contributions. At December 31, 2019, the Company did not establish another valuation allowance and instead wrote off the state tax effect of the $9.7 million charitable contribution as it expired in 2019.
New York State Taxation. The New York State corporate franchise tax is based on the federal consolidated taxable income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2019 was 28.9% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned entire net income. The Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2015 through 2017.
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

Other State Taxation. To a lesser extent, the Company receives income from customers in other states. The Company’s filing obligations with respect to the receipts vary from state to state and depend upon the reporting requirements in the various jurisdictions.

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
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. New laws, regulations, and other legal and regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

If the bank regulators impose limitations on our commercial real estate lending activities, our earnings, dividend paying capacity and/or ability to repurchase shares could be adversely affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 544% of Bank total risk-based capital at December 31, 2019, however our commercial real estate loan portfolio increased by only 16% during the preceding 36 months.
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

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the provision as well as the level of our allowance for loan losses.

Because we intend to continue to increase our commercial originations, our credit risk will increase.
At December 31, 2019, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $15.86 billion, or 73.1% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate, C&I and construction loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Significant portions of our multi-family loan portfolio and commercial real estate portfolio and nearly all of our C&I loan portfolio are unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our multi-family loan portfolio has increased to $7.81 billion at December 31, 2019 from $6.26 billion at December 31, 2015. Our commercial real estate portfolio has increased to $4.83 billion at December 31, 2019 from $3.83 billion at December 31, 2015. Our C&I loan portfolio has increased to $2.95 billion at December 31, 2019 from $1.04 billion at December 31, 2015. Consequently, a large portion of our multi-family loans and commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the economic environment since 2015. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

We continue to expand our commercial lending efforts and footprint, which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we have expanded our commercial lending team to include leveraged lending and equipment finance teams, as well as a healthcare lending team that originate loans nationally. We will continue to explore other markets within commercial lending. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi-family loans, which could have a negative effect on our results of operations. In addition, some of our equipment finance portfolio relies on the residual values of the underlying equipment and therefore could be negatively impacted by a change in valuation. Because we are not as experienced with these new loan products and areas, we may incur losses or require additional time and resources for offering and managing such products effectively.

We will be required to transition from the use of LIBOR in the future.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The continuation of LIBOR cannot be guaranteed after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The Company has approximately $5.00 billion in financial instruments which are indexed to USD-LIBOR. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. In the interim, we have established a cross-functional team to develop initial transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. In addition, we have engaged with our regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR.

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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2019, the fair value of our total securities portfolio was $3.89 billion. Unrealized net losses on debt securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate net interest income sensitivity and the change in our economic value of equity over a range of interest rate scenarios. The economic value of equity analysis is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2019, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 5.1% or $34.2 million decrease in net interest income. In a 200 basis point instantaneous increase in interest rates scenario, the model projects a 10.8% or $400.1 million decrease in economic value of equity.

A flat or inverted yield curve may adversely affect our net interest income and profitability.
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
Our total assets have grown from approximately $20.89 billion at December 31, 2015 to $26.70 billion at December 31, 2019. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, acquire other banks and non-bank entities and enhance our market presence. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2019, $4.89 billion, or 27.4% of our total deposits, consisted of public funds deposits from local government entities, predominately domiciled in the state of New Jersey, such as townships, school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB and investment securities. Given our use of these high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily interest-bearing demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Public funds deposits are an important source of funds for us and legislation concerning a State-chartered bank in New Jersey could challenge our overall strategies and potentially reduce the level of public fund deposits.
At December 31, 2019, we had $4.89 billion in municipal deposits from various municipalities and other governmental entities. Such deposits are generally used to fund our loans and investments. In addition, the State of New Jersey is considering creating a State Bank, whose purpose would be to promote economic development, commerce, and industry in the State. It intends to permit State funds, including funds from State institutions and any State public source, to be held by the State Bank. Given the degree of our funding reliance on New Jersey-based municipal deposits and the potential lending ability of the proposed State Bank, we are uncertain of the impact this proposal may have on us. The possible loss of public funds on deposit may increase the costs of our funding needs, which could have a negative impact on our net income and negatively impact liquidity. The proposed legislation was first introduced in 2018, and in 2019, the Governor of New Jersey signed an executive order establishing an implementation board to develop criteria for establishing a State Bank. At this time, there is no assurance that a State Bank will be established or what its powers or authority may be.

We could be required to repurchase mortgage loans or indemnify mortgage loan purchasers due to breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could have an adverse impact on our liquidity, results of operations and financial condition.
We sell into the secondary market a portion of the residential mortgage loans that we originate. The whole loan sale agreements we enter into in connection with such loan sales require us to repurchase or substitute mortgage loans in the event there is a breach of any of representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We have established a reserve for estimated repurchase and indemnification obligations on the residential mortgage loans that we sell. We make various assumptions and judgments in determining this reserve. If our assumptions are incorrect, our reserve may not be sufficient to cover losses from repurchase and indemnification obligations related to our residential loans sold. Such event would have an adverse effect on our earnings.

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

We may incur impairments to goodwill.
At December 31, 2019, we had approximately $82.5 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

A worsening of national or local economic conditions could adversely affect our financial condition and results of operations.
Deteriorating economic or business conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability.  Declines in real estate values and sales volumes and unemployment levels, particularly in New York and New Jersey given our concentration in this region, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in New York and New Jersey.

The performance of our multi-family and commercial real estate loan portfolios could be adversely impacted by recent or proposed changes in laws and regulation.
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
The rule included new minimum risk-based capital and leverage ratios, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 to risk-based capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4% under prior rules); (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also established a “capital conservation buffer” of 2.5% of common equity Tier 1 capital, and resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital to risk-based assets ratio of 10.5%. The required minimum capital conservation buffer increased in annual increments to 2.5% on January 1, 2019, which is the fully phased in conservation buffer. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
Competition in the banking and financial services and non-bank industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In addition, we compete with numerous online financial service providers who compete in the new digital fintech marketplace and who may not be subject to our regulatory requirements. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger bank and non-bank competitors may be able to price loans and deposits more aggressively than we can. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Item 1. Business.”

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

Our failure to effectively deploy capital may have an adverse effect on our financial performance.
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
In December 2019, we entered into a purchase and sale agreement with Blue Harbour, pursuant to which we repurchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate cost of approximately $335.7 million.

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
Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
At December 31, 2019, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with operation centers located in Iselin, Robbinsville, Dunellen and Millburn, New Jersey as well as lending offices within our primary market areas in Short Hills, Iselin, Robbinsville, Mount Laurel, Spring Lake, Newark, Manhattan, Queens, Brooklyn, Melville, as well as a full-service branch network of 147 offices. We also have lending offices in Danbury, Connecticut and Charlotte, North Carolina.

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
Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 21, 2020 was approximately 8,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2014 through December 31, 2019, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Investors Bancorp, Inc.	100.00	113.15	129.74	132.26	102.05	121.36
SNL U.S. Bank and Thrift	100.00	102.02	128.80	151.45	125.81	170.04
SNL U.S. Thrift	100.00	112.45	137.74	136.74	115.17	141.80
Source: S&P Global Market Intelligence

Stock Repurchases

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2019 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	2,719	$11.86	—	14,607,794
November 1, 2019 through November 30, 2019	679	$12.17	—	14,607,794
December 1, 2019 through December 31, 2019	27,318,871	$12.29	—	14,607,794
Total	27,322,269	$12.29	—
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 14,607,794 shares yet to be repurchased as of December 31, 2019.
(2) 3,641 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.
(3) In December 2019, we entered into a purchase and sale agreement with Blue Harbour, pursuant to which we repurchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate cost of approximately $335.7 million. These shares were not repurchased under our share repurchase program.
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

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$26,698,766	$26,229,008	$25,129,244	$23,174,675	$20,888,684
Loans receivable, net	21,476,056	21,378,136	19,852,101	18,569,855	16,661,133
Loans held-for-sale	29,797	4,074	5,185	38,298	7,431
Equity securities	6,039	5,793	5,701	6,660	6,495
Debt securities held-to-maturity	1,148,815	1,555,137	1,796,621	1,755,556	1,844,223
Debt securities available-for-sale, at estimated fair value	2,695,390	2,122,162	1,982,026	1,653,773	1,298,202
Bank owned life insurance	218,517	211,914	155,635	161,940	159,152
Deposits	17,860,338	17,580,269	17,357,697	15,280,833	14,063,656
Borrowed funds	5,827,111	5,435,681	4,461,533	4,546,251	3,263,090
Goodwill	82,546	82,546	77,571	77,571	77,571
Stockholders’ equity	2,621,950	3,005,330	3,125,451	3,123,245	3,311,647

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest and dividend income	$1,040,219	$968,416	$881,683	$793,521	$731,723
Interest expense	385,146	288,399	201,907	153,336	136,639
Net interest income	655,073	680,017	679,776	640,185	595,084
Provision for loan losses	(1,000)	12,000	16,250	19,750	26,000
Net interest income after provision for loan losses	656,073	668,017	663,526	620,435	569,084
Non-interest income	53,413	10,081	35,637	37,201	40,125
Non-interest expenses	422,754	407,680	418,574	358,564	328,332
Income before income tax expense	286,732	270,418	280,589	299,072	280,877
Income tax expense	91,248	67,842	153,845	106,947	99,372
Net income	$195,484	$202,576	$126,744	$192,125	$181,505
Earnings per share — basic	$0.75	$0.72	$0.44	$0.65	$0.55
Earnings per share — diluted	$0.74	$0.72	$0.43	$0.64	$0.55

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.73%	0.80%	0.52%	0.88%	0.92%
Return on equity (ratio of net income to average equity)	6.64%	6.57%	4.00%	6.06%	5.26%
Net interest rate spread (1)	2.19%	2.46%	2.67%	2.83%	2.91%
Net interest margin (2)	2.54%	2.76%	2.89%	3.04%	3.12%
Efficiency ratio (3)	59.67%	59.08%	58.51%	52.93%	51.69%
Non-interest expenses to average total assets	1.58%	1.61%	1.73%	1.64%	1.66%
Average interest-earning assets to average interest-bearing liabilities	1.23x	1.25x	1.26x	1.29x	1.30x
Dividend payout ratio (4)	58.67%	52.78%	75.00%	40.00%	45.45%
Cash dividends paid	$0.44	$0.38	$0.33	$0.26	$0.25
Asset Quality Ratios:
Non-performing assets to total assets	0.46%	0.55%	0.61%	0.47%	0.69%
Non-accrual loans to total loans	0.44%	0.58%	0.68%	0.50%	0.68%
Allowance for loan losses to non-performing loans (5)	210.70%	170.22%	157.46%	220.18%	158.43%
Allowance for loan losses to total loans	1.05%	1.09%	1.15%	1.21%	1.29%
Capital Ratios:
Tier 1 leverage ratio (6)	8.22%	10.28%	11.00%	12.03%	12.41%
Common equity tier 1 risk-based (6)	11.03%	13.41%	13.94%	14.75%	15.87%
Tier 1 risk-based capital (6)	11.03%	13.41%	13.94%	14.75%	15.87%
Total-risk-based capital (6)	12.18%	14.60%	15.13%	15.99%	17.12%
Equity to total assets	9.82%	11.46%	12.44%	13.48%	15.85%
Tangible equity to tangible assets (7)	9.49%	11.12%	12.10%	13.10%	15.43%
Average equity to average assets	11.00%	12.15%	13.06%	14.52%	17.41%
Other Data:
Book value per common share (7)	$11.11	$10.95	$10.64	$10.53	$10.30
Tangible book value per common share (7)	$10.69	$10.59	$10.31	$10.18	$9.97
Number of full service offices	147	151	156	151	140
Full time equivalent employees	1,761	1,928	1,931	1,829	1,734

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	The dividend payout ratio represents dividends paid per share divided by net income per share.

(5)	Non-performing loans include non-accrual loans and performing troubled debt restructured loans.

(6)	Ratios are for Investors Bank and do not include capital retained at the holding company level.

(7)	Excludes goodwill and intangible assets for the calculation of tangible book value and tangible equity. The common share calculation excludes treasury shares and unallocated ESOP shares.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Since the Company’s initial public offering in 2005, we have transitioned from a wholesale thrift business to a retail commercial bank. This transition has been primarily accomplished by increasing the amount of our commercial loans and core deposits (savings, checking and money market accounts). Our transformation can be attributed to a number of factors, including organic growth, de novo branch openings, bank and branch acquisitions, as well as product expansion. We believe the attractive markets we operate in, namely, New Jersey and the greater New York metropolitan area, will continue to provide us with growth opportunities. In addition, we have national exposure through our Investors eAccess online deposit platform and our equipment finance, healthcare and leveraged lending portfolios. Our primary focus is to build and develop profitable customer relationships across all lines of business, both consumer and commercial.
Our results of operations depend primarily on net interest income, which is directly impacted by the interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level and direction of interest rates, the shape of the market yield curve, the timing of the placement and the repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the rate of prepayments on our loans and mortgage-related assets.
A flat yield curve, caused primarily by rising short-term interest rates and lower long-term interest rates, combined with competitive pricing in both the loan and deposit markets, continues to create a challenging net interest margin environment. We continue to manage our interest rate risk against a backdrop of interest rate uncertainty. Should the yield curve steepen, we may experience an improvement in net interest income, particularly if short-term interest rates do not increase. If the yield curve stays flat, inverts or deposit competition increases, we may be subject to net interest margin compression.
Our results of operations are also significantly affected by general economic conditions. While the domestic consumer continues to generally benefit from improved housing and employment metrics, the velocity of economic growth, domestically and internationally, is challenged by global trade discord and pockets of socioeconomic and political unrest. In addition, our tax rate was negatively impacted by the State of New Jersey tax legislation enacted on July 1, 2018. In December 2019, the State of New Jersey provided clarification in regard to the previously enacted tax law changes and as a result, we expect that our state tax rate will be lower going forward.
Total assets increased $469.8 million, or 1.8%, to $26.70 billion at December 31, 2019 from $26.23 billion at December 31, 2018. Net loans increased $97.9 million, or 0.5%, to $21.48 billion at December 31, 2019 from $21.38 billion at December 31, 2018. Securities increased $167.2 million, or 4.5%, to $3.85 billion at December 31, 2019 from $3.68 billion at December 31, 2018. During the year ended December 31, 2019, we originated or funded $1.27 billion in commercial and industrial loans, $861.0 million in commercial real estate loans, $793.6 million in multi-family loans, $462.6 million in residential loans, $76.2 million in consumer and other loans and $69.8 million in construction loans. Our ongoing strategy is to continue to enhance our commercial banking capabilities and maintain a well-diversified loan portfolio. We have shifted focus to C&I originations while maintaining our commercial real estate and multi-family portfolio and continue to be diligent in our underwriting and credit risk monitoring of these portfolios. The overall level of non-performing loans remains low compared to our national and regional peers.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases and cash dividends. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has decreased to 9.82% at December 31, 2019 from 11.46% at December 31, 2018. Since the commencement of our first stock repurchase plan post second step stock offering, the Company has repurchased a total of 127.1 million shares at an average cost of $12.11 per share totaling $1.54 billion. Stockholders’ equity was impacted for the year ended December 31, 2019 by the repurchase of 39.4 million shares of common stock for $475.9 million as well as cash dividends of $0.44 per share totaling $122.2 million. In December 2019, we entered into a purchase and sale agreement with Blue Harbour, pursuant to which we repurchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate cost of approximately $335.7 million.
In addition to its branch network, the Bank offers online banking capabilities for consumers as well as small business, working to provide more robust treasury capabilities to its customers. During 2019, the company launched Investors eAccess, a secure online channel to attract deposits nationwide. Mobile and online banking services allow the Bank to serve our customers’ needs and adapt to a changing environment. In addition to our deposit-related digital capabilities, the Bank continues to enhance its digital capabilities related to originating and servicing loans. The Bank has partnered with ODX, a leading digital small business originations platform, to streamline its small business lending process. We continue to enhance our digital capabilities as a way to enhance the customer experience and deliver our services in a safe and secure manner. We will continue to execute our business strategies with a focus on prudent and opportunistic growth while striving to produce financial results that will create value for our stockholders. We intend to continue to grow our business by successfully attracting deposits, identifying favorable loan and investment opportunities, acquiring other banks and non-bank entities, enhancing our market presence and product offerings as well as continuing to invest in our people.

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of December 31, 2019, we consider the following to be our critical accounting policies.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable it will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.
The allowance for loans collectively evaluated for impairment consists of both quantitative and qualitative loss components. The Company determines the quantitative component by applying quantitative loss factors to the loans collectively evaluated for impairment segregated by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Quantitative loss factors for each loan segment are generally determined based on the Company’s historical loss experience over a look-back period. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each quantitative loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The quantitative loss factors may also be adjusted to account for qualitative factors, both internal and external to the Company, which are made to reflect risks inherent in the portfolio not captured by the quantitative component. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
Our lending emphasis has been the origination of multi-family loans, commercial real estate loans, commercial and industrial loans, one- to four-family residential mortgage loans secured by one- to four-family residential real estate, construction loans, and consumer loans. The majority of consumer loans are cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific impaired loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.
The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. Updated appraisals are generally obtained for substandard loans $1.0 million or greater and special mention loans with a balance of $2.0 million or greater in the process of collection by the Company’s special assets department. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
Total Assets. Total assets increased by $469.8 million, or 1.8%, to $26.70 billion at December 31, 2019 from $26.23 billion at December 31, 2018. Net loans increased by $97.9 million, or 0.5%, to $21.48 billion at December 31, 2019. Securities increased by $167.2 million, or 4.5%, to $3.85 billion at December 31, 2019 from $3.68 billion at December 31, 2018.
Net Loans. Net loans increased by $97.9 million, or 0.5%, to $21.48 billion at December 31, 2019 from $21.38 billion at December 31, 2018. The detail of the loan portfolio (including PCI loans) is below:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$7,813,236	8,165,187
Commercial real estate loans	4,831,347	4,786,825
Commercial and industrial loans	2,951,306	2,389,756
Construction loans	262,866	227,015
Total commercial loans	15,858,755	15,568,783
Residential mortgage loans	5,144,718	5,351,115
Consumer and other	699,796	707,866
Total Loans	21,703,269	21,627,764
Deferred fees, premiums and other, net	907	(13,811)
Allowance for loan losses	(228,120)	(235,817)
Net loans	$21,476,056	$21,378,136
During the year ended December 31, 2019, we originated or funded $1.27 billion in commercial and industrial loans, $861.0 million in commercial real estate loans, $793.6 million in multi-family loans, $462.6 million in residential loans, $76.2 million in consumer and other loans and $69.8 million in construction loans. The growth in the loan portfolio reflects our continued focus on growing and diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. In addition to the loans originated for our portfolio, we originated residential mortgage loans for sale to third parties totaling $269.8 million for the year ended December 31, 2019. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the year ended December 31, 2019, we purchased loans totaling $294.1 million from these entities but no longer purchase such loans.

The following table sets forth non-accrual loans (excluding PCI loans and loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	8	$23.3	6	$19.6	14	$34.1	14	$34.1	15	$33.9
Commercial real estate	22	12.0	30	12.3	27	8.1	32	9.8	35	12.4
Commercial and industrial	18	12.5	16	12.0	13	18.0	14	17.2	14	19.4
Construction	—	—	—	—	1	0.2	1	0.2	1	0.2
Total commercial loans	48	47.8	52	43.9	55	60.4	61	61.3	65	65.9
Residential and consumer	255	47.4	261	48.2	275	51.2	296	56.4	320	59.0
Total non-accrual loans	303	$95.2	313	$92.1	330	$111.6	357	$117.7	385	$124.9
Accruing troubled debt restructured loans	57	$13.1	58	$12.5	56	$12.2	54	$13.6	54	$13.6
Non-accrual loans to total loans		0.44%		0.42%		0.51%		0.54%		0.58%
Allowance for loan losses as a percent of non-accrual loans		239.66%		247.62%		207.83%		199.44%		188.78%
Allowance for loan losses as a percent of total loans		1.05%		1.05%		1.05%		1.08%		1.09%
Total non-accrual loans decreased to $95.2 million at December 31, 2019 compared to $124.9 million at December 31, 2018. At December 31, 2019, there were $3.9 million of commercial real estate loans and $3.8 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. During the year ended December 31, 2019, we sold $173,000 of non-performing commercial real estate loans. There were no sales of non-performing loans during the year ended December 31, 2018. Criticized and classified loans as a percent of total loans decreased to 5.36% at December 31, 2019 from 5.72% at December 31, 2018. In assessing and classifying our commercial loan portfolio, the Company places significant emphasis on the borrower’s ability to service its debt. At December 31, 2019, our allowance for loan losses as a percent of total loans was 1.05%. At December 31, 2019, there were $36.6 million of loans deemed as TDRs, of which $27.0 million were residential and consumer loans, $7.2 million were commercial and industrial loans and $2.4 million were commercial real estate loans. TDRs of $13.1 million were classified as accruing and $23.5 million were classified as non-accrual at December 31, 2019. We continue to proactively and diligently work to resolve our troubled loans.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2019, the Company has deemed potential problem loans totaling $68.1 million, which is comprised of 6 multi-family loans totaling $47.6 million, 24 commercial and industrial loans totaling $13.7 million and 9 commercial real estate loans totaling $6.8 million. Management is actively monitoring all of these loans.
The allowance for loan losses decreased by $7.7 million to $228.1 million at December 31, 2019 from $235.8 million at December 31, 2018. Our allowance for loan losses was positively impacted by improved credit quality, including the level of non-accrual loans and charge-offs/recoveries, and modest loan growth. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the economic conditions in our lending area. At December 31, 2019, our allowance for loan losses as a percent of total loans was 1.05%.
Securities. Securities are held primarily for liquidity, interest rate risk management and yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, the Company may invest in equity securities subject to certain limitations. Purchase decisions are based upon a thorough analysis of each security to determine if it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Debt securities are classified as held-to-maturity or available-for-sale when purchased.
At December 31, 2019, our securities portfolio represented 14.4% of our total assets. Securities, in the aggregate, increased by $167.2 million, or 4.5%, to $3.85 billion at December 31, 2019 from $3.68 billion at December 31, 2018. This increase was a result of purchases, partially offset by sales and paydowns.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $7.0 million, or 2.7% to $267.2 million at December 31, 2019 from $260.2 million at December 31, 2018. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $218.5 million at December 31, 2019 and $211.9 million at December 31, 2018. Other assets were $82.3 million at December 31, 2019 and $29.3 million at December 31, 2018.
Deposits.  At December 31, 2019, deposits totaled $17.86 billion, representing 74.2% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
Deposits increased by $280.1 million, or 1.6%, from $17.58 billion at December 31, 2018 to $17.86 billion at December 31, 2019. Total checking accounts increased $665.8 million to $7.99 billion at December 31, 2019 from $7.32 billion at December 31, 2018. At December 31, 2019, we held $13.85 billion in core deposits, representing 77.6% of total deposits, of which $266.4 million are brokered money market deposits. At December 31, 2019, $4.01 billion, or 22.4%, of our total deposit balances were certificates of deposit, of which included $1.31 billion of brokered certificates of deposit. At December 31, 2019, $4.89 billion, or 27.4%, of our total deposits consisted of public fund deposits from local government entities, predominately domiciled in the state of New Jersey. Core deposits are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates.
Borrowed Funds.  Borrowings are primarily with the FHLB which are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $391.4 million, or 7.2%, to $5.83 billion at December 31, 2019 from $5.44 billion at December 31, 2018 to help fund the growth of the security and loan portfolios and our share repurchases. In June 2019, we prepaid $200.0 million of FHLB advances and a $150.0 million repurchase agreement with a total average interest rate of 3.00% and maturity dates in 2020 and 2021.  The prepaid borrowings were replaced with $200.0 million of FHLB advances and a $150.0 million repurchase agreement with a total average interest rate of 2.55% and maturity dates averaging 4 years.  Included in the interest rate is a prepayment penalty of 0.47%. In August 2019, we prepaid $275.0 million of FHLB advances with a total average interest rate of 2.46% and maturity dates in 2021.  The prepaid borrowings were replaced with $275.0 million of FHLB advances with a total average interest rate of 2.16% and maturity dates of 5 years.  Included in the interest rate is a prepayment penalty of 0.27%.  The prepayment penalties are amortized over the life of the new debt instruments in accordance with ASC 470-50, Debt - Modifications and Extinguishments.
Stockholders’ Equity. Stockholders’ equity decreased by $383.4 million to $2.62 billion at December 31, 2019 from $3.01 billion at December 31, 2018. The decrease was primarily attributed to the repurchase of 39.4 million shares of common stock for $475.9 million and cash dividends of $0.44 per share totaling $122.2 million for the year ended December 31, 2019. As previously noted, in December 2019, we repurchased 27,318,628 shares beneficially owned by Blue Harbour for approximately $335.7 million. These decreases were partially offset by net income of $195.5 million and share-based plan activity of $26.3 million for the year ended December 31, 2019.
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

	For the Year Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$215,447	$2,805	1.30%	$212,980	$2,435	1.14%	272,382	$2,164	0.79%
Equity securities	5,938	143	2.41	5,754	134	2.33	5,699	139	2.44
Debt securities available-for-sale	2,395,047	67,822	2.83	2,042,129	46,057	2.26	1,844,887	37,152	2.01
Debt securities held-to-maturity	1,317,322	40,017	3.04	1,668,106	48,989	2.94	1,704,333	44,923	2.64
Net loans	21,576,829	912,091	4.23	20,498,857	854,595	4.17	19,414,842	783,938	4.04
Stock in FHLB	274,661	17,341	6.31	247,513	16,206	6.55	243,409	13,367	5.49
Total interest-earning assets	25,785,244	1,040,219	4.03	24,675,339	968,416	3.92	23,485,552	881,683	3.75
Non-interest-earning assets	975,585			707,370			758,134
Total assets	$26,760,829			$25,382,709			$24,243,686
Interest-bearing liabilities:
Savings deposits	$1,985,142	$17,148	0.86%	$2,170,510	$13,240	0.61%	$2,107,363	$8,395	0.40%
Interest-bearing checking	5,020,991	84,698	1.69	4,651,313	62,447	1.34	4,383,110	37,091	0.85
Money market accounts	3,703,413	60,896	1.64	3,837,174	46,394	1.21	4,240,775	34,366	0.81
Certificates of deposit	4,609,274	99,115	2.15	4,149,438	66,564	1.60	3,202,312	33,691	1.05
Total interest-bearing deposits	15,318,820	261,857	1.71	14,808,435	188,645	1.27	13,933,560	113,543	0.81
Borrowed funds	5,611,206	123,289	2.20	4,898,867	99,754	2.04	4,675,626	88,364	1.89
Total interest-bearing liabilities	20,930,026	385,146	1.84	19,707,302	288,399	1.46	18,609,186	201,907	1.08
Non-interest-bearing liabilities	2,887,601			2,590,675			2,468,005
Total liabilities	23,817,627			22,297,977			21,077,191
Stockholders’ equity	2,943,202			3,084,732			3,166,495
Total liabilities and stockholders’ equity	$26,760,829			$25,382,709			$24,243,686
Net interest income		$655,073			$680,017			$679,776
Net interest rate spread (1)			2.19%			2.46%			2.67%
Net interest-earning assets (2)	$4,855,218			$4,968,037			$4,876,366
Net interest margin (3)			2.54%			2.76%			2.89%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23			1.25			1.26

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2019 vs. 2018			Years Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning cash accounts	$28	342	370	$(471)	742	271
Equities	4	5	9	1	(6)	(5)
Debt securities available-for-sale	8,027	13,738	21,765	3,892	5,013	8,905
Debt securities held-to-maturity	(5,724)	(3,248)	(8,972)	(28)	4,094	4,066
Net loans	46,098	11,398	57,496	44,129	26,528	70,657
Federal Home Loan Bank stock	1,790	(655)	1,135	225	2,614	2,839
Total interest-earning assets	50,223	21,580	71,803	47,748	38,985	86,733
Interest-bearing liabilities:
Savings	(1,117)	5,025	3,908	254	4,591	4,845
Interest-bearing checking	4,893	17,358	22,251	2,306	23,050	25,356
Money market accounts	(1,600)	16,102	14,502	(3,278)	15,306	12,028
Certificates of deposit	7,322	25,229	32,551	9,977	22,896	32,873
Total deposits	9,498	63,714	73,212	9,259	65,843	75,102
Borrowed funds	15,450	8,085	23,535	4,257	7,133	11,390
Total interest-bearing liabilities	24,948	71,799	96,747	13,516	72,976	86,492
(Decrease) increase in net interest income	$25,275	(50,219)	(24,944)	$34,232	(33,991)	241
Comparison of Operating Results for the Year Ended December 31, 2019 and 2018
Net Income.  Net income for the year ended December 31, 2019 was $195.5 million compared to net income of $202.6 million for the year ended December 31, 2018. Included for the year ended December 31, 2019 is $7.8 million of additional income tax expense resulting from the revaluation of our net deferred tax asset as the State of New Jersey provided clarification in December 2019 relating to previously enacted tax law changes. Included in net income for the year ended December 31, 2018 was a $32.8 million loss on the sale of debt securities available-for-sale.
Net Interest Income.  Net interest income decreased by $24.9 million to $655.1 million for the year ended December 31, 2019 from $680.0 million for the year ended December 31, 2018. The net interest margin decreased 22 basis points to 2.54% for the year ended December 31, 2019 from 2.76% for the year ended December 31, 2018.
Interest and Dividend Income. Total interest and dividend income increased by $71.8 million, or 7.4%, to $1.04 billion for the year ended December 31, 2019. Interest income on loans increased by $57.5 million, or 6.7%, to $912.1 million for the year ended December 31, 2019, as a result of a $1.08 billion, or 5.3%, increase in the average balance of net loans to $21.58 billion for the year ended December 31, 2019, primarily attributed to loan originations, offset by paydowns and payoffs. In addition, the weighted average yield on net loans increased 6 basis points to 4.23%. Prepayment penalties, which are included in interest income, totaled $16.8 million for the year ended December 31, 2019 compared to $20.6 million for the year ended December 31, 2018. Interest income on all other interest-earning assets, excluding loans, increased by $14.3 million, or 12.6%, to $128.1 million for the year ended December 31, 2019 which is attributable to an increase of 31 basis points to 3.04% in the weighted average yield on interest-earning assets, excluding loans. In addition, the average balance of all other interest earning assets, excluding loans, increased $31.9 million to $4.21 billion for the year ended December 31, 2019.

Interest Expense. Total interest expense increased by $96.7 million, or 33.5%, to $385.1 million for the year ended December 31, 2019. Interest expense on interest-bearing deposits increased $73.2 million, or 38.8%, to $261.9 million for the year ended December 31, 2019. The weighted average cost of interest-bearing deposits increased 44 basis points to 1.71% for the year ended December 31, 2019. In addition, the average balance of total interest-bearing deposits increased $510.4 million, or 3.5%, to $15.32 billion for the year ended December 31, 2019. Interest expense on borrowed funds increased by $23.5 million, or 23.6%, to $123.3 million for the year ended December 31, 2019. The weighted average cost of borrowings increased 16 basis points to 2.20% for the year ended December 31, 2019. In addition, the average balance of borrowed funds increased $712.3 million, or 14.5%, to $5.61 billion for the year ended December 31, 2019.
Non-Interest Income.  Total non-interest income increased by $43.3 million to $53.4 million for the year ended December 31, 2019. The increase was primarily due to an increase of $26.1 million in non-interest income on securities predominately resulting from a $5.7 million loss on the sale of securities during 2019 as compared to a $32.8 million loss on the sale of securities during 2018. In addition, other income increased $11.8 million primarily attributed to customer swap fee income, gains on our equipment finance portfolio, non-depository investment products and a sale-leaseback transaction.
Non-Interest Expense. Total non-interest expenses were $422.8 million for the year ended December 31, 2019, an increase of $15.1 million, or 3.7%, as compared to the year ended December 31, 2018. This increase was due to an increase of $7.9 million in compensation and fringe benefit expense, an increase of $4.8 million in other non-interest expense, an increase of $4.2 million in data processing and communication expense, and an increase of $2.0 million in professional fees for the year ended December 31, 2019. These increases were partially offset by a decrease of $4.6 million in federal insurance premiums.
Income Taxes. Income tax expense was $91.2 million and $67.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. The effective tax rate was 31.8% for the year ended December 31, 2019 and 25.1% for the year ended December 31, 2018. The increase in the tax rate primarily resulted from the State of New Jersey providing clarification on mandatory combined reporting, causing a remeasurement of the Company’s deferred tax balances.
Comparison of Operating Results for the Year Ended December 31, 2018 and 2017
Refer to “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of 2018 results as compared to 2017 results.
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
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. As of December 31, 2019 and December 31, 2018, the Company had cash flow and fair value hedges with aggregate notional amounts of $2.68 billion and $2.61 billion, respectively. Included in the fair value hedges are $475.0 million in asset swap transactions where fixed rate loan payments are exchanged for variable rate payments. These transactions were executed in an effort to reduce the Company’s exposure to rising rates. During the year ended December 31, 2019, the Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion which had been included in asset swap transactions.
    We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At December 31, 2019, 23.7% of our total loan portfolio was comprised of residential mortgages, of which approximately 28.5% was in variable rate products, while 71.5% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $5.00 billion in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and evaluating the related risks.
Quantitative Analysis. The table below sets forth, as of December 31, 2019, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,300,884	(400,120)	(10.8)%	$639,962	(34,198)	(5.1)%
0bp	$3,701,004	—	—	$674,160	—	—
-100bp	$3,915,477	214,473	5.8%	$690,721	16,561	2.5%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table above indicates that at December 31, 2019, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 10.8% decrease in EVE and a $34.2 million, or 5.1%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 5.8% increase in EVE and a $16.6 million, or 2.5%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
A primary source of funds is cash provided by cash flows on loans and securities. Principal repayments on loans for the years ended December 31, 2019, 2018 and 2017 were $3.66 billion, $3.47 billion and $2.81 billion, respectively. Principal repayments on securities for the years ended December 31, 2019, 2018 and 2017 were $744.0 million, $685.5 million and $660.3 million, respectively. There were sales of securities during years ended December 31, 2019, 2018 and 2017 of $399.4 million, $632.4 million and $102.1 million, respectively. There were no unusual payoffs or paydowns of TruPs for the year ended December 31, 2019. For the year ended December 31, 2018, the Company received proceeds of $7.3 million from the payoff and paydown of TruPs which resulted in $3.2 million of interest income from securities, as well as a gain of $1.2 million recognized as non-interest income. For the year ended December 31, 2017, the Company received proceeds of $3.1 million from the liquidation of one TruP security. As a result, $1.9 million was recognized as interest income from securities.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 totaled $160.7 million, $275.6 million and $302.4 million, respectively. For the years ended December 31, 2019, 2018 and 2017 deposits increased $280.1 million, $222.6 million and $2.08 billion, respectively. Deposit flows are affected by the overall level of and direction of changes in market interest rates, the pricing of products offered by us and our local competitors, and other factors.
For the year ended December 31, 2019, net borrowed funds increased $391.4 million to help fund the growth of the security and loan portfolios and our share repurchases. For the year ended December 31, 2018, net borrowed funds increased $974.1 million. For the year ended December 31, 2017 net borrowed funds decreased $84.7 million.
Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2019, 2018 and 2017, we originated loans of $3.53 billion, $4.15 billion and $3.60 billion, respectively. During the year ended December 31, 2019 we purchased loans of $427.1 million. During the year ended December 31, 2018, excluding loans and leases acquired in the acquisition of the equipment finance portfolio, we purchased loans of $514.0 million. During the year ended December 31, 2017, we purchased loans of $540.9 million. During the year ended December 31, 2019, 2018 and 2017 we purchased securities of $1.27 billion, $1.24 billion and $1.15 billion, respectively. In addition, we utilized $475.9 million, $258.2 million and $59.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, to repurchase shares of our common stock. Included in the shares repurchased during the year ended December 31, 2019 is the Blue Harbour transaction.
At December 31, 2019, we had commitments to originate commercial loans of $407.3 million. Additionally, we had commitments to originate residential loans of approximately $36.5 million. While we purchased residential loans from correspondent banks during 2019, we no longer purchase such loans and have no purchase commitments as of December 31, 2019. Unused home equity lines of credit and undisbursed business and constructions loans totaled approximately $1.62 billion at December 31, 2019. Certificates of deposit due within one year of December 31, 2019 totaled $3.63 billion, or 20.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other retail and commercial deposits and wholesale funding. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay.
Liquidity management is both a short and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $174.9 million. Securities, which provide an additional source of liquidity, totaled $3.85 billion at December 31, 2019, of which $920.5 million are pledged to secure borrowings and municipal deposits. If we require funds beyond our ability to generate them internally, we have wholesale funding alternatives, which provide an additional source of funds. At December 31, 2019, our borrowing capacity at the FHLB was $12.45 billion, of which we had outstanding borrowings of $9.01 billion, which included letters of credit totaling $4.02 billion. In addition, the Bank had unsecured overnight borrowings (Fed Funds) with other financial institutions totaling $750.0 million, of which $400.0 million was outstanding at December 31, 2019.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of our commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes that we use for loans that we originate.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2019. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$1,436,000	1,724,958	1,918,243	300,000	5,379,201
Repurchase agreements	100,000	—	347,910	—	447,910
Operating leases	24,013	67,384	59,503	62,322	213,222
Total	$1,560,013	1,792,342	2,325,656	362,322	6,040,333
During the year ended December 31, 2019, the Company invested in a low income housing tax credit program that qualifies for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities on our Consolidated Balance Sheets. Total commitments entered into in 2019 equal $10.0 million, of which the remaining commitment outstanding equals $9.2 million as of December 31, 2019.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the year ended December 31, 2019, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. These derivatives had an aggregate notional amount of $2.68 billion as of December 31, 2019. The fair value of derivatives designated as hedging activities as of December 31, 2019 was an asset of $559,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange. The Company has also entered into derivatives not designated as hedging activities resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements and interest rate risk management services to commercial customers utilizing interest rate swaps. The fair value of the derivatives resulting from participations in interest rate swaps provided to lenders was a liability of $125,000 and the fair value of the derivatives resulting from customer interest rate risk management services was an asset of $5.4 million, respectively, as of December 31, 2019. Interest rate swaps with customers under interest rate risk management services are offset by interest rate swaps that the Company executes with a third party, which minimizes the Company’s net risk in these transactions.

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
Recent Accounting Pronouncements
See Note 22 in the notes to our Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules” for a description of recent accounting pronouncements already adopted.
New Accounting Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), further amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. Topic 326 pertains to the measurement of credit losses on financial instruments. This update requires the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019.
Subsequent to year-end, the Company adopted the above mentioned ASUs related to Financial Instruments -Credit Losses (Topic 326) as of January 1, 2020, using a modified retrospective approach. Our implementation process included scoping, segmentation and the design of a methodology appropriate for each respective financial instrument.  The process also included the development of loss forecasting models as well as the incorporation of qualitative adjustments. Evaluation of technical accounting topics, updates to our allowance policy documentation, model validation, governance and reporting, processes and related internal controls, as well as overall operational readiness were significant activities completed throughout 2019 in preparation for adoption.
     The Company’s CECL methodology for loans and leases involves the following key factors and assumptions:

•	an estimation method utilizing probability of default and loss given default modeled results which are conditioned by macroeconomic scenarios;

•	a reasonable and supportable forecast period determined based on management’s current review of macroeconomic factors and economic scenarios;

•	a reversion period after the reasonable and supportable forecast period;

•	expected prepayment rates based on the Company’s historical experience; and

•	incorporation of qualitative factors not captured within the modeled results.
Based on several analyses performed in the third and fourth quarter of 2019, as well as an implementation analysis utilizing exposures and forecasts of macroeconomic conditions as of year-end, the Company currently expects the adoption of ASU 2016-13 will result in an allowance for credit losses amount at January 1, 2020 in the range of $215 million to $245 million, which includes unfunded commitments and held to maturity debt securities. The impact will be reflected as a cumulative effect adjustment, net of taxes. At December 31, 2019, the allowance for loan losses totaled $228 million. As the Company is currently finalizing the execution of its implementation controls and processes, the review of the most recent model run and assumptions including qualitative factors, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from our current expectation.
     The cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses upon adoption will not have a material effect on the Company’s capital and regulatory capital amounts and ratios. Federal banking regulatory agencies have provided relief for an initial capital decrease at transition by allowing a phased-in adoption which the Company will not elect.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and also clarify and amend existing guidance. This update will be effective for the Company January 1, 2021 with early adoption permitted. The Company does not expect ASU No. 2019-12 to have a material impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles- Goodwill and Other-Internal-Use Software”. The Company adopted ASU 2018-15 on January 1, 2020. The amendments in this update will be applied prospectively to all implementation costs incurred after the date of adoption. The Company does not expect ASU No. 2018-15 to have a material impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. This update will be effective for the Company January 1, 2021 with early adoption permitted. The Company does not expect ASU 2018-14 to have a material impact on the Company’s Consolidated Financial Statements. This update will be applied on a retrospective basis. The Company will evaluate the effect of ASU 2018-14 on disclosures with regard to employee benefit plans but does not expect a material impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation processes for Level 3 fair value measurements. The update modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarify the purpose of the measurement uncertainty disclosure. The update adds disclosure requirements about the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this update on January 1, 2020. Changes will be applied retrospectively to all periods presented upon the effective date with the exception of the following, which will be applied prospectively: disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement. The adoption of ASU 2018-13 will not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The Company adopted this update on January 1, 2020. The update will be applied prospectively. The Company does not expect ASU No. 2017-04 to have a material impact on the Company’s Consolidated Financial Statements.

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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This report appears on page 65.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 19, 2020.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 19, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 19, 2020. Information regarding equity compensation plans is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 19, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 19, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 19, 2020.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $226.4 million of a total allowance for loan losses of $228.1 million as of December 31, 2019. The ALLL estimate consists of both quantitative and qualitative loss components. The Company determines the ALLL by applying quantitative loss factors to the loans collectively evaluated for impairment for each segment based upon type of loan, risk rating (if applicable) and payment history. Quantitative loss factors for each loan segment are generally determined based on the Company’s historical loss experience over a look-back period. Additionally, the Company adjusts each quantitative loss factor for the loss emergence period of each loan segment. The quantitative loss factors may also be adjusted for qualitative factors, both internal and external to the Company which are made to reflect risks inherent in the portfolio not captured by the quantitative component.

We identified the assessment of ALLL as a critical audit matter because of the complex and significant auditor judgment that was involved. Specifically, complex and subjective auditor judgment was required to assess (1) the methodology and data used to derive the quantitative loss factors developed from the historical loss experience, (2) key assumptions, such as the segmenting of the loan portfolio with similar characteristics, the look-back period and the loss emergence period, (3) individual risk ratings assigned to commercial loans, and (4) development and evaluation of the qualitative factor framework.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALLL process, including controls related to the (1) development of the ALLL methodology, (2) determination of the key factors and assumptions used to estimate the quantitative loss factors, (3) periodic testing of individual risk ratings for commercial loans, (4) determination of the framework used to assess the qualitative factors and (5) analysis of the ALLL results, trends and ratios. We evaluated the segmenting of loans with similar characteristics by assessing the relevant characteristics of the loan portfolio, including the loan type, risk rating and payment status. We tested the relevance of sources of internal and external data and key assumptions, including the look-back period, by evaluating (1) if loss data in the look-back period is representative of the credit characteristics of the current portfolio and (2) the sufficiency of loss data within the look-back period. We assessed the loss emergence period assumptions by considering the Company’s credit risk policies and testing the relevance and reliability of the sources of data and assumptions of the Company’s observable loss experience study. We evaluated the metrics, including the relevance and reliability of the sources of data and assumptions, used to allocate the qualitative factor adjustments.
We involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating:

•	the Company’s allowance for loan losses methodology for compliance with U.S. generally accepted accounting principles,

•	the look-back period assumptions to evaluate the length of that period,

•	the methodology used to develop the loss emergence periods,

•	the individual risk ratings for a selection of commercial loans,

•	the qualitative factor framework used to determine the relevant incremental risks not captured by the quantitative estimate, and

•	the framework used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and credit trends.

/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1954.
Short Hills, New Jersey
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Investors Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
February 28, 2020

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	(In thousands except share data)
ASSETS
Cash and cash equivalents	$174,915	196,891
Equity securities	6,039	5,793
Debt securities available-for-sale, at estimated fair value	2,695,390	2,122,162
Debt securities held-to-maturity, net (estimated fair value of $1,190,104 and $1,558,564 at December 31, 2019 and 2018, respectively)	1,148,815	1,555,137
Loans receivable, net	21,476,056	21,378,136
Loans held-for-sale	29,797	4,074
Federal Home Loan Bank stock	267,219	260,234
Accrued interest receivable	79,313	77,501
Other real estate owned and other repossessed assets	13,538	6,911
Office properties and equipment, net	169,614	177,432
Operating lease right-of-use assets	175,143	—
Net deferred tax asset	64,220	104,411
Bank owned life insurance	218,517	211,914
Goodwill and intangible assets	97,869	99,063
Other assets	82,321	29,349
Total assets	$26,698,766	26,229,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$17,860,338	17,580,269
Borrowed funds	5,827,111	5,435,681
Advance payments by borrowers for taxes and insurance	121,719	129,891
Operating lease liabilities	185,827	—
Other liabilities	81,821	77,837
Total liabilities	24,076,816	23,223,678
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at December 31, 2019 and 2018; 247,439,902 and 286,273,114 outstanding at December 31, 2019 and 2018, respectively	3,591	3,591
Additional paid-in capital	2,822,364	2,805,423
Retained earnings	1,245,793	1,173,897
Treasury stock, at cost; 111,630,950 and 72,797,738 shares at December 31, 2019 and 2018, respectively	(1,352,910)	(884,750)
Unallocated common stock held by the employee stock ownership plan	(78,266)	(81,262)
Accumulated other comprehensive loss	(18,622)	(11,569)
Total stockholders’ equity	2,621,950	3,005,330
Total liabilities and stockholders’ equity	$26,698,766	26,229,008
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

	For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$912,091	854,595	783,938
Securities:
Equity	143	134	139
Government-sponsored enterprise obligations	1,212	1,080	486
Mortgage-backed securities	95,133	80,906	70,827
Municipal bonds and other debt	11,494	13,060	10,762
Interest-bearing deposits	2,805	2,435	2,164
Federal Home Loan Bank stock	17,341	16,206	13,367
Total interest and dividend income	1,040,219	968,416	881,683
Interest expense:
Deposits	261,857	188,645	113,543
Borrowed Funds	123,289	99,754	88,364
Total interest expense	385,146	288,399	201,907
Net interest income	655,073	680,017	679,776
Provision for loan losses	(1,000)	12,000	16,250
Net interest income after provision for loan losses	656,073	668,017	663,526
Non-interest income
Fees and service charges	23,604	22,142	20,326
Income on bank owned life insurance	6,542	5,926	3,742
Gain on loans, net	5,345	2,144	3,187
(Loss) gain on securities, net	(5,536)	(31,604)	1,275
Gain on sale of other real estate owned, net	1,145	923	591
Other income	22,313	10,550	6,516
Total non-interest income	53,413	10,081	35,637
Non-interest expense
Compensation and fringe benefits	243,782	235,928	227,177
Advertising and promotional expense	13,893	13,054	14,411
Office occupancy and equipment expense	63,996	63,539	61,509
Federal deposit insurance premiums	13,200	17,760	16,610
General and administrative	2,222	2,328	3,030
Professional fees	17,308	15,278	38,853
Data processing and communication	31,987	27,810	24,364
Other operating expenses	36,366	31,983	32,620
Total non-interest expenses	422,754	407,680	418,574
Income before income tax expense	286,732	270,418	280,589
Income tax expense	91,248	67,842	153,845
Net income	$195,484	202,576	126,744
Basic earnings per share	$0.75	0.72	0.44
Diluted earnings per share	$0.74	0.72	0.43
Weighted average shares outstanding
Basic	262,202,598	281,925,219	290,183,952
Diluted	262,519,788	282,791,859	291,966,475
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$195,484	202,576	126,744
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	(3,672)	2,622	(745)
Unrealized gains (losses) on debt securities available-for-sale	34,119	(11,296)	(8,148)
Accretion of loss on debt securities reclassified to held to maturity	535	599	468
Reclassification adjustment for security losses (gains) included in net income	4,221	24,202	(765)
Other-than-temporary impairment accretion on debt securities	768	3,085	(1,612)
Net (losses) gains on derivatives arising during the period	(43,024)	(836)	6,063
Total other comprehensive (loss) income	(7,053)	18,376	(4,739)
Total comprehensive income	$188,431	220,952	122,005

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Year ended December 31, 2019, 2018 and 2017

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands except share data)
Balance at December 31, 2016	$3,591	2,765,732	1,053,750	(587,974)	(87,254)	(24,600)	3,123,245
Net income	—	—	126,744	—	—	—	126,744
Effect of adopting ASU No. 2018-02	—	—	4,629	—	—	(4,629)	—
Other comprehensive loss, net of tax	—	—	—	—	—	(110)	(110)
Purchase of treasury stock (4,463,669 shares)	—	—	—	(59,090)	—	—	(59,090)
Treasury stock allocated to restricted stock plan (440,000 shares)	—	(6,329)	1,030	5,299	—	—	—
Compensation cost for stock options and restricted stock	—	20,542	—	—	—	—	20,542
Exercise of stock options	—	(3,689)	—	12,830	—	—	9,141
Restricted stock forfeitures (367,734 shares)	—	4,601	(426)	(4,175)	—	—	—
Cash dividend paid ($0.33 per common share)	—	—	(101,550)	—	—	—	(101,550)
ESOP shares allocated or committed to be released	—	3,533	—	—	2,996	—	6,529
Balance at December 31, 2017	3,591	2,784,390	1,084,177	(633,110)	(84,258)	(29,339)	3,125,451
Net income	—	—	202,576	—	—	—	202,576
Effect of adopting ASU No. 2016-01	—	—	606	—	—	(606)	—
Other comprehensive income, net of tax	—	—	—	—	—	18,376	18,376
Purchase of treasury stock (20,380,355 shares)	—	—	—	(258,175)	—	—	(258,175)
Treasury stock allocated to restricted stock plan (91,982 shares)	—	(1,178)	57	1,121	—	—	—
Compensation cost for stock options and restricted stock	—	18,437	—	—	—	—	18,437
Exercise of stock options	—	(4,280)	—	10,023	—	—	5,743
Restricted stock forfeitures (392,946 shares)	—	4,942	(333)	(4,609)	—	—	—
Cash dividend paid ($0.38 per common share)	—	—	(113,186)	—	—	—	(113,186)
ESOP shares allocated or committed to be released	—	3,112	—	—	2,996	—	6,108
Balance at December 31, 2018	3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	195,484	—	—	—	195,484
Other comprehensive loss, net of tax	—	—	—	—	—	(7,053)	(7,053)
Purchase of treasury stock (39,365,145 shares)	—	—	—	(475,946)	—	—	(475,946)
Treasury stock allocated to restricted stock plan (2,360,919 shares)	—	(29,321)	31	29,290	—	—	—
Compensation cost for stock options and restricted stock	—	19,968	—	—	—	—	19,968
Exercise of stock options	—	(573)	—	1,387	—	—	814
Restricted stock forfeitures (1,940,788 shares)	—	24,347	(1,456)	(22,891)	—	—	—
Cash dividend paid ($0.44 per common share)	—	—	(122,163)	—	—	—	(122,163)
ESOP shares allocated or committed to be released	—	2,520	—	—	2,996	—	5,516
Balance at December 31, 2019	$3,591	2,822,364	1,245,793	(1,352,910)	(78,266)	(18,622)	2,621,950

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$195,484	202,576	126,744
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	25,484	24,545	27,071
Amortization of premiums and accretion of discounts on securities, net	9,251	10,728	15,077
Amortization of premiums and accretion of fees and costs on loans, net	(3,730)	(6,571)	(4,506)
Amortization of other intangible assets	1,520	1,974	2,427
Amortization of debt modification costs	1,186	—	—
Provision for loan losses	(1,000)	12,000	16,250
Depreciation and amortization of office properties and equipment	19,579	17,104	17,421
Loss (gain) on securities, net	5,536	31,604	(1,275)
Mortgage loans originated for sale	(269,773)	(65,525)	(140,171)
Proceeds from mortgage loan sales	247,640	68,202	175,669
Gain on sales of mortgage loans, net	(3,590)	(1,566)	(2,384)
Gain on sale of other real estate owned	(1,145)	(923)	(591)
Income on bank owned life insurance	(6,542)	(5,926)	(3,742)
Amortization of operating lease right-of-use assets	17,608	—	—
Increase in accrued interest receivable	(1,812)	(4,646)	(6,886)
Deferred tax expense	45,624	15,513	100,008
(Increase) decrease in other assets	(42,170)	(23,085)	19,840
Decrease in other liabilities	(78,496)	(429)	(38,542)
Total adjustments	(34,830)	72,999	175,666
Net cash provided by operating activities	160,654	275,575	302,410
Cash flows from investing activities:
Purchases of loans receivable	(427,053)	(514,040)	(540,898)
Net payoffs (originations) of loans receivable	101,227	(703,577)	(807,105)
Proceeds from disposition of loans receivable	227,522	11,477	48,902
Gain on disposition of loans receivable	(1,755)	(1,251)	(803)
Gain on disposition of leased equipment	(5,698)	—	—
Net proceeds from sale of other real estate owned	6,498	6,187	4,751
Proceeds from sales/calls of equity securities	—	—	1,000
Proceeds from principal repayments/calls/maturities of debt securities available for sale	492,419	384,181	338,049
Proceeds from sales of debt securities available for sale	399,435	632,444	102,120
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	251,574	301,309	321,294
Purchases of equity securities	(96)	(90)	(86)
Purchases of debt securities available for sale	(1,034,131)	(1,182,036)	(785,831)
Purchases of debt securities held to maturity	(238,670)	(54,836)	(364,837)
Proceeds from redemptions of Federal Home Loan Bank stock	303,245	252,176	180,599
Purchases of Federal Home Loan Bank stock	(310,230)	(280,866)	(174,265)
Purchases of office properties and equipment	(11,761)	(14,305)	(20,235)
Death benefit proceeds from bank owned life insurance	—	3,618	10,047
Purchases of bank owned life insurance	—	(125,000)	—
Proceeds from surrender of bank owned life insurance contract	—	71,029	—
Cash paid for acquisition	—	(340,183)	—

Net cash used in investing activities	(247,474)	(1,553,763)	(1,687,298)
Cash flows from financing activities:
Net increase in deposits	280,069	222,572	2,076,864
Repayments of principal under finance leases	(2)	—	—
Net increase (decrease) in funds borrowed under other repurchase agreements	197,584	120,000	(23,000)
Net increase (decrease) in borrowed funds	192,660	854,148	(61,718)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(8,172)	25,583	(1,543)
Dividends paid	(122,163)	(113,186)	(101,550)
Exercise of stock options	814	5,743	9,141
Purchase of treasury stock	(475,946)	(258,175)	(59,090)
Net cash provided by financing activities	64,844	856,685	1,839,104
Net (decrease) increase in cash and cash equivalents	(21,976)	(421,503)	454,216
Cash and cash equivalents at beginning of period	196,891	618,394	164,178
Cash and cash equivalents at end of period	$174,915	196,891	618,394
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$12,567	6,674	5,913
Cash paid during the year for:
Interest	$390,359	275,525	197,810
Income taxes	$36,146	69,271	101,948
Significant non-cash transactions
Debt securities transferred from held-to-maturity to available-for-sale	$393,359	—	—
Loans transferred to held-for-sale portfolio	$28,373	—	—
Investment in low income housing tax credit	$10,000	—	—
Right-of-use assets obtained in exchange for new lease liabilities	$2,996	—	—
Acquisitions:
Non-cash assets acquired:
Loans	$—	330,747	—
Goodwill and other intangible assets, net	$—	4,975	—
Total non-cash assets acquired	$—	335,722	—
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
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the periods presented have been included. The results of operations and other data presented for the years ended December 31, 2019, 2018 and 2017 are not necessarily indicative of the results of operations that may be expected for subsequent years.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of deferred tax assets, impairment judgments and fair value regarding securities, stock-based compensation and derivative instruments involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.
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
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $67.7 million at December 31, 2019 and $67.5 million at December 31, 2018.

(c)	Securities
The Company’s securities portfolio includes equity securities, debt securities held-to-maturity and debt securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell a debt security prior to maturity, it is classified as held-to-maturity. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are securities which the Company may sell prior to maturity. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Discounts and premiums on debt securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Realized gains and losses are recognized when securities are sold or called using the specific identification method. Unrealized gains and losses on equity securities are recognized in the Consolidated Statements of Income.
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
Also included in loans receivable are direct finance leases which are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. At the inception of each lease, the Company records a residual value for the leased equipment based on its estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life. On an annual basis, the Company reviews the lease residuals for potential impairment.
The allowance for loan losses is impacted by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the Company’s past loan loss experience (using the appropriate look-back and loss emergence periods), known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic or other conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgments and information available to them at the time of their examinations.
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

(h)	Right-of-Use Assets
The determination of the presence of a lease in a contract is performed at the inception date.  At the lease commencement date, the Company recognizes a right-of-use asset and a related lease liability for leases with an original term longer than twelve months.  Right-of-use assets represent the Corporation’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease initially measured at the present value of future lease payments.  The Company has operating leases for corporate offices, branch location and certain equipment.  Operating leases are capitalized at commencement and are discounted using the rate implicit in the lease unless that amount cannot be readily determined, in which case the Company is required to use its FHLB borrowing rate, which reflects the rates a lender would charge the Company to obtain a collateralized loan.  For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

(i)	Bank Owned Life Insurance
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the Consolidated Balance Sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the Consolidated Statements of Income and insurance proceeds received are generally recorded as a reduction of the carrying value. At December 31, 2019 and 2018, the carrying value is the cash surrender value of $218.5 million and $211.9 million, respectively. During the year ended December 31, 2018, the Company purchased $125.0 million of bank owned life insurance and surrendered the policies with the claims stabilization reserve and deferred acquisition costs for full settlement of $71.0 million. The Company’s current policies do not contain a claims stabilization reserve or any deferred acquisition costs.

(j)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2019, the carrying amount of our goodwill totaled $82.5 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For the year ended December 31, 2019, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 20 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds it implied fair value.

(k)	Other Real Estate Owned and Other Repossessed Assets
Properties and other assets acquired through foreclosure, deed in lieu of foreclosure or repossession are carried at estimated fair value, less estimated selling costs. The estimated fair value of real property is based on independent appraisals. The estimated fair value of repossessed assets is based on cost where market comparable values are not available. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the properties’ estimated fair value are charged to income along with any additional property maintenance and protection expenses incurred in owning the properties.

(l)	Borrowed Funds
    Our FHLB borrowings are advances collateralized by our residential and commercial mortgage portfolios. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $750.0 million, of which $400.0 million was outstanding at December 31, 2019.
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

(m)	Income Taxes
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

(n)	Employee Benefits
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
Effective as of the close of business of December 31, 2016, the SERP II was amended to freeze future benefit accruals subsequent to the 2016 year of service.
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

(o)	Earnings Per Share
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

(p)	Derivative Financial Instruments
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

2. Stock Transactions
Stock Repurchase Programs
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of December 31, 2019.
During the year ended December 31, 2019, the Company purchased 39,365,145 shares at a cost of $475.9 million, or approximately $12.09 per share. During December 2019, we entered into a purchase and sale agreement with Blue Harbour Group, L.P. (“Blue Harbour”), pursuant to which we repurchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate consideration of approximately $335.7 million. This share repurchase was outside of, and did not count toward, our existing share repurchase program. During the year ended December 31, 2018, the Company purchased 20,380,355 shares at a cost of $258.2 million, or approximately $12.67 per share. During the year ended December 31, 2017, the Company purchased 4,463,669 shares at a cost of $59.1 million, or approximately $13.24 per share.
For the years ended December 31, 2019, 2018 and 2017, shares repurchased include 387,477, 395,233 and 313,269 shares, respectively, withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan.
Cash Dividends
Since September 2012, we have paid a quarterly cash dividend. Dividends paid for the years ended December 31, 2019, 2018 and 2017 were $0.44, $0.38 and $0.33, resulting in dividend payout ratios of 59%, 53% and 75%, respectively.

3.     Business Combinations
Gold Coast Bancorp
On July 24, 2019, the Company and Gold Coast Bancorp, Inc. (“Gold Coast”) signed a definitive merger agreement under which the Company will acquire Gold Coast. Consideration will be paid to Gold Coast stockholders in a combination of stock and cash. Under the terms of the merger agreement, 50% of the common shares of Gold Coast will be converted into Investors Bancorp common stock and the remaining 50% will be exchanged for cash. For each share of Gold Coast Bancorp common stock, Gold Coast shareholders will have the option to receive either (i) 1.422 shares of Investors Bancorp common stock, $0.01 par value per share, (ii) a cash payment of $15.75, or (iii) a combination of Investors Bancorp common stock and cash. The foregoing is subject to proration to ensure that, in the aggregate, 50% of Gold Coast’s shares will be converted into Investors Bancorp common stock. Completion of the merger is awaiting receipt of all regulatory approvals. The transaction is not reflected in the Consolidated Financial Statements.

Equipment Finance Portfolio
On February 2, 2018, the Company completed the acquisition of a $345.8 million equipment finance portfolio. The acquisition included a seven-person team of financing professionals to lead the Company’s Equipment Finance Group. This group is part of the Company’s commercial lending group and the loan and lease balances are included within our commercial and industrial loan portfolio. The purchase price of $340.2 million was paid using available cash.
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

4. Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $6.0 million and $5.8 million as of December 31, 2019 and December 31, 2018, respectively. Realized gains and losses from sales of equity securities, as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net gains recognized on equity securities	$150	2	—
Less: Net gains recognized on equity securities sold	—	—	—
Unrealized gains recognized on equity securities	$150	2	—

Debt Securities
The following tables present the carrying value, gross unrealized gains and losses and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses and estimated fair value for held-to-maturity debt securities as of the dates indicated. During the second quarter of 2019, the Company early adopted ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and reclassified $393.1 million of debt securities held-to-maturity to debt securities available-for-sale. See Note 22, Recent Accounting Pronouncements, for further details regarding the adoption of ASU 2019-04.

	At December 31, 2019
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,223,587	17,528	736	1,240,379
Federal National Mortgage Association	1,159,446	18,917	314	1,178,049
Government National Mortgage Association	273,676	3,333	47	276,962
Total debt securities available-for-sale	$2,656,709	39,778	1,097	2,695,390

	At December 31, 2019
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$58,624	—	58,624	188	500	58,312
Municipal bonds	143,151	—	143,151	3,797	43	146,905
Corporate and other debt securities	87,322	14,785	72,537	26,158	—	98,695
Total debt securities held-to-maturity	289,097	14,785	274,312	30,143	543	303,912
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	262,079	134	261,945	3,533	129	265,349
Federal National Mortgage Association	542,583	373	542,210	7,959	307	549,862
Government National Mortgage Association	70,348	—	70,348	633	—	70,981
Total mortgage-backed securities held-to-maturity	875,010	507	874,503	12,125	436	886,192
Total debt securities held-to-maturity	$1,164,107	15,292	1,148,815	42,268	979	1,190,104

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

	At December 31, 2018
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$988,348	6,492	8,190	986,650
Federal National Mortgage Association	980,546	3,560	15,550	968,556
Government National Mortgage Association	165,211	1,745	—	166,956
Total debt securities available-for-sale	$2,134,105	11,797	23,740	2,122,162

	At December 31, 2018
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$41,258	—	41,258	—	1,236	40,022
Municipal bonds	25,513	—	25,513	942	—	26,455
Corporate and other debt securities	66,295	15,854	50,441	36,592	—	87,033
Total debt securities held-to-maturity	133,066	15,854	117,212	37,534	1,236	153,510
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	402,231	595	401,636	112	9,413	392,335
Federal National Mortgage Association	955,237	689	954,548	535	22,687	932,396
Government National Mortgage Association	81,741	—	81,741	—	1,418	80,323
Total mortgage-backed securities held-to-maturity	1,439,209	1,284	1,437,925	647	33,518	1,405,054
Total held-to-maturity securities	$1,572,275	17,138	1,555,137	38,181	34,754	1,558,564

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
At December 31, 2019, corporate and other debt securities include a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPs”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At December 31, 2019 the TruPs had a carrying value and estimated fair value of $47.5 million and $73.3 million, respectively. While all were investment grade at purchase, securities classified as non-investment grade at December 31, 2019 had a carrying value and estimated fair value of $45.8 million and $69.0 million, respectively. Fair value is derived from considering specific assumptions, including terms of the TruPs structure, events of deferrals, defaults and liquidations, the projected cash flow for principal and interest payments, and discounted cash flow modeling.
Debt securities with a carrying value of $920.5 million and an estimated fair value of $932.9 million are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities other than mortgage-backed securities at December 31, 2019, by contractual maturity, are shown below.

	December 31, 2019
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$10,579	10,579
Due after one year through five years	—	—
Due after five years through ten years	55,143	56,690
Due after ten years	208,590	236,643
Total	$274,312	303,912

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018, were as follows:

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$215,160	736	—	—	215,160	736
Federal National Mortgage Association	80,298	297	12,972	17	93,270	314
Government National Mortgage Association	20,078	47	—	—	20,078	47
Total debt securities available-for-sale	315,536	1,080	12,972	17	328,508	1,097
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	31,696	500	—	—	31,696	500
Municipal bonds	23,596	43	—	—	23,596	43
Total debt securities held-to-maturity	55,292	543	—	—	55,292	543
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	20,860	64	11,065	65	31,925	129
Federal National Mortgage Association	7,911	52	37,316	255	45,227	307
Total mortgage-backed securities held-to-maturity	28,771	116	48,381	320	77,152	436
Total debt securities held-to-maturity	84,063	659	48,381	320	132,444	979
Total	$399,599	1,739	61,353	337	460,952	2,076

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$97,137	994	288,916	7,196	386,053	8,190
Federal National Mortgage Association	125,389	2,098	489,337	13,452	614,726	15,550
Total debt securities available-for-sale	222,526	3,092	778,253	20,648	1,000,779	23,740
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	40,022	1,236	40,022	1,236
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,045	553	339,534	8,860	390,579	9,413
Federal National Mortgage Association	214,400	2,449	663,671	20,238	878,071	22,687
Government National Mortgage Association	35,499	492	44,824	926	80,323	1,418
Total mortgage-backed securities held-to-maturity	300,944	3,494	1,048,029	30,024	1,348,973	33,518
Total debt securities held-to-maturity	300,944	3,494	1,088,051	31,260	1,388,995	34,754
Total	$523,470	6,586	1,866,304	51,908	2,389,774	58,494

At December 31, 2019, the majority of gross unrealized losses relate to our mortgage-backed-security portfolio, which is comprised of debt securities issued by U.S. Government Sponsored Enterprises. The fair value of these securities has been positively impacted by changes in interest rates as compared to December 31, 2018. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of its amortized cost basis or maturity.
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
With the assistance of a valuation specialist, we evaluate the credit and performance of each issuer underlying our pooled TruPs. Cash flows for each security are forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At December 31, 2019, 2018 and 2017 management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, non-credit related OTTI recorded on the previously impaired TruPs was $14.8 million ($10.6 million after-tax). This amount is being accreted into income over the estimated remaining life of the securities.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance of credit related OTTI, beginning of period	$80,595	85,768	95,743
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(3,530)	(4,703)	(6,164)
Reductions for securities sold or paid off during the period	—	(470)	(3,811)
Balance of credit related OTTI, end of period	$77,065	80,595	85,768

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2019, the Company received proceeds of $399.4 million on securities sold from the debt securities available-for-sale portfolio resulting in gross realized losses of $5.7 million recognized in non-interest income. Proceeds from the sale were reinvested in higher yielding debt securities. There were no sales of equity securities or debt securities held-to-maturity for the year ended December 31, 2019. The Company recognized unrealized gains on equity securities of $150,000 for the year ended December 31, 2019.
For the year ended December 31, 2018, the Company received proceeds of $632.4 million on its lower yielding mortgage-backed securities sold from the debt securities available-for-sale portfolio resulting in gross realized losses of $32.8 million. Proceeds from the sale were reinvested in higher yielding debt securities. There were no sales of equity securities or debt securities held-to-

maturity for the year ended December 31, 2018; however, the Company received proceeds of $7.3 million from the payoff and paydown of TruPs which resulted in $3.2 million of interest income from securities, as well as a gain of $1.2 million recognized as non-interest income. The Company recognized unrealized gains on equity securities of $2,000 for the year ended December 31, 2018.
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

5. Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2019 and December 31, 2018 was as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Multi-family loans	$7,813,236	8,165,187
Commercial real estate loans	4,827,848	4,783,095
Commercial and industrial loans	2,951,306	2,389,756
Construction loans	262,866	227,015
Total commercial loans	15,855,256	15,565,053
Residential mortgage loans	5,144,229	5,350,504
Consumer and other loans	699,729	707,746
Total loans excluding PCI loans	21,699,214	21,623,303
PCI loans	4,055	4,461
Deferred fees, premiums and other, net (1)	907	(13,811)
Allowance for loan losses	(228,120)	(235,817)
Net loans	$21,476,056	21,378,136

(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.

Allowance for Loan Losses
An analysis of the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of the period	$235,817	230,969	228,373
Loans charged off	(13,132)	(24,090)	(19,209)
Recoveries	6,435	16,938	5,555
Net charge-offs	(6,697)	(7,152)	(13,654)
Provision for loan losses	(1,000)	12,000	16,250
Balance at end of the period	$228,120	235,817	230,969

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

The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Loans acquired are marked to fair value on the date of acquisition with no valuation allowance reflected in the allowance for loan losses. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not an allowance should be ascribed to those loans. PCI loans are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value as determined by the present value of expected future cash flows with no valuation allowance reflected in the allowance for loan losses. For the years ended December 31, 2019 and 2018, the Company recorded charge-offs of $3,000 and $379,000, respectively, related to PCI loans acquired.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.
The allowance for loans collectively evaluated for impairment consists of both quantitative and qualitative loss components. The Company determines the qualitative component by applying quantitative loss factors to the loans collectively evaluated for impairment segregated by type of loan, risk rating (if applicable) and payment history. In addition, the Company’s residential portfolio is subdivided between fixed and adjustable rate loans as adjustable rate loans are deemed to be subject to more credit risk if interest rates rise. Quantitative loss factors for each loan segment are generally determined based on the Company’s historical loss experience over a look-back period. Additionally, management assesses the loss emergence period for the expected losses of each loan segment and adjusts each quantitative loss factor accordingly. The loss emergence period is the estimated time from the date of a loss event (such as a personal bankruptcy) to the actual recognition of the loss (typically via the first full or partial loan charge-off), and is determined based upon a study of the Company’s past loss experience by loan segment. The quantitative loss factors may also be adjusted to account for qualitative factors, both internal and external to the Company, which are made to reflect risks inherent in the portfolio not captured by the quantitative component. This evaluation is based on among other things, loan and delinquency trends, general economic conditions, credit concentrations, industry trends and lending and credit management policies and procedures, but is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be different than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
Our lending emphasis has been the origination of multi-family loans, commercial real estate loans, commercial and industrial loans, one- to four-family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans. The majority of consumer loans are cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property and businesses located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks to our loan portfolio are increases in interest rates, a decline in the general economy, and declines in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific impaired loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Negative changes to appraisal assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed to determine that the resulting values reasonably reflect amounts realizable on the related loans.

The Company obtains an appraisal for all commercial loans that are collateral dependent upon origination. Updated appraisals are generally obtained for substandard loans $1.0 or greater and special mention loans $2.0 million or greater in the process of collection by the Company’s special assets department. This is done in order to determine the specific reserve or charge off needed. As part of the allowance for loan losses process, the Company reviews each collateral dependent commercial loan classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its credit department and special assets department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2019 and 2018:

	December 31, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(2,973)	(151)	(6,833)	—	(2,241)	(934)	—	(13,132)
Recoveries	1,244	2,204	1,203	—	1,448	336	—	6,435
Provision	(7,048)	423	8,942	(670)	(2,592)	44	(99)	(1,000)
Ending balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120

Individually evaluated for impairment	$—	—	—	—	1,686	77	—	1,763
Collectively evaluated for impairment	74,099	50,925	74,396	6,816	15,705	2,471	1,945	226,357
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120

Loans:
Individually evaluated for impairment	$22,169	7,875	12,476	—	26,147	856	—	69,523
Collectively evaluated for impairment	7,791,067	4,819,973	2,938,830	262,866	5,118,082	698,873	—	21,629,691
Loans acquired with deteriorated credit quality	—	3,499	—	—	489	67	—	4,055
Balance at December 31, 2019	$7,813,236	4,831,347	2,951,306	262,866	5,144,718	699,796	—	21,703,269

	December 31, 2018
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance-December 31, 2017	$81,469	56,137	54,563	11,609	21,835	3,099	2,257	230,969
Charge-offs	(2,603)	(7,200)	(7,078)	—	(5,246)	(1,963)	—	(24,090)
Recoveries	17	5,213	9,478	—	2,193	37	—	16,938
Provision	3,993	(5,701)	14,121	(4,123)	1,994	1,929	(213)	12,000
Ending balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Individually evaluated for impairment	$—	—	—	—	2,082	72	—	2,154
Collectively evaluated for impairment	82,876	48,449	71,084	7,486	18,694	3,030	2,044	233,663
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817

Loans:
Individually evaluated for impairment	$32,046	6,623	19,624	—	27,884	570	—	86,747
Collectively evaluated for impairment	8,133,141	4,776,472	2,370,132	227,015	5,322,620	707,176	—	21,536,556
Loans acquired with deteriorated credit quality	—	3,730	—	—	611	120	—	4,461
Balance at December 31, 2018	$8,165,187	4,786,825	2,389,756	227,015	5,351,115	707,866	—	21,627,764

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
The following tables present the risk category of loans as of December 31, 2019 and December 31, 2018 by class of loans excluding PCI loans:

	December 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,326,412	942,438	167,748	376,638	—	—	7,813,236
Commercial real estate	4,023,642	489,514	118,426	196,266	—	—	4,827,848
Commercial and industrial	2,031,148	693,397	111,389	115,372	—	—	2,951,306
Construction	169,236	75,319	—	18,311	—	—	262,866
Total commercial loans	12,550,438	2,200,668	397,563	706,587	—	—	15,855,256
Residential mortgage	5,073,971	14,388	5,429	50,441	—	—	5,144,229
Consumer and other	687,266	9,157	1,174	2,132	—	—	699,729
Total	$18,311,675	2,224,213	404,166	759,160	—	—	21,699,214

	December 31, 2018
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,462,056	1,061,168	313,498	328,465	—	—	8,165,187
Commercial real estate	3,910,282	552,080	162,488	158,245	—	—	4,783,095
Commercial and industrial	1,647,130	571,620	53,861	117,145	—	—	2,389,756
Construction	163,503	35,774	9,200	18,538	—	—	227,015
Total commercial loans	12,182,971	2,220,642	539,047	622,393	—	—	15,565,053
Residential mortgage	5,268,234	12,082	7,712	62,476	—	—	5,350,504
Consumer and other	694,432	8,443	1,650	3,221	—	—	707,746
Total	$18,145,637	2,241,167	548,409	688,090	—	—	21,623,303

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2019 and December 31, 2018 by class of loans, excluding PCI loans:

	December 31, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$45,606	1,946	22,055	69,607	7,743,629	7,813,236
Commercial real estate	7,958	525	3,787	12,270	4,815,578	4,827,848
Commercial and industrial	7,774	2,767	5,053	15,594	2,935,712	2,951,306
Construction	—	—	—	—	262,866	262,866
Total commercial loans	61,338	5,238	30,895	97,471	15,757,785	15,855,256
Residential mortgage	16,954	6,195	27,628	50,777	5,093,452	5,144,229
Consumer and other	9,157	1,174	1,299	11,630	688,099	699,729
Total	$87,449	12,607	59,822	159,878	21,539,336	21,699,214

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$23,098	2,572	33,683	59,353	8,105,834	8,165,187
Commercial real estate	5,491	3,511	2,415	11,417	4,771,678	4,783,095
Commercial and industrial	2,988	867	4,560	8,415	2,381,341	2,389,756
Construction	9,200	—	227	9,427	217,588	227,015
Total commercial loans	40,777	6,950	40,885	88,612	15,476,441	15,565,053
Residential mortgage	13,811	7,712	39,255	60,778	5,289,726	5,350,504
Consumer and other	8,524	1,650	2,830	13,004	694,742	707,746
Total	$63,112	16,312	82,970	162,394	21,460,909	21,623,303

The following table presents non-accrual loans, excluding PCI loans, at the dates indicated:

	December 31, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	8	$23,322	15	$33,940
Commercial real estate	22	11,945	35	12,391
Commercial and industrial	18	12,481	14	19,394
Construction	—	—	1	227
Total commercial loans	48	47,748	65	65,952
Residential mortgage and consumer	255	47,435	320	58,961
Total non-accrual loans	303	$95,183	385	$124,913

Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2019 and December 31, 2018, these loans are comprised of the following:

	December 31, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	2	$2,360	2	$2,817
Commercial and industrial	—	—	2	9,762
Total commercial loans	2	2,360	4	12,579
Residential mortgage and consumer	25	4,218	26	4,006
Total TDR with payment status current classified as non-accrual	27	$6,578	30	$16,585
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	December 31, 2019		December 31, 2018
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Residential mortgage and consumer	18	$3,331	11	$1,810
Total TDR 30-89 days delinquent classified as non-accrual	18	$3,331	11	$1,810

The Company has no loans past due 90 days or more delinquent that are still accruing interest.
PCI loans are excluded from non-accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2019, PCI loans with a carrying value of $4.1 million included $3.9 million of which were current, $26,000 of which were 30-89 days delinquent and $132,000 of which were 90 days or more delinquent. As of December 31, 2018, PCI loans with a carrying value of $4.5 million included $4.1 million of which were current, $229,000 of which were 30-89 days delinquent and $248,000 of which were 90 days or more delinquent.
At December 31, 2019 and 2018, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent loans which totaled $69.5 million and $86.7 million, respectively, with allocations of the allowance for loan losses of $1.8 million and $2.2 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, interest income received and recognized on these loans totaled $1.0 million and $904,000, respectively.
Direct finance leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. On an annual basis, the Company reviews the lease residuals for potential impairment. For the year ended December 31, 2019, the Company reviewed the lease residual under its lease portfolio and recorded an impairment charge of $2.6 million on leased equipment as the fair value of the equipment decreased at a rate greater than originally projected.

The following tables present loans individually evaluated for impairment by portfolio segment as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$22,169	23,581	—	23,298	47
Commercial real estate	7,875	10,913	—	8,127	199
Commercial and industrial	12,476	21,090	—	14,860	351
Construction	—	—	—	—	—
Total commercial loans	42,520	55,584	—	46,285	597
Residential mortgage and consumer	13,783	18,066	—	13,811	267
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,220	13,881	1,763	13,321	153
Total:
Multi-family	22,169	23,581	—	23,298	47
Commercial real estate	7,875	10,913	—	8,127	199
Commercial and industrial	12,476	21,090	—	14,860	351
Construction	—	—	—	—	—
Total commercial loans	42,520	55,584	—	46,285	597
Residential mortgage and consumer	27,003	31,947	1,763	27,132	420
Total impaired loans	$69,523	87,531	1,763	73,417	1,017

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	12,626	17,130	—	11,907	167
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	15,828	16,498	2,154	15,627	280
Total:
Multi-family	32,046	34,199	—	33,656	146
Commercial real estate	6,623	11,896	—	6,611	79
Commercial and industrial	19,624	26,323	—	20,218	232
Construction	—	—	—	—	—
Total commercial loans	58,293	72,418	—	60,485	457
Residential mortgage and consumer	28,454	33,628	2,154	27,534	447
Total impaired loans	$86,747	106,046	2,154	88,019	904

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

The following tables present the total TDR loans at December 31, 2019 and December 31, 2018. There were five residential PCI loans that were previously designated as PCI classified as TDRs at December 31, 2019 and 2018.

	December 31, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$2,362	3	$2,362
Commercial and industrial	3	2,535	2	4,682	5	7,217
Total commercial loans	3	2,535	5	7,044	8	9,579
Residential mortgage and consumer	54	10,549	78	16,458	132	27,007
Total	57	$13,084	83	$23,502	140	$36,586

	December 31, 2018
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$892	1	$892
Commercial real estate	—	—	3	2,859	3	2,859
Commercial and industrial	2	2,070	4	13,479	6	15,549
Total commercial loans	2	2,070	8	17,230	10	19,300
Residential mortgage and consumer	52	11,550	79	16,908	131	28,458
Total	54	$13,620	87	$34,138	141	$47,758

The following tables present information about TDRs that occurred during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019			2018
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	2	$2,440	$2,440	4	$3,664	$3,492
Commercial and industrial	2	1,270	1,270	5	14,682	14,682
Residential mortgage and consumer	14	2,850	2,850	23	4,813	4,813

Post-modification recorded investment represents the net book balance immediately following modification.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $729,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the year ended December 31, 2019. There were $214,000 of charge-offs for collateral dependent TDRs during the year ended December 31, 2018. Of the amount charged off during the year ended December 31, 2018, one borrower subsequently repaid the full amount of outstanding loan principal which resulted in a recovery of $172,000. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.8 million and $2.2 million at December 31, 2019 and 2018, respectively.

Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modifications which qualified as TDRs in the year ended December 31, 2019 had their maturity extended and/or interest rate reduced to current market terms. The commercial loan modifications which qualified as TDRs in the year ended December 31, 2018 had their maturity extended.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019			2018
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Commercial real estate	2	6.30%	4.67%	4	4.42%	4.42%
Commercial and industrial	2	5.66%	5.66%	5	5.96%	5.96%
Residential mortgage and consumer	14	5.07%	4.96%	23	5.10%	4.26%

Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2019 consisted of 2 residential loans with a recorded investment of $152,000. Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2018 consisted of 3 residential loans, 2 commercial real estate loans and 1 multi-family loan with a recorded investment of $584,000, $568,000 and $892,000, respectively, at December 31, 2018.
Loan Sales
For the year ended December 31, 2019, the Company sold $147.2 million of performing commercial loans and $49.2 million of residential performing loans resulting in a gain on sale of $1.8 million. In addition, the Company sold $173,000 of non-performing commercial real estate loans resulting in $29,000 of additional charge offs recorded through the allowance. For the year ended December 31, 2018, there were no sales of loans.
The Company also sold its interest in $23.6 million of leased equipment resulting in a gain on sale of $5.7 million, which is included in other income in the Consolidated Statements of Income for the year ended December 31, 2019. There were no such sales for the year ended December 31, 2018.
6. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Land	$18,048	18,364
Office buildings	70,887	73,960
Leasehold improvements	131,129	130,803
Furniture, fixtures and equipment	108,125	105,118
Construction in process	3,192	3,786
	331,381	332,031
Less accumulated depreciation and amortization	161,767	154,599
	$169,614	177,432

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $19.6 million, $17.1 million and $17.4 million, respectively.

7.     Leases
The Company adopted ASU 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842 on January 1, 2019.  Topic 842 requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. We have operating leases for corporate offices, branch locations and certain equipment. Our leases have remaining lease terms of up to 16 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain of our operating leases for branch locations contain variable lease payments related to consumer price index adjustments.
The following table presents the balance sheet information related to our leases:

December 31, 2019
(Dollars in thousands)
Operating lease right-of-use assets	$175,143
Operating lease liabilities	185,827
Weighted average remaining lease term	9.7 years
Weighted average discount rate	2.74%

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
The following table presents the components of total lease cost recognized in the Consolidated Statements of Income:

Year Ended December 31,
2019
(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$25,245
Short-term lease cost	306
Variable lease cost	(1)
Included in other income:
Sublease income	268
Rental expense under these leases aggregated approximately $24.4 million and $23.7 million for the years ended December 31, 2018 and 2017, respectively.
The following table presents supplemental cash flow information related to leases:

Year Ended December 31,
2019
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$24,497
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	2,996

Future minimum operating lease payments and reconciliation to operating lease liabilities at December 31, 2019:

December 31, 2019
(In thousands)
2020	$24,013
2021	23,888
2022	22,270
2023	21,227
2024	21,162
Thereafter	100,662
Total lease payments	213,222
Less: Imputed interest	(27,395)
Total operating lease liabilities	$185,827

At December 31, 2018, the Company’s minimum operating lease payments for non-cancelable operating leases were $24.4 million, $23.8 million, $23.4 million, $21.7 million and $20.7 million for 2019 through 2023, respectively, and $119.9 million in the aggregate for all years thereafter.

8. Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Mortgage servicing rights	$12,125	11,712
Core deposit premiums	2,530	4,050
Other	668	755
Total other intangible assets	15,323	16,517
Goodwill	82,546	82,546
Goodwill and intangible assets	$97,869	99,063

The following table summarizes other intangible assets as of December 31, 2019 and December 31, 2018:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2019
Mortgage Servicing Rights	$19,368	(7,140)	(103)	12,125
Core Deposit Premiums	20,561	(18,031)	—	2,530
Other	1,150	(482)	—	668
Total other intangible assets	$41,079	(25,653)	(103)	15,323

December 31, 2018
Mortgage Servicing Rights	$19,808	(7,921)	(175)	11,712
Core Deposit Premiums	25,058	(21,008)	—	4,050
Other	1,150	(395)	—	755
Total other intangible assets	$46,016	(29,324)	(175)	16,517

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.67 billion and $1.62 billion at December 31, 2019 and 2018, respectively, all of which relate to mortgage loans. At December 31, 2019 and 2018, the servicing asset, included in intangible assets, had an estimated fair value of $14.1 million and $14.9 million, respectively. For the year ended December 31, 2019, fair value was based on expected future cash flows considering a weighted average discount rate of 12.05%, a weighted average constant prepayment rate on mortgages of 11.04% and a weighted average life of 6.2 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.
The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2020	$425	$1,112	$87
2021	442	756	67
2022	456	466	57
2023	470	195	57
2024	486	—	57

9. Deposits
Deposits are summarized as follows:

	December 31,
	2019			2018
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Non-interest bearing:
Checking accounts	—%	$2,472,232	13.84%	—%	$2,535,848	14.42%
Interest-bearing:
Checking accounts	1.36%	5,512,979	30.87%	1.53%	4,783,563	27.21%
Money market deposits	1.50%	3,817,718	21.37%	1.55%	3,641,070	20.71%
Savings	0.86%	2,050,101	11.48%	0.64%	2,048,941	11.66%
Certificates of deposit	1.67%	4,007,308	22.44%	1.35%	4,570,847	26.00%
Total Deposits	1.21%	$17,860,338	100.00%	1.16%	$17,580,269	100.00%

Included in the above balances for the years ended December 31, 2019 and December 31, 2018 are money market deposits of $266.4 million and $311.0 million, respectively, obtained through brokers and certificates of deposit of $1.31 billion and $1.53 billion, respectively, obtained through brokers.

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2019	2018
	(In thousands)
Within one year	$3,627,229	3,724,359
One to two years	309,934	631,928
Two to three years	42,170	148,773
Three to four years	14,435	41,953
After four years	13,540	23,834
	$4,007,308	4,570,847

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $2.93 billion and $1.87 billion at December 31, 2019 and December 31, 2018, respectively.

Interest expense on deposits consists of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Checking accounts	$84,698	62,447	37,091
Money market deposits	60,896	46,394	34,366
Savings	17,148	13,240	8,395
Certificates of deposit	99,115	66,564	33,691
Total	$261,857	188,645	113,543

10. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2019		2018
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
Other brokers	$447,910	2.16%	$250,000	2.67%
Other borrowed funds:
FHLB advances	4,979,201	2.06%	4,930,681	2.16%
Other	400,000	1.63%	255,000	2.60%
Total other borrowed funds:	5,379,201	2.02%	5,185,681	2.18%
Total borrowed funds	$5,827,111	2.03%	$5,435,681	2.20%

Borrowed funds had scheduled maturities as follows:

	December 31,
	2019		2018
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Within one year	$1,536,000	1.81%	$1,405,130	2.24%
One to two years	525,000	1.82%	1,175,000	2.06%
Two to three years	1,199,958	2.06%	950,000	2.26%
Three to four years	1,694,526	2.20%	700,551	1.98%
Four to five years	571,627	2.10%	900,000	2.19%
After five years	300,000	2.36%	305,000	2.90%
Total borrowed funds	$5,827,111	2.03%	$5,435,681	2.20%

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

The amortized cost and fair value of the underlying securities used as collateral for borrowings are as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$480,501	280,356
Total amortized cost of collateral	$480,501	280,356
Fair value of collateral:
Mortgage-backed securities	$487,322	273,884
Total fair value of collateral	$487,322	273,884

During the years ended December 31, 2019, 2018 and 2017, the maximum month-end balance of the repurchase agreements was $447.9 million, $280.0 million and $153.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2019, 2018 and 2017 was $369.0 million, $202.0 million and $149.0 million, respectively, and the average interest rate was 2.45%, 2.68% and 2.11%, respectively.
At December 31, 2019, our borrowing capacity at the FHLB was $12.45 billion, of which the Company had outstanding borrowings of $9.01 billion, which included letters of credit totaling $4.02 billion. In addition, the Bank had access to unsecured overnight borrowings (Fed Funds) with other financial institutions totaling $750.0 million, of which $400.0 million was outstanding at December 31, 2019.
In June 2019, we prepaid $200.0 million of FHLB advances and a $150.0 million repurchase agreement with a total average interest rate of 3.00% and maturity dates in 2020 and 2021.  The prepaid borrowings were replaced with $200.0 million of FHLB advances and a $150.0 million repurchase agreement with a total average interest rate of 2.55% and maturity dates averaging 4 years.  Included in the interest rate is a prepayment penalty of 0.47%. In August 2019, we prepaid $275.0 million of FHLB advances with a total average interest rate of 2.46% and maturity dates in 2021.  The prepaid borrowings were replaced with $275.0 million of FHLB advances with a total average interest rate of 2.16% and maturity dates of 5 years.  Included in the interest rate is a prepayment penalty of 0.27%.  The prepayment penalties are amortized over the life of the new debt instruments in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

11. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current tax expense:
Federal	$32,881	34,668	47,101
State	12,743	17,661	6,736
	45,624	52,329	53,837
Deferred tax expense (benefit):
Federal	28,784	16,979	105,044
State	16,840	(1,466)	(5,036)
	45,624	15,513	100,008
Total income tax expense	$91,248	67,842	153,845

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
“Expected” federal income tax expense	$60,214	56,788	98,206
State tax, net	19,075	12,487	6,051
Impact of tax law changes	7,823	(2,284)	49,164
Tax exempt interest	(1,519)	(974)	(1,094)
Non-deductible FDIC premiums	1,229	1,636	—
Bank owned life insurance	(1,374)	(1,242)	(1,310)
Excess tax deficiencies (benefits) from employee share-based payments	362	(1,073)	(1,722)
ESOP fair market value adjustment	529	653	1,237
Non-deductible compensation	4,538	2,187	1,451
Other	371	(336)	1,862
Total income tax expense	$91,248	67,842	153,845

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax asset:
Employee benefits	$17,934	27,315
Deferred compensation	562	845
Allowance for loan losses	60,869	67,079
Net unrealized loss on debt securities available-for-sale	—	7,880
Net unrealized loss on hedging activities	11,877	—
ESOP	3,826	3,623
Fair value adjustments related to acquisitions	11,436	15,189
Charitable contribution carryforward	—	888
Loan origination costs	7,510	8,325
State NOL	815	3,604
Other	958	1,775
Gross deferred tax asset	115,787	136,523
Deferred tax liability:
Mortgage servicing rights	3,308	3,555
Premises and equipment	5,686	4,161
Net unrealized gain on debt securities available-for-sale	4,947	—
Net unrealized gain on hedging activities	—	4,946
Equipment financing	37,201	19,124
Other	425	326
Gross deferred tax liability	51,567	32,112
Net deferred tax asset	$64,220	104,411

A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2019 and 2018, there was no valuation allowance.
Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measures its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. On July 1, 2018, New Jersey Assembly Bill 4202 was signed into law, providing significant revisions to New Jersey’s Corporation Business Tax laws. The new legislation provided for temporary increases to the corporate income tax rate for tax years beginning on or after January 1, 2018, as well as mandatory combined reporting effective for tax years beginning after 2018. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was an increase of $2.3 million. In December 2019, a technical bulletin was issued by the State of New Jersey providing clarification on mandatory combined reporting, causing a remeasurement of the Company’s deferred tax balances. This remeasurement resulted in a decrease of $7.8 million to the deferred tax asset. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act. The new law reduced the federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was a decrease of $49.2 million.
At December 31, 2018, a valuation allowance that was previously established for the portion of the state tax benefit related to a prior year charitable contribution was reversed due to the enactment of the New Jersey tax reform, which allowed for charitable contributions at the Company’s standalone entity level to be subtracted from the combined group’s entire net income in future years. Due to the recent clarification, the Company will not be filing as part of the combined group, and therefore the state tax effect of the $9.7 million charitable contribution was written off as of December 31, 2019.
Based upon projections of future taxable income and the ability to carry forward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax asset.
Retained earnings at December 31, 2019 included approximately $45.2 million for which deferred income taxes of approximately $12.4 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2019 and 2018.
The Company files income tax returns in the United States federal jurisdiction, New Jersey, New York and various other state jurisdictions. As of December 31, 2019, the Company is no longer subject to federal income tax examination for years prior to 2014. Investors Bank and its affiliates are currently under audit by the New York State Department of Taxation and Finance for tax years 2015 through 2017. Neither the Company nor its subsidiaries are currently under audit by any other state jurisdiction.

12. Benefit Plans
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
The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. As of December 31, 2016, the annual benefit provided under the Pentegra DB Plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 with no further benefits accrued subsequent to December 31, 2016.
The funded status (fair value of plan assets divided by funding target) as of July 1, 2019 and 2018 was 88.08% and 90.00%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2019.
The Company’s required contribution and pension cost was $4.8 million, $3.8 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The accrued pension liability was $686,000 and $751,000 at December 31,

2019 and 2018, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s expected contribution for the 2020 plan year is approximately $5.0 million.
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
Effective as of the close of business of December 31, 2016, the SERP II was amended to freeze future benefit accruals subsequent to the 2016 year of service.
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
The following table sets forth information regarding the SERP II and the Directors’ Plan:

	December 31,
	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$40,224	42,901
Interest cost	1,588	1,419
Gain due to change in mortality assumption	(423)	(100)
Loss (gain) due to change in discount rate	4,785	(2,822)
Loss due to demographic changes	133	122
Actuarial loss (gain)	591	(435)
Benefits paid	(889)	(861)
Benefit obligation at end of year	46,009	40,224
Funded status	$(46,009)	(40,224)

The unfunded pension benefits of $46.0 million and $40.2 million at December 31, 2019 and 2018, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2019 and 2018, are summarized in the following table.

	December 31,
	2019	2018
	(In thousands)
Net actuarial loss	$8,083	2,997
Total amounts recognized in accumulated other comprehensive loss	$8,083	2,997

The accumulated benefit obligation for the SERP II and the Directors’ Plan was $37.9 million and $37.2 million at December 31, 2019 and 2018, respectively. The measurement date for our SERP II and Directors’ Plan is December 31 for the years ended December 31, 2019 and 2018.
The weighted-average actuarial assumptions used in the plan determinations at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Discount rate	2.88%	3.99%
Rate of compensation increase	—%	—%

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Service cost	$—	—	1,486
Interest cost	1,588	1,419	1,513
Amortization of:
Net loss	—	506	458
Total net periodic benefit cost	$1,588	1,925	3,457

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2019	2018	2017
Discount rate	3.99%	3.34%	3.80%
Rate of compensation increase	—%	—%	—%

Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2020	$2,101
2021	2,744
2022	2,721
2023	2,933
2024	2,903
2025 through 2029	14,677

401(k) Plan
The Company has a 401(k) plan covering substantially all employees provided they meet the eligibility age requirement of age 21. For the years ended December 31, 2019, 2018 and 2017, the Company matched 50% of the first 8% contributed by the participants to the 401(k) plan. For the year ended December 31, 2019, the 401(k) plan included no discretionary profit sharing contribution. For the years ended December 31, 2018 and 2017, the 401(k) plan included a discretionary profit sharing contribution of 1% of eligible earnings for eligible employees. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017 were $3.6 million, $4.8 million and $4.9 million, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company’s initial public stock offering in October 2005, the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $3.92 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2019 was $87.1 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge pro-rata for allocation to participants as loan payments are made.
At December 31, 2019, shares allocated to participants were 6,096,554 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 11,368,750 at December 31, 2019 and had a fair value of $135.5 million. ESOP compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 was $5.1 million, $5.5 million and $5.8 million, respectively, representing the fair value of shares allocated or committed to be released during the year.

The SERP I also provides supplemental benefits to certain executives as designated by the Compensation and Benefits Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by ESOP’s benefit formula due to the Internal Revenue Code. During the years ended December 31, 2019 and 2017, compensation expenses related to this plan amounted to $827,000 and $262,000. During the year ended December 31, 2018, the decline in our stock price resulted in a compensation benefit related to this plan of $672,000.
Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the year ended December 31, 2019, the Company granted 2,360,919 shares of restricted stock awards under the 2015 Plan.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the year ended December 31, 2019, the Company granted 995,216 stock options under the 2015 Plan.
During the year ended December 31, 2018, the Compensation and Benefits Committee approved the issuance of 91,982 restricted stock awards and 50,000 stock options to certain officers under the 2015 Plan. During the year ended December 31, 2018, it was determined that the performance-based stock awards granted during 2015 were achieved at 70% of target based upon the performance criteria. This resulted in 70% of these performance-based stock awards being earned and converted to time-based stock awards that vest over a service period and the balance being forfeited. During the year ended December 31, 2017, the Compensation and Benefits Committee approved the issuance of 440,000 restricted stock awards and 93,800 stock options to certain officers under the 2015 Plan.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the period presented below:

	For the Year Ended December 31,
	2019(1)	2018	2017
Weighted average expected life (in years)	4.83	6.50	6.50
Weighted average risk-free rate of return	1.86%	2.80%	2.05%
Weighted average volatility	19.92%	17.71%	24.12%
Dividend yield	3.96%	2.78%	2.45%
Weighted average fair value of options granted	$0.89	$1.94	$2.91
Total stock options granted	995,216	50,000	93,800

(1) Includes assumptions for the Replacement Award granted in 2019.

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

The following table presents the share-based compensation expense for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Stock option expense	$5,935	5,554	5,994
Restricted stock expense	14,026	12,799	14,548
Total share-based compensation expense	$19,961	18,353	20,542

The following is a summary of the status of the Company’s restricted shares as of December 31, 2019 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	3,477,747	$12.69
Granted(1)	2,360,919	12.42
Vested	(1,022,664)	12.67
Forfeited(1)(2)	(1,921,650)	12.54
Outstanding and non-vested at December 31, 2019	2,894,352	$12.57

(1) Reflects the impact of the shareholder litigation settlement as noted below.
(2) Excludes 19,138 shares forfeited in connection with the shareholder litigation settlement which had vested prior to December 31, 2018.
Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2019 is $27.6 million over a weighted average period of 2.85 years.
The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,216,047	$12.43	6.5	$522
Granted(1)	995,216	12.53	5.7
Exercised	(111,802)	7.28	3.0
Forfeited(1)	(5,182,431)	12.53
Expired	(262,569)	12.46
Outstanding at December 31, 2019	5,654,461	$12.46	5.5	$363
Exercisable at December 31, 2019	2,955,780	$12.39	5.5	$356

(1) Reflects the impact of the shareholder litigation settlement as noted below.
The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 were $0.89, $1.94 and $2.91 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2019 is $9.4 million over a weighted average period of 2.04 years.

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

13. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2019, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. See Note 7, Leases, for further details on rental commitments.
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
At December 31, 2019, the Company had commitments to originate total commercial loans of $407.3 million. Additionally, the Company had commitments to originate residential loans of approximately $36.5 million. While we purchased residential loans from correspondent banks during 2019, we no longer purchase such loans and have no such commitment as of December 31, 2019. Unused home equity lines of credit and undisbursed business and construction lines totaled approximately $1.62 billion at December 31, 2019. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
Our portfolio contains interest-only and no income verification mortgage loans. At December 31, 2019 and 2018, interest-only residential and consumer loans totaled $28.3 million and $43.7 million, respectively, which represented less than 1% of the residential and consumer portfolio. We no longer originate residential mortgage loans without verifying income. At December 31, 2019 and 2018, these loans totaled $143.1 million and $172.4 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. As of December 31, 2019 and 2018, these loans totaled $1.23 billion and $1.19 billion, respectively. As part of its underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, the Company evaluates its policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the year ended December 31, 2019, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed-rate assets. These derivatives had an aggregate notional amount of $2.68 billion as of December 31, 2019. The fair value of derivatives designated as hedging activities as of December 31, 2019 was an asset of $559,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange. The Company has also entered into derivatives not designated as hedging activities resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements and interest rate risk management services to commercial customers utilizing interest rate swaps. The fair value of the derivatives resulting from participations in interest rate swaps provided to lenders was a liability of $125,000 as of December 31, 2019. The fair value of the derivatives resulting from customer interest rate risk management services was an asset of $5.4 million as of December 31, 2019.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2019, the Company had commitments of approximately $62.6 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $43.9 million to sell loans at December 31, 2019. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $30.8 million at December 31, 2019. The fair values of these obligations were immaterial at December 31, 2019. At December 31, 2019, the Company had no commercial letters of credit outstanding.
Other Commitments
During the year ended December 31, 2019, the Company invested in a low income housing tax credit program that qualifies for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities on our Consolidated Balance Sheets. Total commitments entered into in 2019 equal $10.0 million, of which the remaining commitment outstanding equals $9.2 million as of December 31, 2019.

14. Derivatives and Hedging Activities
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $10.2 million will be reclassified as an increase to interest expense.
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
The Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion during the year ended December 31, 2019. The terminated swaps were due to mature in February 2020.
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

Fair Values of Derivative Instruments on the Balance Sheet

		Asset Derivatives						Liability Derivatives
	At December 31, 2019			At December 31, 2018			At December 31, 2019			At December 31, 2018
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
	(In millions)		(In thousands)	(In millions)		(In thousands)	(In millions)		(In thousands)	(In millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$2,675	Other assets	$559	$—	Other assets	$—	$—	Other liabilities	$—	$2,605	Other liabilities	$432
Total derivatives designated as hedging instruments			$559			$—			$—			$432

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$652	Other assets	$5,430	$—	Other assets	$—	$—	Other liabilities	$—	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	125	18	Other liabilities	66
Total derivatives not designated as hedging instruments			$5,430			$—			$125			$66

The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) as of December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of (loss) gain recognized in other comprehensive income (loss)	$(56,448)	$893
Amount of gain reclassified from accumulated other comprehensive income (loss) to interest expense	3,399	2,056

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2019 and 2018.

		Years Ended December 31,
		2019	2018
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$6,287	$294
Derivatives designated as hedging instruments [1]	Interest income on loans	(6,712)	(366)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain reclassified from accumulated other comprehensive income (loss)	Interest expense on borrowings	3,399	2,056
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$2,974	$1,984

[1] The amount includes gains on both active fair value hedging relationships and relationships which have been terminated.
As of December 31, 2019 and 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Balance sheet location	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Loans receivable, net (1)	$478,120	$1,005,294	$6,426	$294
(1) At December 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.41 billion; the cumulative basis adjustments associated with these hedging relationships was $6.4 million; and the amounts of the designated hedged items were $478.1 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets/(Liabilities) as of December 31, 2019 includes $3.3 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2019:

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative
		Years Ended December 31,
		2019	2018
		(In thousands)
Other Contracts	Other income / (expense)	$(5)	211
Total		$(5)	211

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018. The net amounts of derivative liabilities and assets can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 15, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
December 31, 2019
Assets:
Derivative contracts	$821	$—	$821	$—	$—	$821
Liabilities:
Derivative contracts	$125	$—	$125	$—	$—	$125

December 31, 2018
Liabilities:
Derivative contracts	$498	$—	$498	$—	$—	$498

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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018.

	Carrying Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Equity securities	$6,039	6,039	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,240,379	—	1,240,379	—
Federal National Mortgage Association	1,178,049	—	1,178,049	—
Government National Mortgage Association	276,962	—	276,962	—
Total debt securities available-for-sale	$2,695,390	—	2,695,390	—
Interest rate swaps	$5,989	—	5,989	—
Liabilities:
Derivatives:
Other contracts	125	—	125	—
Total derivatives	$125	—	125	—

	Carrying Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Equity securities	$5,793	5,793	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$986,650	—	986,650	—
Federal National Mortgage Association	968,556	—	968,556	—
Government National Mortgage Association	166,956	—	166,956	—
Total debt securities available-for-sale	$2,122,162	—	2,122,162	—
Liabilities:
Derivatives:
Interest rate swaps	$432	—	432	—
Other contracts	66	—	66	—
Total derivatives	$498	—	498	—

There have been no changes in the methodologies used at December 31, 2019 from December 31, 2018, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2019.
There were no Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2019 and December 31, 2018.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2019, the fair value model used prepayment speeds ranging from 6.60% to 29.10% and a discount rate of 12.05% for the valuation of the mortgage servicing rights. At December 31, 2018, the fair value model used prepayment speeds ranging from 4.98% to 27.30% and a discount rate of 12.50% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Impaired Loans Receivable
Loans which meet certain criteria are individually evaluated for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraiser for collateral-dependent loans. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Appraisals were generally discounted in a range of 0% to 25%. For non collateral-dependent loans, management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
Other Real Estate Owned and Other Repossessed Assets
Other Real Estate Owned and Other Repossessed Assets are recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value of foreclosed real estate property is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0% to 25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a writedown is recorded through expense. The valuation of foreclosed and repossessed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.

Loans Held For Sale
Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, the Company uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics.
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2019 and December 31, 2018. For the three months ended December 31, 2019 there was no change to the carrying value of impaired loans or loans held for sale. For the three months ended December 31, 2018, there was no change to the carrying value of MSR or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	6.6%	29.1%	11.04%	$10,409	—	—	10,409
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	2.70%	262	—	—	262
						$10,671	—	—	10,671

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2018
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
Impaired loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	1.0%	83.0%	11.20%	$15,148	—	—	15,148
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	10.50%	241	—	—	241
						$15,389	—	—	15,389

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$174,915	174,915	174,915	—	—
Equities	6,039	6,039	6,039	—	—
Debt securities available-for-sale	2,695,390	2,695,390	—	2,695,390	—
Debt securities held-to-maturity	1,148,815	1,190,104	—	1,116,771	73,333
FHLB stock	267,219	267,219	267,219	—	—
Loans held for sale	29,797	29,797	—	29,797	—
Net loans	21,476,056	21,563,627	—	—	21,563,627
Derivative financial instruments	5,989	5,989	—	5,989	—
Financial liabilities:
Deposits, other than time deposits	$13,853,030	13,853,030	13,853,030	—	—
Time deposits	4,007,308	4,007,342	—	4,007,342	—
Borrowed funds	5,827,111	5,834,895	—	5,834,895	—
Derivative financial instruments	125	125	—	125	—

	December 31, 2018
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$196,891	196,891	196,891	—	—
Equities	5,793	5,793	5,793	—	—
Debt securities available-for-sale	2,122,162	2,122,162	—	2,122,162	—
Debt securities held-to-maturity	1,555,137	1,558,564	—	1,476,565	81,999
FHLB stock	260,234	260,234	260,234	—	—
Loans held for sale	4,074	4,074	—	4,074	—
Net loans	21,378,136	21,085,185	—	—	21,085,185
Financial liabilities:
Deposits, other than time deposits	$13,009,422	13,009,422	13,009,422	—	—
Time deposits	4,570,847	4,546,991	—	4,546,991	—
Borrowed funds	5,435,681	5,398,553	—	5,398,553	—
Derivative financial instruments	498	498	—	498	—

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2019, the Company and the Bank met the currently applicable Conservation Buffer of 2.5%.
As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company’s category.

The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2019 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019 (1)
Bank:
Tier 1 Leverage Ratio	$2,197,188	8.22%	$1,069,276	4.000%	$1,336,595	5.00%
Common equity tier 1 risk-based	2,197,188	11.03%	1,394,527	7.000%	1,294,918	6.50%
Tier 1 Risk-Based Capital	2,197,188	11.03%	1,693,355	8.500%	1,593,746	8.00%
Total Risk-Based Capital	2,426,233	12.18%	2,091,791	10.500%	1,992,182	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$2,553,447	9.53%	$1,072,095	4.000%	n/a	n/a
Common equity tier 1 risk-based	2,553,447	12.78%	1,399,008	7.000%	n/a	n/a
Tier 1 Risk-Based Capital	2,553,447	12.78%	1,698,795	8.500%	n/a	n/a
Total Risk-Based Capital	2,782,493	13.92%	2,098,512	10.500%	n/a	n/a

	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018 (1)
Bank:
Tier 1 Leverage Ratio	$2,660,183	10.28%	$1,034,893	4.000%	$1,293,616	5.00%
Common equity tier 1 risk-based	2,660,183	13.41%	1,264,973	6.375%	1,289,776	6.50%
Tier 1 Risk-Based Capital	2,660,183	13.41%	1,562,613	7.875%	1,587,417	8.00%
Total Risk-Based Capital	2,896,998	14.60%	1,959,467	9.875%	1,984,271	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$2,925,743	11.29%	$1,036,821	4.000%	n/a	n/a
Common equity tier 1 risk-based	2,925,743	14.71%	1,267,950	6.375%	n/a	n/a
Tier 1 Risk-Based Capital	2,925,743	14.71%	1,566,291	7.875%	n/a	n/a
Total Risk-Based Capital	3,162,558	15.90%	1,964,080	9.875%	n/a	n/a
(1) For purposes of calculating Tier 1 leverage ratio, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.
(2) Prompt corrective action provisions do not apply to the bank holding company.

17. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$209,879	145,570
Equity securities	1,033	1,033
Debt securities held-to-maturity (estimated fair value of $25,362 and $5,034 at December 31, 2019 and 2018, respectively)	25,000	5,000
Investment in subsidiary	2,265,690	2,739,770
ESOP loan receivable	87,148	88,885
Other assets	37,973	38,604
Total Assets	$2,626,723	3,018,862
Liabilities and Stockholders’ Equity:
Total liabilities	$4,773	13,531
Total stockholders’ equity	2,621,950	3,005,331
Total Liabilities and Stockholders’ Equity	$2,626,723	3,018,862

Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income:
Interest on ESOP loan receivable	$4,889	4,086	3,481
Dividend from subsidiary	675,000	289,200	131,400
Interest on deposit with subsidiary	2	2	2
Interest and dividends on investments	424	256	277
Gain on securities, net	—	130	—
Other income	12	11	2
	680,327	293,685	135,162
Expenses:
Interest expense	193	193	144
Other expenses	2,265	2,671	2,578
Income before income tax expense	677,869	290,821	132,440
Income tax expense	1,457	43	276
Income before undistributed earnings of subsidiary	676,412	290,778	132,164
(Dividend in excess of earnings) equity in undistributed earnings of subsidiary	(480,928)	(88,202)	(5,420)
Net income	$195,484	202,576	126,744

 Other Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$195,484	202,576	126,744
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	534
Total other comprehensive income	—	—	534
Total comprehensive income	$195,484	202,576	127,278

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$195,484	202,576	126,744
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend in excess of earnings (equity in undistributed earnings of subsidiary)	480,928	88,202	5,420
Gain on securities transactions, net	—	(130)	—
Decrease in other assets	11,362	19,409	14,678
(Decrease) Increase in other liabilities	(2,906)	4,374	1,346
Net cash provided by operating activities	684,868	314,431	148,188
Cash flows from investing activities:
Purchases of debt securities held-to-maturity	(20,000)	—	—
Proceeds from principal repayments on equity securities	—	—	1,000
Principal collected on ESOP loan	1,737	1,909	2,045
Net cash (used in) provided by investing activities	(18,263)	1,909	3,045
Cash flows from financing activities:
Loan to ESOP	(5,000)	—	—
Purchase of treasury stock	(475,946)	(258,175)	(59,090)
Exercise of stock options	813	5,743	9,141
Dividends paid	(122,163)	(113,186)	(101,550)
Net cash used in financing activities	(602,296)	(365,618)	(151,499)
Net increase (decrease) in cash and cash equivalents	64,309	(49,278)	(266)
Cash and cash equivalents at beginning of year	145,570	194,848	195,114
Cash and cash equivalents at end of year	$209,879	145,570	194,848

18. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2019 and 2018.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$256,217	259,068	264,554	260,380
Interest expense	93,539	99,900	100,102	91,605
Net interest income	162,678	159,168	164,452	168,775
Provision for loan losses	3,000	(3,000)	(2,500)	1,500
Net interest income after provision for loan losses	159,678	162,168	166,952	167,275
Non-interest income	11,194	6,981	14,780	20,458
Non-interest expenses	103,409	103,804	108,718	106,823
Income before income tax expense	67,463	65,345	73,014	80,910
Income tax expense	19,305	18,721	21,042	32,180
Net income	$48,158	46,624	51,972	48,730
Basic earnings per common share	$0.18	0.18	0.20	0.19
Diluted earnings per common share	$0.18	0.18	0.20	0.19

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$231,567	238,402	244,026	254,421
Interest expense	59,083	67,101	77,100	85,115
Net interest income	172,484	171,301	166,926	169,306
Provision for loan losses	2,500	4,000	2,000	3,500
Net interest income after provision for loan losses	169,984	167,301	164,926	165,806
Non-interest income	9,110	11,478	10,287	(20,794)
Non-interest expenses	101,085	102,584	101,788	102,223
Income before income tax expense	78,009	76,195	73,425	42,789
Income tax expense	20,084	19,098	19,201	9,459
Net income	$57,925	57,097	54,224	33,330
Basic earnings per common share	$0.20	0.20	0.19	0.12
Diluted earnings per common share	$0.20	0.20	0.19	0.12

19. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$195,484	$202,576	$126,744

Shares
Weighted-average common shares outstanding - basic	262,202,598	281,925,219	290,183,952
Effect of dilutive common stock equivalents(1)	317,190	866,640	1,782,523
Weighted-average common shares outstanding - diluted	262,519,788	282,791,859	291,966,475

Earnings per common share
Basic	$0.75	$0.72	$0.44
Diluted	$0.74	$0.72	$0.43

(1) For the years ended December 31, 2019, 2018 and 2017, there were 6,468,307, 9,761,548, and 10,246,677 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

20. Comprehensive Income

The components of comprehensive income, gross and net of tax, are as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$286,732	(91,248)	195,484	270,418	(67,842)	202,576	280,589	(153,845)	126,744
Other comprehensive (loss) income:
Change in funded status of retirement obligations	(5,108)	1,436	(3,672)	3,647	(1,025)	2,622	313	(1,058)	(745)
Unrealized gains (losses) on debt securities available-for-sale	44,934	(10,815)	34,119	(15,925)	4,629	(11,296)	(7,714)	(434)	(8,148)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	777	(242)	535	834	(235)	599	1,243	(775)	468
Reclassification adjustment for security losses (gains) included in net income	5,690	(1,469)	4,221	32,848	(8,646)	24,202	(1,275)	510	(765)
Other-than-temporary impairment accretion on debt securities	1,068	(300)	768	4,291	(1,206)	3,085	1,614	(3,226)	(1,612)
Net (losses) gains on derivatives arising during the period	(59,847)	16,823	(43,024)	(1,163)	327	(836)	6,209	(146)	6,063
Total other comprehensive (loss) income	(12,486)	5,433	(7,053)	24,532	(6,156)	18,376	390	(5,129)	(4,739)
Total comprehensive income	$274,246	(85,815)	188,431	294,950	(73,998)	220,952	280,979	(158,974)	122,005

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2019 and 2018:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized (losses) gains on debt securities available-for-sale and gains included in net income	Other-than-temporary impairment accretion on debt securities	Unrealized gains (losses) on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	(3,672)	535	38,340	768	(43,024)	(7,053)
Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)

Balance - December 31, 2017	$(5,640)	(1,520)	(21,184)	(14,482)	13,487	(29,339)
Net change	2,622	599	12,906	3,085	(836)	18,376
Reclassification due to the adoption of ASU No. 2016-01	—	—	(606)	—	—	(606)
Balance - December 31, 2018	$(3,018)	$(921)	$(8,884)	$(11,397)	$12,651	$(11,569)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2019	2018
	(In thousands)
Reclassification adjustment for losses included in net income
Loss on securities, net	$5,690	32,848
Change in funded status of retirement obligations
Adjustment of net obligation	56	(137)
Amortization of net (gain) loss	(8)	517
Compensation and fringe benefits	48	380
Reclassification adjustment for unrealized gains on derivatives
Interest expense	(3,399)	(2,056)
Total before tax	2,339	31,172
Income tax expense	(403)	(8,226)
Net of tax	$1,936	22,946

21. Revenue Recognition
The Company’s contracts with customers in the scope of Topic 606, Revenue from Contracts with Customers, are contracts for deposit accounts and contracts for non-deposit investment accounts through a third-party service provider. Both types of contracts result in non-interest income being recognized. The revenue resulting from deposit accounts, which includes fees such as insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of fees and service charges on the consolidated statements of income. The revenue resulting from non-deposit investment accounts is included as a component of other income on the Consolidated Statements of Income.

Revenue from contracts with customers included in fees and service charges and other income was as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue from contracts with customers included in:
Fees and service charges	$15,780	13,394	12,868
Other income	9,520	8,321	4,929
Total revenue from contracts with customers	$25,300	21,715	17,797

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third-party service provider as services are rendered.

22. Recent Accounting Pronouncements

Standards Adopted in 2019
Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
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
January 1, 2020 Early adoption permitted
The Company early adopted ASU 2019-04 on June 13, 2019. Since the Company has already adopted ASUs 2016-01 and 2017-12, the related amendments were effective for the Company as of June 13, 2019. As part of the adoption, the Company reclassified $393.1 million of debt securities held-to-maturity to debt securities available-for-sale. The Company did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12. Entities that did not reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12 and elect to reclassify debt securities upon adoption of the amendments in this update are required to reflect the reclassification as of the date of adoption of this update. Entities that reclassified debt securities from held to-maturity to available-for-sale upon adoption of the amendments in ASU 2017-12 are not permitted to make any additional reclassifications.

Standards Adopted in 2019
Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
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
January 1, 2019
Upon adoption, the Company recognized operating lease right-of-use assets and related operating lease liabilities totaling $193.3 million and $200.7 million, respectively. The Company adopted this amendment utilizing a modified retrospective approach and the optional transition method under which we use the effective date as the date of initial application of the amendments. The modified retrospective approach includes practical expedients such that we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. See Note 7 for expanded disclosures.

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

Standards Adopted in 2019
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

23. Subsequent Events
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
On January 29, 2020, the Company declared a cash dividend of $0.12 per share. The $0.12 dividend per share was paid to stockholders on February 25, 2020, with a record date of February 10, 2020.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger by and among Investors Bancorp, Inc. and Gold Coast Bancorp, Inc. dated as of July 24, 2019 (15)

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

4.2	Description of Registrant’s Securities

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Acknowledgement and Consent Agreement between Kevin Cummings and Investors Bancorp, Inc. (12)

10.3	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.4	Acknowledgement and Consent Agreement between Domenick Cama and Investors Bancorp, Inc. (12)

10.5	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.6	Amendment to Amended and Restated Employment Agreement with Richard S. Spengler (3)

10.7	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (4)

10.8	Amendment to Amended and Restated Employment Agreement with Paul Kalamaras (3)

10.9	Acknowledgement and Consent Agreement between Paul Kalamaras and Investors Bancorp, Inc. (13)

10.10	Employment Agreement Investors Bancorp, Inc. and Sean Burke (5)

10.11	Amendment to Employment Agreement with Sean Burke (3)

10.12	Investors Bancorp, Inc. 2015 Equity Incentive Plan (6)

10.13	First Amendment to the Investors Bancorp, Inc. 2015 Equity Incentive Plan (11)

10.14	Investors Bancorp, Inc. 2006 Equity Incentive Plan (7)

10.15	Investors Bank Executive Officer Annual Incentive Plan (8)

10.16	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan (1)

10.17	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.18	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated December 19, 2016 (10)

10.19	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan dated February 29, 2016 (10)

10.20	Investors Bank Amended and Restated Director Retirement Plan (1)

10.21	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.22	Investors Bank Deferred Directors Fee Plan (1)

10.23	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (9)

10.24	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (9)

10.25	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (9)

10.26	Split Dollar Life Insurance Agreement between Marathon National Bank of New York and Paul Stathoulopoulos, as assumed by Investors Bank (14)

10.27	Agreement between Investors Bancorp, Inc. and Blue Harbour Group, L.P. (11)

10.28	Purchase Agreement dated December 17, 2019 between Investors Bancorp, Inc. and Blue Harbour Group, L.P. (16)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

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

(14)
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2019.

(15)
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on July 30, 2019.

(16)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on December 18, 2019.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date:	February 28, 2020	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

/s/ Domenick Cama Domenick Cama	Director, President and Chief Operating Officer	February 28, 2020

/s/ Sean Burke Sean Burke	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 28, 2020

/s/ Robert C. Albanese Robert C. Albanese	Director	February 28, 2020

/s/ Dennis M. Bone Dennis M. Bone	Director	February 28, 2020

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	February 28, 2020

/s/ William Cosgrove William Cosgrove	Director	February 28, 2020

/s/ James Garibaldi James Garibaldi	Director	February 28, 2020

/s/ Michele N. Siekerka Michele N. Siekerka	Director	February 28, 2020

/s/ Paul N. Stathoulopoulos Paul N. Stathoulopoulos	Director	February 28, 2020

/s/ James H. Ward III James H. Ward III	Director	February 28, 2020