Form 10-Q
period 2020-03-31
Investors Bancorp, Inc.
filed 2020-05-08
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 1, 2020, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 250,166,371 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
Cash and cash equivalents	$672,020	174,915
Equity securities	6,140	6,039
Debt securities available-for-sale, at estimated fair value	2,575,446	2,695,390
Debt securities held-to-maturity, net (estimated fair value of $1,169,054 and $1,190,104 at March 31, 2020 and December 31, 2019, respectively)	1,111,525	1,148,815
Loans receivable, net	21,050,096	21,476,056
Loans held-for-sale	36,311	29,797
Federal Home Loan Bank stock	269,127	267,219
Accrued interest receivable	78,451	79,313
Other real estate owned and other repossessed assets	9,551	13,538
Office properties and equipment, net	167,200	169,614
Operating lease right-of-use assets	170,549	175,143
Net deferred tax asset	83,992	64,220
Bank owned life insurance	219,913	218,517
Goodwill and intangible assets	97,635	97,869
Other assets	129,588	82,321
Total assets	$26,677,544	26,698,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$18,184,626	17,860,338
Borrowed funds	5,466,663	5,827,111
Advance payments by borrowers for taxes and insurance	149,561	121,719
Operating lease liabilities	181,917	185,827
Other liabilities	100,019	81,821
Total liabilities	24,082,786	24,076,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 359,070,852 issued at March 31, 2020 and December 31, 2019; 247,404,464 and 247,439,902 outstanding at March 31, 2020 and December 31, 2019, respectively	3,591	3,591
Additional paid-in capital	2,826,288	2,822,364
Retained earnings	1,247,028	1,245,793
Treasury stock, at cost; 111,666,388 and 111,630,950 shares at March 31, 2020 and December 31, 2019, respectively	(1,353,246)	(1,352,910)
Unallocated common stock held by the employee stock ownership plan	(77,517)	(78,266)
Accumulated other comprehensive loss	(51,386)	(18,622)
Total stockholders’ equity	2,594,758	2,621,950
Total liabilities and stockholders’ equity	$26,677,544	26,698,766
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$224,529	224,890
Securities:
Equity	33	37
Government-sponsored enterprise obligations	306	266
Mortgage-backed securities	22,584	23,630
Municipal bonds and other debt	3,375	2,522
Interest-bearing deposits	840	535
Federal Home Loan Bank stock	4,432	4,337
Total interest and dividend income	256,099	256,217
Interest expense:
Deposits	53,179	65,422
Borrowed funds	29,637	28,117
Total interest expense	82,816	93,539
Net interest income	173,283	162,678
Provision for credit losses	31,226	3,000
Net interest income after provision for credit losses	142,057	159,678
Non-interest income
Fees and service charges	6,026	5,335
Income on bank owned life insurance	1,396	1,577
Gain on loans, net	1,846	433
Gain on securities, net	202	64
Gain on sale of other real estate owned, net	740	224
Other income	4,450	3,561
Total non-interest income	14,660	11,194
Non-interest expense
Compensation and fringe benefits	60,392	60,998
Advertising and promotional expense	2,363	3,612
Office occupancy and equipment expense	15,951	16,171
Federal deposit insurance premiums	4,401	3,300
General and administrative	534	484
Professional fees	3,983	2,940
Data processing and communication	7,792	7,999
Other operating expenses	7,142	7,905
Total non-interest expenses	102,558	103,409
Income before income tax expense	54,159	67,463
Income tax expense	14,647	19,305
Net income	$39,512	48,158
Basic earnings per share	$0.17	0.18
Diluted earnings per share	$0.17	0.18
Weighted average shares outstanding
Basic	233,262,860	267,664,063
Diluted	233,632,841	268,269,730
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$39,512	48,158
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	20	13
Unrealized gains on debt securities available-for-sale	37,628	16,239
Accretion of loss on debt securities reclassified to held to maturity	56	113
Other-than-temporary impairment accretion on debt securities	180	180
Net losses on derivatives	(70,648)	(15,651)
Total other comprehensive (loss) income	(32,764)	894
Total comprehensive income	$6,748	49,052

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	48,158	—	—	—	48,158
Other comprehensive income, net of tax	—	—	—	—	—	894	894
Purchase of treasury stock (6,208,379 shares)	—	—	—	(73,732)	—	—	(73,732)
Treasury stock allocated to restricted stock plan (119,663 shares)	—	(1,511)	50	1,461	—	—	—
Compensation cost for stock options and restricted stock	—	4,573	—	—	—	—	4,573
Exercise of stock options	—	(65)	—	233	—	—	168
Restricted stock forfeitures (137,066 shares)	—	1,731	(94)	(1,637)	—	—	—
Cash dividend paid ($0.11 per common share)	—	—	(30,991)	—	—	—	(30,991)
ESOP shares allocated or committed to be released	—	681	—	—	749	—	1,430
Balance at March 31, 2019	$3,591	2,810,832	1,191,020	(958,425)	(80,513)	(10,675)	2,955,830

Balance at December 31, 2019	$3,591	2,822,364	1,245,793	(1,352,910)	(78,266)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Net income	—	—	39,512	—	—	—	39,512
Other comprehensive loss, net of tax	—	—	—	—	—	(32,764)	(32,764)
Purchase of treasury stock (84,389 shares)	—	—	—	(932)	—	—	(932)
Treasury stock allocated to restricted stock plan (64,923 shares)	—	(700)	(90)	790	—	—	—
Compensation cost for stock options and restricted stock	—	3,896	—	—	—	—	3,896
Exercise of stock options	—	—	—	—	—	—	—
Restricted stock forfeitures (15,973 shares)	—	197	(3)	(194)	—	—	—
Cash dividend paid ($0.12 per common share)	—	—	(29,693)	—	—	—	(29,693)
ESOP shares allocated or committed to be released	—	531	—	—	749	—	1,280
Balance at March 31, 2020	$3,591	2,826,288	1,247,028	(1,353,246)	(77,517)	(51,386)	2,594,758
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$39,512	48,158
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,176	6,003
Amortization of premiums and accretion of discounts on securities, net	2,204	1,822
Amortization of premiums and accretion of fees and costs on loans, net	(316)	(2,063)
Amortization of other intangible assets	286	399
Amortization of debt modification costs	591	—
Provision for credit losses	31,226	3,000
Depreciation and amortization of office properties and equipment	5,279	4,667
Gain on securities, net	(202)	(64)
Mortgage loans originated for sale	(90,738)	(27,556)
Proceeds from mortgage loan sales	85,802	25,226
Gain on sales of mortgage loans, net	(1,579)	(423)
Gain on sale of other real estate owned	(740)	(224)
Income on bank owned life insurance	(1,396)	(1,577)
Amortization of lease right-of-use assets	4,830	3,180
Decrease (increase) in accrued interest receivable	862	(4,916)
Deferred tax (benefit) expense	(829)	3,637
Increase in other assets	(47,339)	(11,152)
Decrease in other liabilities	(100,282)	(31,565)
Net cash (used in) provided by operating activities	(67,653)	16,552
Cash flows from investing activities:
Purchases of loans receivable	(60,000)	(91,265)
Net payoffs (originations) of loans receivable	450,712	(36,517)
Proceeds from disposition of loans receivable	12,896	636
Gain on disposition of loans receivable	(267)	(10)
Gain on disposition of leased equipment	(266)	—
Net proceeds from sale of other real estate owned	4,510	1,308
Proceeds from principal repayments/calls/maturities of debt securities available for sale	167,284	69,023
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	68,414	57,219
Purchases of equity securities	(23)	(23)
Purchases of debt securities available for sale	—	(83,282)
Purchases of debt securities held to maturity	(33,807)	(18,501)
Proceeds from redemptions of Federal Home Loan Bank stock	58,134	71,276
Purchases of Federal Home Loan Bank stock	(60,042)	(69,991)
Purchases of office properties and equipment	(2,865)	(4,700)
Net cash provided by (used in) investing activities	604,680	(104,827)
Cash flows from financing activities:
Net increase in deposits	324,288	49,730
Repayments of principal under finance leases	(388)	—
Net (decrease) increase in borrowed funds	(361,000)	113,906
Principal applied on affordable housing project advance	(39)	—
Net increase in advance payments by borrowers for taxes and insurance	27,842	18,386
Dividends paid	(29,693)	(30,991)
Exercise of stock options	—	168

Purchase of treasury stock	(932)	(73,732)
Net cash (used in) provided by financing activities	(39,922)	77,467
Net increase (decrease) in cash and cash equivalents	497,105	(10,808)
Cash and cash equivalents at beginning of period	174,915	196,891
Cash and cash equivalents at end of period	$672,020	186,083
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$—	1,245
Cash paid during the year for:
Interest	83,725	95,114
Income taxes	3,100	3,921
Significant non-cash transactions:
Initial recognition of operating lease right-of-use assets	—	193,290
Initial recognition of operating lease liabilities	—	200,694
Right-of-use assets obtained in exchange for new lease liabilities	558	18
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2019 Annual Report on Form 10-K. Certain
reclassifications have been made in the consolidated financial statements to conform with current year classifications.

Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. At adoption, the Company increased its allowance for credit losses by $11.7 million, comprised of $12.7 million and $2.6 million, respectively, for unfunded commitments and held-to-maturity debt securities, partially offset by a decrease of $3.6 million for loans. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $8.5 million, net of tax.
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments and represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through the provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for loan and security losses is reported separately as contra-assets to loans and securities on the consolidated balance sheet. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheet in other liabilities. The provision for credit losses related to loans, unfunded commitments and debt securities is reported on the consolidated statement of income.
Allowance for Credit Losses On Loans Receivable
The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans in the pool. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the allowance on an individual basis. The Company evaluates the segmentation at least annually to determine whether loans continue to share similar risk characteristics. Loans are charged off against the allowance when the Company believes the loan balances become uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit. The Company’s segments for loans include multi-family, commercial real estate, commercial and industrial, construction, residential and consumer.

The Company calculates estimated credit loss on its loan portfolio typically using a probability of default and loss given default quantitative model methodology. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount. For a small portion of the loan portfolio, i.e. unsecured consumer loans, small business loans and loans to individuals, the Company utilizes a loss rate method to calculate the expected credit loss of that asset segment.
The Company estimates the allowance for credit losses on loans using relevant available information from internal and external sources related to past events and current conditions as well as the incorporation of reasonable and supportable forecasts. The Company evaluates the use of multiple economic scenarios and the weighting of those scenarios on a quarterly basis. The scenarios that are chosen and the amount of weighting given to each scenario depend on a variety of factors including third party economists and firms, industry trends and other available published economic information.
After the reasonable and supportable forecast period, the Company reverts to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.
Also included in the allowance for loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions described above. For example, factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, the effect of external factors such as competition, and the legal and regulatory requirements, among other. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built on historical data.
Individually evaluated
On a case-by-case basis, the Company may conclude a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Company individually evaluates loans that meet the following criteria for expected credit loss, as the Company has determined that these loans generally do not share similar risk characteristics with other loans in the portfolio:

•	Commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status;

•	Troubled debt restructured loans; and

•
Other commercial loans with greater than $1.0 million in outstanding principal, if management has specific information that it is probable they will not collect all principal amounts due under the contractual terms of the loan agreement.

When the Company determines that the loan no longer shares similar risk characteristics of other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable, to ensure that the credit loss is not delayed until actual loss. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.
Acquired assets
Acquired assets are included in the Company's calculation of the allowance for credit losses. How the allowance on an acquired asset is recorded depends on whether or not it has been classified as a Purchased Financial Asset with Credit Deterioration (“PCD”). PCD assets are assets acquired at a discount that is due, in part, to credit quality. PCD assets are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an allowance for credit losses at acquisition. The allowance for PCD assets is recorded through a gross-up effect, while the allowance for acquired non-PCD assets such as loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which assets are PCD and non-PCD can have a significant effect on the accounting for these assets.
Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans. Additionally, TDR identification for acquired loans (PCD and non-PCD) will be consistent with the TDR identification for originated loans.

Allowance for Credit Losses On Debt Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed residential securities, municipal bonds, trust preferred securities (“TruPs”) and other. Nearly all of the mortgage-backed securities in the Company's portfolio are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S government, are highly rated by major rating agencies and have a long history of no credit losses and therefore the expectation of non-payment is zero. Other securities consist primarily of investments in pooled trust preferred securities.
At each reporting period, the Company evaluates whether the securities in a segment continue to exhibit similar risk characteristics as the other securities in the segment. If the risk characteristics of a security change, such that they are no longer similar to other securities in the segment, the Company will evaluate the security with a different segment that shares more similar risk characteristics.
In estimating the net amount expected to be collected for mortgage-backed residential securities and municipal bonds, a range of historical losses method is utilized.  In estimating the net amount expected to be collected for TruPs, the Company employs a single scenario forecast methodology.  The scenario is informed by historical industry default data as well as current and near term operating conditions for the banks and other financial institutions that are the underlying issuers. In addition, prepayment assumptions are included in the analysis of the individually assessed TruPs applied at the collateral level.
Allowance for Credit Losses On Off-Balance Sheet Credit Exposures
The Company is required to include the unfunded commitment that is expected to be funded in the future within the allowance calculation. The Company participates in lending that results in an off-balance sheet unfunded commitment balance. The Company currently underwrites funding commitments with conditionally cancelable language. To determine the expected funding balance remaining, the Company uses a historical utilization rate for each of the segments to calculate the expected commitment balance. The reserve percentage for each respective loan portfolio is applied to the remaining unused portion of the expected commitment balance and the expected funded commitment in determining the allowance for credit loss on off-balance sheet credit exposures.
Troubled Debt Restructuring
The Company has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the Company has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these restructurings would not be classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above criteria (e.g., current payment status at December 31, 2019), the Company is applying the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

2.     Stock Transactions
Stock Repurchase Program
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of March 31, 2020.
During the three months ended March 31, 2020, the Company purchased 84,389 shares at a cost of approximately $932,000, or $11.04 per share. All shares purchased during the three months ended March 31, 2020 were purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan and the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

3.     Business Combinations
Gold Coast Bancorp
On July 24, 2019, the Company and Gold Coast Bancorp, Inc. (“Gold Coast”) signed a definitive merger agreement under which the Company will acquire Gold Coast. Consideration will be paid to Gold Coast stockholders in a combination of stock and cash. Under the terms of the merger agreement, 50% of the common shares of Gold Coast will be converted into Investors Bancorp common stock and the remaining 50% will be exchanged for cash. For each share of Gold Coast Bancorp common stock, Gold Coast shareholders will have the option to receive either (i) 1.422 shares of Investors Bancorp common stock, $0.01 par value per share, (ii) a cash payment of $15.75, or (iii) a combination of Investors Bancorp common stock and cash. The foregoing is subject to proration to ensure that, in the aggregate, 50% of Gold Coast’s shares will be converted into Investors Bancorp common stock. The transaction is not reflected in the Consolidated Financial Statements as the transaction was completed in April 2020. See Note 18 - Subsequent Events for more information on this transaction.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$39,512	$48,158

Shares
Weighted-average common shares outstanding - basic	233,262,860	267,664,063
Effect of dilutive common stock equivalents (1)	369,981	605,667
Weighted-average common shares outstanding - diluted	233,632,841	268,269,730

Earnings per common share
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

(1) For the three months ended March 31, 2020 and 2019, there were 5,798,379 and 10,278,975 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $6.1 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net gains recognized on equity securities	$78	64
Less: Net gains recognized on equity securities sold	—	—
Unrealized gains recognized on equity securities	$78	64

Debt Securities
The following tables present the carrying value, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At March 31, 2020
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,145,187	37,179	3,150	1,179,216
Federal National Mortgage Association	1,085,924	45,411	19	1,131,316
Government National Mortgage Association	256,245	8,669	—	264,914
Total debt securities available-for-sale	$2,487,356	91,259	3,169	2,575,446

	At March 31, 2020
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$42,195	—	42,195	2,796	—	44,991
Municipal bonds	164,196	—	164,196	5,311	365	169,142
Corporate and other debt securities	87,702	14,535	73,167	16,641	1,867	87,941
Total debt securities held-to-maturity	294,093	14,535	279,558	24,748	2,232	302,074
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	251,101	117	250,984	8,617	—	259,601
Federal National Mortgage Association	519,444	316	519,128	20,484	—	539,612
Government National Mortgage Association	64,850	—	64,850	2,917	—	67,767
Total mortgage-backed securities held-to-maturity	835,395	433	834,962	32,018	—	866,980
Total debt securities held-to-maturity	$1,129,488	14,968	1,114,520	56,766	2,232	1,169,054
Allowance for credit losses			2,995
Total debt securities held-to-maturity, net of allowance for credit losses			1,111,525

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the previously recorded other than temporary charge related to other non-credit factors and is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale debt securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized gains and losses of held-to-maturity debt securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other than temporary impairment charge is recognized on a held-to-maturity security, through the date of the balance sheet. Effective January 1, 2020, held-to-maturity debt securities are evaluated for credit losses to determine if an allowance is necessary. Any allowance required is recorded through the provision for credit losses.

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

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$192,879	3,150	—	—	192,879	3,150
Federal National Mortgage Association	12,447	19	—	—	12,447	19
Total debt securities available-for-sale	205,326	3,169	—	—	205,326	3,169
Held-to-maturity:
Debt securities:
Municipal bonds	34,049	365	—	—	34,049	365
Corporate and other debt securities	26,507	1,867	—	—	26,507	1,867
Total debt securities held-to-maturity	60,556	2,232	—	—	60,556	2,232
Total	$265,882	5,401	—	—	265,882	5,401

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$215,160	736	—	—	215,160	736
Federal National Mortgage Association	80,298	297	12,972	17	93,270	314
Government National Mortgage Association	20,078	47	—	—	20,078	47
Total debt securities available-for-sale	315,536	1,080	12,972	17	328,508	1,097
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	31,696	500	—	—	31,696	500
Municipal bonds	23,596	43	—	—	23,596	43
Total debt securities held-to-maturity	55,292	543	—	—	55,292	543
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	20,860	64	11,065	65	31,925	129
Federal National Mortgage Association	7,911	52	37,316	255	45,227	307
Total mortgage-backed securities held-to-maturity	28,771	116	48,381	320	77,152	436
Total debt securities held-to-maturity	84,063	659	48,381	320	132,444	979
Total	$399,599	1,739	61,353	337	460,952	2,076

We conduct periodic reviews of individual securities to assess whether an allowance for credit loss is required. Held-to-maturity debt securities are evaluated for expected credit loss utilizing a historical loss methodology, or a discounted cash flows approach which is assessed against the book value of the investment security excluding accrued interest. Refer to Note 1, Summary of Significant Accounting Principles, for additional information. Available-for-sale debt securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value.
The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FGLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FGLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At March 31, 2020, our held-to-maturity debt securities portfolio had an allowance for credit losses of $3.0 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled trust preferred securities (“TruPs”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At March 31, 2020, the TruPs had a carrying value before allowance for credit losses and estimated fair value of $48.2 million and $63.1 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.
At March 31, 2020, the entire available-for-sale debt securities portfolio was comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of March 31, 2020, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.
For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to page 82 in Note 4 to the consolidated financial statements included under Item 15. Exhibits and Financial Statement Schedules in the Company’s December 31, 2019 Form 10-K.
Debt securities with a carrying value before allowance for credit losses of $1.08 billion and an estimated fair value of $1.11 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at March 31, 2020, by contractual maturity, are shown below.

	March 31, 2020
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$3,079	3,079
Due after one year through five years	—	—
Due after five years through ten years	38,853	40,250
Due after ten years	237,626	258,745
Total	$279,558	302,074

Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2020, there were no sales of equity or debt securities; however, the Company received proceeds of $16.5 million from the call of a held-to-maturity security which resulted in a gain of $124,000. The Company recognized net unrealized gains on equity securities of $78,000 for the three months ended March 31, 2020.
For the three months ended March 31, 2019, there were no sales of equity or debt securities. The Company recognized net unrealized gains on equity securities of $64,000 for the three months ended March 31, 2019.

6.    Loans Receivable, Net
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three months ended March 31, 2020 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP. The detail of the loan portfolio as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Multi-family loans	$7,619,676	7,813,236
Commercial real estate loans	4,682,009	4,831,347
Commercial and industrial loans	3,055,501	2,951,306
Construction loans	274,588	262,866
Total commercial loans	15,631,774	15,858,755
Residential mortgage loans	4,955,755	5,144,718
Consumer and other loans	698,580	699,796
Total loans	21,286,109	21,703,269
Deferred fees, premiums and other, net (1)	7,275	907
Allowance for credit losses	(243,288)	(228,120)
Net loans	$21,050,096	21,476,056

(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged.
The Company has lending policies and procedures that provide target market, underwriting and other criteria for identified lending segments to codify the level of credit risk the Company is willing to accept. Approval authority levels are delegated to qualified individuals and approval bodies for the extension of credit within the guidance of these policies and procedures. In addition, the Company maintains an independent loan review department that reviews and validates risk assessment on a continual basis.
The Company assigns ratings to borrowers and transactions based on the assessment of a borrower’s ability to service their debt based on relevant information such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.
In connection with the adoption of Topic 326 on January 1, 2020, the Company implemented new risk rating models for borrowers and transactions within its commercial loan portfolio. The risk rating methodology transitioned to a dual risk rating framework which bifurcates ratings into probability of default (PD) and loss given default (LGD). Relevant risks are evaluated prior to approving a transaction to determine if the transaction is within the Company’s risk appetite and the appropriate rating. Strong credit analysis requires current, reliable financial information and documented assessment of the customer’s:

•	ability to perform in accordance with the terms of the credit, including adherence to covenants;

•	assets and liabilities, liquidity, net worth, and contingent and other off-balance sheet items;

•	tax liabilities;

•	cash reserves and ability to convert assets to cash;

•	income statement and the sources, level, stability, and quality of earnings:

•	projected performance, sensitized for stressed circumstances; and

•	industry performance relative to peers and industry.
Each commercial credit facility is assigned a PD and LGD rating for the purpose of informing a credit decision, facilitating the determination of the expected level of credit loss and other portfolio management activities (as well as relationship profitability). The dual risk rating framework and risk rating methodologies allow for consistent determination of risk across the Commercial business as indicated by the risk rating assigned. The methodology used by the Bank applies the same criteria for identification of a credit as for the regulatory definitions of risk ratings:
Pass - “Pass” assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Watch - A “Watch” asset has all the characteristics of a Pass asset but warrants more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential and consumer loans delinquent 30-59 days are considered watch if not a troubled debt restructuring (“TDR”).
Special Mention - A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential and consumer loans delinquent 60-89 days are considered special mention if not a TDR.
Substandard - A “Substandard” asset is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential and consumer loans delinquent 90 days or greater as well as TDRs are considered substandard.
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

The following tables presents the risk category of loans as of March 31, 2020 and December 31, 2019 by class of loan:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	219,004	767,974	1,410,733	815,118	1,375,990	2,265,686	12,434	6,866,939
Watch	7,160	18,773	70,644	106,416	52,957	178,850	202	435,002
Special mention	—	—	7,497	6,526	45,627	31,035	—	90,685
Substandard	—	—	—	6,281	48,824	171,448	497	227,050
Total Multi-family	226,164	786,747	1,488,874	934,341	1,523,398	2,647,019	13,133	7,619,676
Commercial real estate
Pass	128,867	853,834	759,383	517,293	619,812	1,445,920	22,391	4,347,500
Watch	5,750	—	4,528	18,170	35,002	27,939	—	91,389
Special mention	—	—	—	6,072	12,784	59,914	—	78,770
Substandard	—	1,000	2,357	15,568	13,897	131,528	—	164,350
Total Commercial real estate	134,617	854,834	766,268	557,103	681,495	1,665,301	22,391	4,682,009
Commercial and industrial
Pass	213,051	844,283	416,862	186,638	203,740	488,618	251,751	2,604,943
Watch	10,728	45,596	35,063	79,411	16,460	51,367	11,360	249,985
Special mention	—	—	35,899	22,932	—	37,997	4,438	101,266
Substandard	212	4,047	24,000	3,752	26,335	24,787	16,174	99,307
Total Commercial and industrial	223,991	893,926	511,824	292,733	246,535	602,769	283,723	3,055,501
Construction
Pass	13,096	40,974	75,642	20,264	—	8,975	80,445	239,396
Watch	8,560	—	—	—	—	—	8,321	16,881
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	18,311	18,311
Construction	21,656	40,974	75,642	20,264	—	8,975	107,077	274,588
Residential mortgage
Pass	82,520	640,248	687,947	760,168	512,627	2,200,254	—	4,883,764
Watch	—	703	—	1,946	782	13,832	—	17,263
Special mention	—	—	520	—	1,114	4,053	—	5,687
Substandard	—	—	399	458	780	47,299	105	49,041
Total residential mortgage	82,520	640,951	688,866	762,572	515,303	2,265,438	105	4,955,755
Consumer and other
Pass	1,210	10,751	7,683	10,126	12,471	74,615	568,994	685,850
Watch	—	—	—	—	184	463	7,402	8,049
Special mention	—	—	—	—	128	—	1,984	2,112
Substandard	—	—	—	—	—	1,921	648	2,569
Consumer and other	1,210	10,751	7,683	10,126	12,783	76,999	579,028	698,580
Total	$690,158	3,228,183	3,539,157	2,577,139	2,979,514	7,266,501	1,005,457	21,286,109

	December 31, 2019
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,326,412	942,438	167,748	376,638	—	—	7,813,236
Commercial real estate	4,023,642	489,514	118,426	199,765	—	—	4,831,347
Commercial and industrial	2,031,148	693,397	111,389	115,372	—	—	2,951,306
Construction	169,236	75,319	—	18,311	—	—	262,866
Total commercial loans	12,550,438	2,200,668	397,563	710,086	—	—	15,858,755
Residential mortgage	5,074,334	14,414	5,429	50,541	—	—	5,144,718
Consumer and other	687,302	9,157	1,174	2,163	—	—	699,796
Total	$18,312,074	2,224,239	404,166	762,790	—	—	21,703,269

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans:

	March 31, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$59,157	—	22,206	81,363	7,538,313	7,619,676
Commercial real estate	23,871	322	3,698	27,891	4,654,118	4,682,009
Commercial and industrial	6,119	5,176	7,792	19,087	3,036,414	3,055,501
Construction	—	—	—	—	274,588	274,588
Total commercial loans	89,147	5,498	33,696	128,341	15,503,433	15,631,774
Residential mortgage	19,043	6,187	27,449	52,679	4,903,076	4,955,755
Consumer and other	8,050	2,112	1,786	11,948	686,632	698,580
Total	$116,240	13,797	62,931	192,968	21,093,141	21,286,109

	December 31, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$45,606	1,946	22,055	69,607	7,743,629	7,813,236
Commercial real estate	7,958	525	3,787	12,270	4,819,077	4,831,347
Commercial and industrial	7,774	2,767	5,053	15,594	2,935,712	2,951,306
Construction	—	—	—	—	262,866	262,866
Total commercial loans	61,338	5,238	30,895	97,471	15,761,284	15,858,755
Residential mortgage	16,980	6,195	27,729	50,904	5,093,814	5,144,718
Consumer and other	9,157	1,174	1,330	11,661	688,135	699,796
Total	$87,475	12,607	59,954	160,036	21,543,233	21,703,269

The following table presents non-accrual loans at the date indicated:

	March 31, 2020
	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	9	$23,432
Commercial real estate	21	11,385
Commercial and industrial	22	17,007
Total commercial loans	52	51,824
Residential mortgage and consumer	258	46,587
Total non-accrual loans	310	$98,411

The Company recognized $444,000 of interest income on non-accrual loans during the three months ended March 31, 2020.
Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the present value of expected cash flows or the fair value of the collateral as of the reporting date. When management determines that the fair value of collateral securing a collateral dependent loan inadequately covers the balance of net principal, the net principal balance is written down to the fair value of the collateral, net of estimated selling costs as applicable, rather than assigning an allowance. See Note 15, Fair Value Measurements, for information regarding the valuation process for collateral dependent loans.
The following table presents individually evaluated collateral-dependent loans by class of loans at the date indicated:

	March 31, 2020
	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$22,081	—	22,081
Commercial real estate	7,592	—	7,592
Commercial and industrial	4,319	11,182	15,501
Construction	—	—	—
Total commercial loans	33,992	11,182	45,174
Residential mortgage and consumer	26,168	120	26,288
Total collateral-dependent loans	$60,160	11,302	71,462
The following table presents non-accrual loans at the date indicated:

	December 31, 2019
	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	8	$23,322
Commercial real estate	22	11,945
Commercial and industrial	18	12,482
Total commercial loans	48	47,749
Residential mortgage and consumer	260	47,566
Total non-accrual loans	308	$95,315

Included in the non-accrual tables above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2020 and December 31, 2019, these loans are comprised of the following:

	March 31, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	2	$2,347	2	$2,360
Residential mortgage and consumer	26	4,325	25	4,218
Total TDR with payment status current classified as non-accrual	28	$6,672	27	$6,578
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	March 31, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Residential mortgage and consumer	15	$2,281	18	$3,331
Total TDR 30-89 days delinquent classified as non-accrual	15	$2,281	18	$3,331

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

The following tables present the total TDR loans at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	2	$2,347	2	$2,347
Commercial and industrial	3	2,730	2	4,207	5	6,937
Total commercial loans	3	2,730	4	6,554	7	9,284
Residential mortgage and consumer	52	10,103	78	16,184	130	26,287
Total	55	$12,833	82	$22,738	137	$35,571

	December 31, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$2,362	3	$2,362
Commercial and industrial	3	2,535	2	4,682	5	7,217
Total commercial loans	3	2,535	5	7,044	8	9,579
Residential mortgage and consumer	54	10,549	78	16,458	132	27,007
Total	57	$13,084	83	$23,502	140	$36,586

The following tables present information about TDRs that occurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial	1	$933	$933	—	$—	$—
Residential mortgage and consumer	—	—	—	6	1,664	1,664

Post-modification recorded investment represents the net book balance immediately following modification.
Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge-offs for collateral dependent TDRs during the three months ended March 31, 2020. There were $477,000 in charge-offs for a TDR of an unsecured commercial and industrial loan during the three months ended March 31, 2019. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.4 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively.
Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modification which qualified as a TDR in the three months ended March 31, 2020 had its maturity extended. There were no commercial loan modifications in the three months ended March 31, 2019.
The Company began entering into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been classified as TDR, and therefore are not included in the discussion below. For more information on the criteria for classifying loans as TDRs, see Note 1, Summary of Significant Accounting Principles.

The following tables present information about pre and post modification interest yield for TDRs which occurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial and industrial	1	4.75%	4.75%	—	—%	—%
Residential mortgage and consumer	—	—%	—%	6	5.26%	4.90%

Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2020 consisted of 2 residential loans with a recorded investment of $149,000 at March 31, 2020. Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2019 consisted of 1 residential loan with a recorded investment of $270,000 at March 31, 2019.
The following table presents, under previously applicable GAAP, loans individually evaluated for impairment by portfolio segment as of December 31, 2019:

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family	$22,169	23,581	—	23,298	47
Commercial real estate	7,875	10,913	—	8,127	199
Commercial and industrial	12,476	21,090	—	14,860	351
Construction	—	—	—	—	—
Total commercial loans	43	56	—	46	1
Residential mortgage and consumer	13,783	18,066	—	13,811	267
With an allowance recorded:
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial loans	—	—	—	—	—
Residential mortgage and consumer	13,220	13,881	1,763	13,321	153
Total:
Multi-family	22,169	23,581	—	23,298	47
Commercial real estate	7,875	10,913	—	8,127	199
Commercial and industrial	12,476	21,090	—	14,860	351
Construction	—	—	—	—	—
Total commercial loans	43	56	—	46	1
Residential mortgage and consumer	27,003	31,947	1,763	27,132	420
Total impaired loans	$69,523	87,531	1,763	73,417	1,017

The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.

7.    Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. See Note 1, Summary of Significant Accounting Principles.
Allowance for Credit Losses On Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of the period	$228,120	235,817
Impact of adopting ASC 326	(3,551)	—
Gross charge offs	(10,930)	(5,445)
Recoveries	2,897	1,345
Net charge-offs	(8,033)	(4,100)
Provision for credit loss expense	26,752	3,000
Balance at end of the period	$243,288	234,717

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $68.0 million at March 31, 2020 and is excluded from the estimate of credit losses.

The lifetime estimate considers multiple economic scenarios, including recessionary scenarios that assume deterioration in key economic variables such as gross domestic product, unemployment rate and real estate prices.  As of January 1, 2020, the Company’s economic outlook was weighted to include a moderate potential of a recession with some expectation of tail risk similar to the severely adverse scenario used in stress testing. For the three months ended March 31, 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross domestic product projected to deteriorate sharply in the second quarter of 2020 driven by the impact of COVID-19. In response to these changes, the Company reassessed the selection and probability weightings of the economic scenarios.  All scenarios utilized by the Company at March 31, 2020, assume recessionary environments of varying degrees resulting from the COVID-19 pandemic.  In addition, the allowance for credit losses at March 31, 2020 included qualitative reserves for certain segments that may not be fully recognized through its quantitative models.  There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs, and the Company will continue to evaluate the allowance for credit losses and the related economic outlook each quarter.
The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Impact of adopting ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Charge-offs	(126)	(169)	(9,966)	—	(657)	(12)	—	(10,930)
Recoveries	—	36	2,589	—	169	103	—	2,897
Provision for credit loss expense	11,870	(2,843)	15,793	1,710	(834)	1,056	—	26,752
Ending balance-March 31, 2020	$76,102	43,318	75,301	6,625	36,158	5,784	—	243,288

	December 31, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(2,973)	(151)	(6,833)	—	(2,241)	(934)	—	(13,132)
Recoveries	1,244	2,204	1,203	—	1,448	336	—	6,435
Provision for credit loss expense	(7,048)	423	8,942	(670)	(2,592)	44	(99)	(1,000)
Ending balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Allowance for Credit Losses On Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

Three Months Ended March 31,
2020
(In thousands)
Balance at beginning of the period	$—
Impact of adopting ASC 326	2,564
Provision for credit losses	431
Balance at end of the period	$2,995

The following tables present the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of March 31, 2020:

	March 31, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2019	—	—	—
Impact of adopting ASC 326	17	2,547	2,564
Provision for credit loss	—	431	431
Ending balance-March 31, 2020	17	2,978	2,995

Accrued interest receivable on debt securities held-to-maturity totaled $10.4 million at March 31, 2020 and is excluded from the estimate of credit losses.

Allowance for Credit Losses On Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

Three Months Ended March 31,
2020
(In thousands)
Balance at beginning of the period	$425
Impact of adopting ASC 326	12,674
Provision for credit losses	4,043
Balance at end of the period	$17,142

8.     Deposits
Deposits are summarized as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Non-interest bearing:
Checking accounts	$2,422,891	2,472,232
Interest bearing:
Checking accounts	5,435,066	5,512,979
Money market deposits	4,046,257	3,817,718
Savings	2,092,846	2,050,101
Certificates of deposit	4,187,566	4,007,308
Total deposits	$18,184,626	17,860,338

9.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Mortgage servicing rights	$12,200	12,125
Core deposit premiums	2,243	2,530
Other	646	668
Total other intangible assets	15,089	15,323
Goodwill	82,546	82,546
Goodwill and intangible assets	$97,635	97,869

The following table summarizes other intangible assets as of March 31, 2020 and December 31, 2019:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2020
Mortgage servicing rights	$19,740	(7,237)	(303)	12,200
Core deposit premiums	20,561	(18,318)	—	2,243
Other	1,150	(504)	—	646
Total other intangible assets	$41,451	(26,059)	(303)	15,089

December 31, 2019
Mortgage servicing rights	$19,368	(7,140)	(103)	12,125
Core deposit premiums	20,561	(18,031)	—	2,530
Other	1,150	(482)	—	668
Total other intangible assets	$41,079	(25,653)	(103)	15,323

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.68 billion and $1.67 billion at March 31, 2020 and December 31, 2019, respectively, all of which relate to mortgage loans. At March 31, 2020 and December 31, 2019, the servicing asset, included in other intangible assets, had an estimated fair value of $11.5 million and $14.1 million, respectively. At March 31, 2020, fair value was based on expected future cash flows considering a weighted average discount rate of 12.04%, a weighted average constant prepayment rate on mortgages of 17.64% and a weighted average life of 4.4 years. See Note 15 for additional details.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

10.     Leases
The Company has operating leases for corporate offices, branch locations and certain equipment. For these operating leases, the Company recognizes a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. The Company’s leases have remaining lease terms of up to 16 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. Certain of our operating leases for branch locations contain variable lease payments related to consumer price index adjustments.
The following table presents the balance sheet information related to our operating leases:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Operating lease right-of-use assets	$170,549	175,143
Operating lease liabilities	181,917	185,827
Weighted average remaining lease term	9.5 years	9.7 years
Weighted average discount rate	2.74%	2.74%

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
The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$6,280	6,320
Short-term lease cost	86	83
Variable lease cost	—	—
Included in other income:
Sublease income	67	67
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$5,707	6,138
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	558	18

Future minimum operating lease payments and reconciliation to operating lease liabilities at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
2020	$18,281	24,013
2021	23,988	23,888
2022	22,390	22,270
2023	21,347	21,227
2024	21,282	21,162
Thereafter	100,802	100,662
Total lease payments	208,090	213,222
Less: Imputed interest	(26,173)	(27,395)
Total operating lease liabilities	$181,917	185,827

The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were both $3.4 million at March 31, 2020. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

11.     Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the three months ended March 31, 2020 and March 31, 2019, the Company granted 64,923 and 119,663 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the three months ended March 31, 2020 and March 31, 2019, the Company granted no stock options and 25,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

Three Months Ended March 31,
2019
Weighted average expected life (in years)	6.50
Weighted average risk-free rate of return	2.55%
Weighted average volatility	18.59%
Dividend yield	3.49%
Weighted average fair value of options granted	$1.65
Total stock options granted	25,000

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
The following table presents the share-based compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Stock option expense	$988	1,302
Restricted stock expense	2,901	3,271
Total share-based compensation expense	$3,889	4,573

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,654,461	$12.46	5.5	$363
Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,802)	12.55
Expired	(27,427)	12.54
Outstanding at March 31, 2020	5,618,232	12.46	5.3	—
Exercisable at March 31, 2020	2,936,353	$12.39	5.2	$—

Expected future expense relating to the non-vested options outstanding as of March 31, 2020 is $8.4 million over a weighted average period of 1.85 years.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2020 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,894,352	$12.57
Granted	64,923	10.78
Vested	(186,411)	13.25
Forfeited	(15,973)	12.34
Outstanding and non-vested at March 31, 2020	2,756,891	$12.49

Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2020 is $25.3 million over a weighted average period of 2.67 years.

12.     Net Periodic Benefit Plan Expense
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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest cost	$324	397
Amortization of:
Net loss	8	—
Total net periodic benefit cost	$332	397

Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the three months ended March 31, 2020.
The Company also maintains the Pentegra DB Plan. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the three months ended March 31, 2020. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2020.

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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $35.6 million will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

	Asset Derivatives						Liability Derivatives
	March 31, 2020			December 31, 2019			March 31, 2020			December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$—	Other assets	$—	$2,675	Other assets	$559	$3,200	Other liabilities	$798	$—	Other liabilities	$—
Total derivatives designated as hedging instruments			$—			$559			$798			$—

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$361	Other assets	$33,028	$652	Other assets	$5,430	$361	Other liabilities	$207	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	254	22	Other liabilities	125
Total derivatives not designated as hedging instruments			$33,028			$5,430			$461			$125

The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of loss recognized in other comprehensive income (loss)	$(100,361)	(19,681)
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) to interest expense	(2,089)	2,090

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of March 31, 2020 and 2019.

		For the Three Months Ended March 31,
		2020	2019
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$6,769	922
Derivatives designated as hedging instruments	Interest income on loans	(7,188)	(1,021)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss)	Interest expense on borrowings	(2,089)	2,090
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(2,508)	1,991

As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

Balance sheet location	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In thousands)
Loans receivable, net (1)(2)	$484,889	478,120	$13,042	6,426
(1) At March 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.34 billion; the cumulative basis adjustments associated with these hedging relationships was $13.0 million; and the amounts of the designated hedged items were $484.9 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of March 31, 2020 includes $3.1 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2020:

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2020	2019
		(In thousands)
Other Contracts	Other income / (expense)	$(129)	29
Total		$(129)	29

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 15, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
March 31, 2020
Assets:
Derivative contracts	$—	—	—	—	—	—
Liabilities:
Derivative contracts	1,259	—	1,259	—	—	1,259

December 31, 2019
Assets:
Derivative contracts	$821	—	821	—	—	821
Liabilities:
Derivative contracts	$125	—	125	—	—	125
14.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended March 31,
	2020			2019
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$54,159	(14,647)	39,512	67,463	(19,305)	48,158
Other comprehensive (loss) income:
Change in funded status of retirement obligations	28	(8)	20	18	(5)	13
Unrealized gains on debt securities available-for-sale	49,409	(11,781)	37,628	21,514	(5,275)	16,239
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	74	(18)	56	157	(44)	113
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	250	(70)	180	251	(71)	180
Net losses on derivatives	(98,272)	27,624	(70,648)	(21,771)	6,120	(15,651)
Total other comprehensive (loss) income	(48,511)	15,747	(32,764)	169	725	894
Total comprehensive income	$5,648	1,100	6,748	67,632	(18,580)	49,052

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains (losses) on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized (losses) gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	20	56	37,628	180	(70,648)	(32,764)
Balance - March 31, 2020	$(6,670)	(330)	67,084	(10,449)	(101,021)	(51,386)

Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	13	113	16,239	180	(15,651)	894
Balance - March 31, 2019	$(3,005)	(808)	7,355	(11,217)	(3,000)	(10,675)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Change in funded status of retirement obligations
Amortization of net loss (gain)	8	(2)
Interest expense
Reclassification adjustment for unrealized losses (gains) on derivatives	2,090	(2,090)
Total before tax	2,098	(2,092)
Income tax (expense) benefit	(567)	599
Net of tax	$1,531	(1,493)

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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

	Carrying Value at March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$6,140	6,140	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,179,216	—	1,179,216	—
Federal National Mortgage Association	1,131,316	—	1,131,316	—
Government National Mortgage Association	264,914	—	264,914	—
Total debt securities available-for-sale	$2,575,446	—	2,575,446	—
Interest rate swaps	$33,028	—	33,028	—
Liabilities:
Derivatives:
Interest rate swaps	$1,005	—	1,005	—
Other contracts	254	—	254	—
Total derivatives	$1,259	—	1,259	—

	Carrying Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$6,039	6,039	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,240,379	—	1,240,379	—
Federal National Mortgage Association	1,178,049	—	1,178,049	—
Government National Mortgage Association	276,962	—	276,962	—
Total debt securities available-for-sale	$2,695,390	—	2,695,390	—
Interest rate swaps	$5,989	—	5,989	—
Liabilities:
Derivatives:
Other contracts	125	—	125	—
Total derivatives	$125	—	125	—

There have been no changes in the methodologies used at March 31, 2020 from December 31, 2019, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020.
There were no Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At March 31, 2020, the fair value model used prepayment speeds ranging from 9.18% to 28.92% and a discount rate of 12.04% for the valuation of the mortgage servicing rights. At December 31, 2019, the fair value model used prepayment speeds ranging from 6.60% to 29.10% and a discount rate of 12.05% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Collateral-Dependent Loans/Impaired Loans Receivable
With the adoption of ASU 2016-13, loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. Prior to adoption, such loans were evaluated for impairment. However, the valuation method remains unchanged. A loan is individually evaluated when it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Collateral-dependent loans secured by property are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraiser. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Appraisals were generally discounted in a range of 0% to 25%. For non collateral-dependent loans management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020, there was no change to the carrying value of loans held for sale. For the three months ended December 31, 2019, there was no change to the carrying value of impaired loans or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at March 31, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	9.2%	28.9%	17.64%	$10,227	—	—	10,227
Collateral-dependent loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	0.06%	6.80%	29.33%	2,889	—	—	2,889
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	9.08%	1,407	—	—	1,407
						$14,523	—	—	14,523

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	6.6%	29.1%	11.04%	$10,409	—	—	10,409
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	2.70%	262	—	—	262
						$10,671	—	—	10,671

Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.
Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity
Our debt securities held-to-maturity portfolio, consisting primarily of mortgage-backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost less any allowance for credit losses. Management utilizes various inputs to determine the fair value of the portfolio. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$672,020	672,020	672,020	—	—
Equities	6,140	6,140	6,140	—	—
Debt securities available-for-sale	2,575,446	2,575,446	—	2,575,446	—
Debt securities held-to-maturity, net	1,111,525	1,169,054	—	1,105,915	63,139
FHLB stock	269,127	269,127	269,127	—	—
Loans held for sale	36,311	36,311	—	36,311	—
Net loans	21,050,096	21,481,376	—	—	21,481,376
Derivative financial instruments	33,028	33,028	—	33,028	—
Financial liabilities:
Deposits, other than time deposits	$13,997,060	13,997,060	13,997,060	—	—
Time deposits	4,187,566	4,322,322	—	4,322,322	—
Borrowed funds	5,466,663	5,542,288	—	5,542,288	—
Derivative financial instruments	1,259	1,259	—	1,259	—

	December 31, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$174,915	174,915	174,915	—	—
Equities	6,039	6,039	6,039	—	—
Debt securities available-for-sale	2,695,390	2,695,390	—	2,695,390	—
Debt securities held-to-maturity	1,148,815	1,190,104	—	1,116,771	73,333
FHLB stock	267,219	267,219	267,219	—	—
Loans held for sale	29,797	29,797	—	29,797	—
Net loans	21,476,056	21,563,627	—	—	21,563,627
Derivative financial instruments	5,989	5,989	—	5,989	—
Financial liabilities:
Deposits, other than time deposits	$13,853,030	13,853,030	13,853,030	—	—
Time deposits	4,007,308	4,007,342	—	4,007,342	—
Borrowed funds	5,827,111	5,834,895	—	5,834,895	—
Derivative financial instruments	125	125	—	125	—

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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,950	3,283
Other income	3,019	2,223
Total revenue from contracts with customers	$6,969	5,506

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
Standards Adopted in 2020
Measurement of Credit Losses on Financial Instruments
This ASU changes how entities report credit losses for financial assets held at amortized cost and available-for-sale debt securities. The amendments replace the “incurred loss” approach with a methodology that incorporates macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The amendments apply to financial assets such as loans, leases and held-to-maturity investments; and certain off-balance sheet credit exposures. The amendments expand credit quality disclosure requirements.
January 1, 2020
The Company adopted the standard’s provisions and all of its related updates on January 1, 2020. The amendments were applied on a modified retrospective basis. See Note 1 - Summary of Significant Accounting Principles for information on the impact of the adoption of ASU 2016-13 on the Company’s Consolidated Financial Statements.

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments provide expedients and exceptions for applying GAAP to contracts or hedging relationships affected by the discontinuance of LIBOR as a benchmark rate to alleviate the burden and cost of such modifications. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also provide a one-time election to sell and/or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.
Effective for a limited time as of March 12, 2020 through December 31, 2022
The Company is evaluating its financial instruments indexed to USD-LIBOR for which the amendments provide expedients and administrative relief. The adoption of reference rate reform did not immediately impact the Company’s Consolidated Financial Statements.

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
January 1, 2020 Early adoption permitted
The Company will apply the amendments in this Update prospectively to all implementation costs incurred after January 1, 2020. The adoption of ASU No. 2018-15 did not have an impact on the Company’s Consolidated Financial Statements.

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
January 1, 2020 Early adoption permitted to any removed or modified disclosures and delay of adoption of additional disclosures until the effective date
Changes should be applied retrospectively to all periods presented upon the effective date with the exception of the following, which should be applied prospectively: disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement. The adoption of ASU 2018-13 did not have an impact on the Company’s Consolidated Financial Statements.

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
		January 1, 2020 Early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017	The Company is applying the amendments in ASU 2017-04 prospectively for goodwill impairment testing conducted after January 1, 2020.
Standards Not Yet Adopted
Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)

This update clarifies the application of the alternative provided in ASU 2016-01 to measure certain equity securities without a readily determinable fair value. The amendments in this update clarify that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments further provide clarification related to the accounting for certain forward contracts and purchased options.
		January 1, 2021 Early adoption permitted	The update is to be applied prospectively. The Company does not expect ASU 2020-01 to have a material impact on its Consolidated Financial Statements.
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and also clarify and amend existing guidance.	January 1, 2021 Early adoption permitted
This update will be effective for the Company January 1, 2021 with early adoption permitted. The Company does not expect ASU No. 2019-12 to have a material impact on its Consolidated Financial Statements.

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
Dividend
On April 29, 2020, the Company declared a cash dividend of $0.12 per share. The $0.12 dividend per share will be paid to stockholders on May 26, 2020, with a record date of May 11, 2020.

Gold Coast Acquisition
As of the close of business on April 3, 2020, the Company completed its acquisition of Gold Coast pursuant to the Agreement and Plan of Merger, dated as of July 24, 2019 by and between the Company and Gold Coast. As a result of the completion of the acquisition, the Company issued approximately 2.8 million shares to the former stockholders of Gold Coast and paid approximately $31.0 million in cash to the former stockholders of Gold Coast. As the merger had not been completed as of March 31, 2020, the transaction is not reflected in the consolidated financial statements at and for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. In addition, the COVID-19 pandemic is having an adverse impact on us, our customers and the communities we serve. The adverse effect of the COVID-19 pandemic on us, our customers and the communities where we operate may adversely affect our business, results of operations and financial condition for an indefinite period of time. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2020, we consider the following to be our critical accounting policies.
Allowance for Credit Losses. The allowance for credit losses includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments and represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through the provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for loan and security losses is reported separately as contra-assets to loans and securities on the consolidated balance sheet. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated balance sheet in other liabilities. The provision for credit losses related to loans, unfunded commitments and debt securities is reported on the consolidated statement of income.
Allowance for Credit Losses On Loans Receivable
The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether the loans in a pool continue to exhibit similar risk characteristics as the other loans in the pool. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the allowance on an individual basis. The Company evaluates the segmentation at least annually to determine whether loans continue to share similar risk characteristics. Loans are charged off against the allowance when the Company believes the loan balances become uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages the risk of the type of credit. The Company’s segments for loans include multi-family, commercial real estate, commercial and industrial, construction, residential and consumer.

The Company calculates estimated credit loss on its loan portfolio typically using a probability of default and loss given default quantitative model methodology. The point in time probability of default and loss given default are then conditioned by macroeconomic scenarios to incorporate reasonable and supportable forecasts that affect the collectability of the reported amount. For a small portion of the loan portfolio, i.e. unsecured consumer loans, small business loans and loans to individuals, the Company utilizes a loss rate method to calculate the expected credit loss of that asset segment.
The Company estimates the allowance for credit losses on loans using relevant available information from internal and external sources related to past events and current conditions as well as the incorporation of reasonable and supportable forecasts. The Company evaluates the use of multiple economic scenarios and the weighting of those scenarios on a quarterly basis. The scenarios that are chosen and the amount of weighting given to each scenario depend on a variety of factors including third party economists and firms, industry trends and other available published economic information.
After the reasonable and supportable forecast period, the Company reverts to average historical losses. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.
Also included in the allowance for loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions described above. For example, factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and non-accrual loans, the effect of external factors such as competition, and the legal and regulatory requirements, among other. Furthermore, the Company considers the inherent uncertainty in quantitative models that are built on historical data.
Individually evaluated
On a case-by-case basis, the Company may conclude a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Company individually evaluates loans that meet the following criteria for expected credit loss, as the Company has determined that these loans generally do not share similar risk characteristics with other loans in the portfolio:

•	Commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status;

•	Troubled debt restructured loans; and

•
Other commercial loans with greater than $1.0 million in outstanding principal, if management has specific information that it is probable they will not collect all principal amounts due under the contractual terms of the loan agreement.

When the Company determines that the loan no longer shares similar risk characteristics of other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable, to ensure that the credit loss is not delayed until actual loss. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.
Acquired assets
Acquired assets are included in the Company's calculation of the allowance for credit losses. How the allowance on an acquired asset is recorded depends on whether or not it has been classified as a Purchased Financial Asset with Credit Deterioration (“PCD”). PCD assets are assets acquired at a discount that is due, in part, to credit quality. PCD assets are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an allowance for credit losses at acquisition. The allowance for PCD assets is recorded through a gross-up effect, while the allowance for acquired non-PCD assets such as loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which assets are PCD and non-PCD can have a significant effect on the accounting for these assets.
Subsequent to acquisition, the allowance for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans. Additionally, TDR identification for acquired loans (PCD and non-PCD) will be consistent with the TDR identification for originated loans.

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
Executive Summary
COVID-19 Pandemic
During the first quarter of 2020, the impacts of the COVID-19 pandemic, including social distancing guidelines, closure of non-essential businesses and shelter-at-home mandates, have caused a global economic downturn. The economic downturn has included a decline in gross domestic product, an increase in unemployment and stock market volatility. The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including the establishment of the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”). In addition, the Federal Reserve reduced the federal funds target rate by 150 basis points.
We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers, communities and results of operations. We have responded to support our employees, customers and communities during these challenging times. The majority of our corporate workforce has transitioned to working remotely and we have successfully transitioned to a “limited service” branch model including drive-thru operations and ATM services, as well as in-branch services available by appointment only. In addition to these changes, we have worked with our healthcare provider to eliminate costs associated with COVID-19 diagnostic testing and are offering zero co-pay telemedicine visits for any reason.
We are supporting our customers by deferring payments for those experiencing hardship because of the pandemic, waiving or refunding certain fees, offering increased mobile deposit limits and increased customer support through our call center and bankers, and we are not reporting COVID-19 related deferrals to credit bureaus. In addition, we are participating in the SBA’s PPP program and have secured approximately $335 million of approvals from the SBA.
We continue to provide support to our communities through grants from the Investors Foundation, as well as through the actions of our employees. In April 2020, the Investors Foundation granted $100,000 to Stony Brook University Hospital Foundation on Long Island to support its treatment of patients suffering from COVID-19. The Investors Foundation also distributed over $1.1 million in grants during the first quarter of 2020. In addition, our employees have provided meals and other support to healthcare workers and their families through the New York metro area.
The CARES Act provides temporary relief from the accounting and disclosure requirements for troubled debt restructuring (“TDRs”) under ASC 310-40 in certain situations. The CARES Act applies this relief to loan modifications in response to the COVID-19 pandemic if the borrower was current as of December 31, 2019 and the modifications are related to the deferral of payment of principal or interest, or a change in the interest rate of the loan. In addition, six government agencies, based on consultation with the FASB Staff, issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Joint Statement”). The Joint Statement announced that short-term modifications (e.g., for six months) made in good faith in response to the coronavirus to borrowers that were current prior to such relief, should not be accounted for as TDRs. The Joint Statement also stated that if the deferral or modification is mandated by the federal government or a state government, these modifications should also not be accounted for as TDRs.

The following table presents the Company’s borrower loan deferral requests by portfolio segment as of May 4, 2020:

($ in millions)	Loan Balance at March 31, 2020	Loan Balance of Deferral Requests(1)	Percentage of Portfolio
Commercial and industrial	$3,056	609	20%
Commercial real estate	4,682	1,559	33%
Multi-family	7,620	1,413	19%
Construction	274	—	0%
Residential and Consumer	5,654	704	12%
Total loans	21,286	4,285	20%
(1) As of May 4, 2020. For approximately 35% of deferral requests, the borrower will continue to pay interest, while 65% of deferral requests were for both principal and interest.
Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, including additional borrower deferral requests. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
First Quarter of 2020 Results Summary
During the first quarter of 2020, we demonstrated financial strength and operational resilience, despite a significant deterioration in economic conditions late in the quarter due to the rapidly evolving COVID-19 pandemic and while protecting the health, safety and welfare of our employees and supporting our customers and communities.

•
We reported net income of $39.5 million, or $0.17 per diluted share, for the three months ended March 31, 2020 as compared to $48.7 million, or $0.19 per diluted share, for the three months ended December 31, 2019 and $48.2 million, or $0.18 per diluted share, for the three months ended March 31, 2019.

•
Net income for the three months ended March 31, 2020 was impacted by a provision for credit losses of $31.2 million under the Current Expected Credit Losses (“CECL”) accounting standard effective January 1, 2020, as compared to a provision for credit losses of $1.5 million for the three months ended December 31, 2019 and $3.0 million for the three months ended March 31, 2019. The primary drivers of the increase in our provision for credit losses were the adoption of CECL and the economic forecasts that include the estimated impact of the COVID-19 pandemic.

•
Earnings before income taxes and provision for credit losses were $85.4 million for the three months ended March 31, 2020, an increase of $3.0 million, or 3.6%, compared to the three months ended December 31, 2019 and an increase of $14.9 million, or 21.2%, compared to the three months ended March 31, 2019.

•	Net interest margin increased 10 basis points to 2.71% for the three months ended March 31, 2020 compared to the three months ended December 31, 2019.

•
The cost of interest-bearing deposits decreased 20 basis points to 1.39% for the three months ended March 31, 2020 compared to the three months ended December 31, 2019. The Federal Reserve reduced the federal funds target rate by 150 basis points during March 2020.

•
Total deposits increased $324.3 million, or 1.8%, to $18.2 billion at March 31, 2020 from $17.9 billion at December 31, 2019. The loan to deposit ratio declined from 122% at December 31, 2019 to 117% at March 31, 2020.

•
Cash and cash equivalents increased by $497.1 million to $672.0 million at March 31, 2020 from December 31, 2019 as a result of management’s focus on strong liquidity in light of the COVID-19 pandemic.

•
Net loans decreased $426.0 million, or 2.0%, to $21.1 billion at March 31, 2020 from $21.5 billion at December 31, 2019. Commercial and industrial loans increased $104.2 million, or 3.5%, during the three months ended March 31, 2020.

•
Non-accrual loans were $98.4 million, or 0.46% of total loans, at March 31, 2020 as compared to $95.2 million, or 0.44% of total loans, at December 31, 2019 and $117.7 million, or 0.54% of total loans, at March 31, 2019.

•
Total non-interest expenses were $102.6 million for the three months ended March 31, 2020, a decrease of $4.3 million, or 4.0%, compared to the three months ended December 31, 2019. The efficiency ratio declined to 54.57% for the three months ended March 31, 2020 from 56.45% for the three months ended December 31, 2019.

•	Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital Ratios were 9.72%, 13.05%, 13.05% and 14.30%, respectively, at March 31, 2020.
Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019
Net Income. Net income for the three months ended March 31, 2020 was $39.5 million compared to net income of $48.2 million for the three months ended March 31, 2019.
Net Interest Income. Net interest income increased by $10.6 million, or 6.5%, to $173.3 million for the three months ended March 31, 2020 from $162.7 million for the three months ended March 31, 2019. The net interest margin increased 16 basis points to 2.71% for the three months ended March 31, 2020 from 2.55% for the three months ended March 31, 2019.
Total interest and dividend income decreased by $118,000, or 0.1%, to $256.1 million for the three months ended March 31, 2020. Interest income on loans decreased by $361,000, or 0.2%, to $224.5 million for the three months ended March 31, 2020 as a result of a $225.6 million decrease in the average balance of net loans to $21.23 billion, primarily as a result of paydowns and payoffs, partially offset by loan originations. The weighted average yield on net loans increased 4 basis points to 4.23%. Prepayment penalties, which are included in interest income, totaled $7.6 million for the three months ended March 31, 2020 compared to $3.7 million for the three months ended March 31, 2019. Interest income on all other interest-earning assets, excluding loans, increased by $243,000, or 0.8%, to $31.6 million for the three months ended March 31, 2020 which is attributed to an increase of $268.9 million in the average balance of all other interest-earning assets, excluding loans, to $4.36 billion. The weighted average yield on interest-earning assets, excluding loans, decreased 17 basis points to 2.90% for the three months ended March 31, 2020.
Total interest expense decreased by $10.7 million, or 11.5%, to $82.8 million for the three months ended March 31, 2020. Interest expense on interest-bearing deposits decreased $12.2 million, or 18.7%, to $53.2 million for the three months ended March 31, 2020. The weighted average cost of interest-bearing deposits decreased 31 basis points to 1.39% for the three months ended March 31, 2020. In addition, the average balance of total interest-bearing deposits decreased $62.2 million, or 0.4%, to $15.34 billion for the three months ended March 31, 2020. Interest expense on borrowed funds increased by $1.5 million, or 5.4%, to $29.6 million for the three months ended March 31, 2020. The average balance of borrowed funds increased $451.7 million, or 8.6%, to $5.68 billion for the three months ended March 31, 2020. In addition, the weighted average cost of borrowings decreased 6 basis points to 2.09% for the three months ended March 31, 2020.
Provision for Credit Losses. Our provision for credit losses is primarily a result of the expected credit losses on our loans, unfunded commitments and held-to-maturity debt securities over the life of these financial instruments, including the inherent credit risk in these financial instruments, the growth and composition of our portfolios of these financial instruments, and the level of charge-offs. At March 31, 2020, our allowance for credit losses and related quarterly provision were significantly impacted by the adoption of CECL and the impact of COVID-19 on the current and forecasted economic conditions. For the three months ended March 31, 2020, our provision for credit losses was $31.2 million, compared to $3.0 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, net charge-offs were $8.0 million compared to $4.1 million for the three months ended March 31, 2019.
Non-Interest Income. Total non-interest income increased $3.5 million, or 31.0%, to $14.7 million for the three months ended March 31, 2020. This increase was primarily due to an increase of $1.4 million in gain on loans, an increase of $889,000 in other income primarily attributed to non-depository investment products, and an increase of $691,000 in fees and service charge income.
Non-Interest Expenses. Total non-interest expenses were $102.6 million for the three months ended March 31, 2020, a decrease of $851,000, or 0.8%, compared to the three months ended March 31, 2019. The decrease was primarily due to decreases of $1.2 million, $650,000 and $606,000 in advertising and promotional expense, other operating expense and compensation and benefit expense, respectively, partially offset by increases of $1.1 million and $1.0 million in federal insurance premiums and professional fees, respectively.
Income Taxes. Income tax expense for the first quarter of 2020 was $14.6 million compared to $19.3 million for the first quarter 2019.  The effective tax rate was 27.0% for the three months ended March 31, 2020 and 28.6% for the three months ended March 31, 2019. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where we operate, because tax rates differ among such jurisdictions.

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

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$368,027	$840	0.91%	$175,281	$535	1.22%
Equity securities	6,090	33	2.17%	5,811	37	2.55%
Debt securities available-for-sale	2,581,874	17,271	2.68%	2,111,832	15,416	2.92%
Debt securities held-to-maturity	1,128,119	8,994	3.19%	1,532,764	11,002	2.87%
Net loans	21,227,295	224,529	4.23%	21,452,923	224,890	4.19%
Stock in FHLB	271,043	4,432	6.54%	260,543	4,337	6.66%
Total interest-earning assets	25,582,448	256,099	4.00%	25,539,154	256,217	4.01%
Non-interest-earning assets	956,423			942,523
Total assets	$26,538,871			$26,481,677
Interest-bearing liabilities:
Savings deposits	$2,033,761	$3,908	0.77%	$2,039,919	$4,370	0.86%
Interest-bearing checking	5,565,365	16,660	1.20%	4,975,209	22,082	1.78%
Money market accounts	3,819,098	14,224	1.49%	3,630,708	14,246	1.57%
Certificates of deposit	3,918,133	18,387	1.88%	4,752,700	24,724	2.08%
Total interest-bearing deposits	15,336,357	53,179	1.39%	15,398,536	65,422	1.70%
Borrowed funds	5,681,344	29,637	2.09%	5,229,663	28,117	2.15%
Total interest-bearing liabilities	21,017,701	82,816	1.58%	20,628,199	93,539	1.81%
Non-interest-bearing liabilities	2,889,098			2,868,166
Total liabilities	23,906,799			23,496,365
Stockholders’ equity	2,632,072			2,985,312
Total liabilities and stockholders’ equity	$26,538,871			$26,481,677
Net interest income		$173,283			$162,678
Net interest rate spread(1)			2.42%			2.20%
Net interest-earning assets(2)	$4,564,747			$4,910,955
Net interest margin(3)			2.71%			2.55%
Ratio of interest-earning assets to total interest-bearing liabilities	1.22			1.24

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019
Total Assets. Total assets decreased by $21.2 million, or 0.1%, to $26.68 billion at March 31, 2020 from December 31, 2019. Net loans decreased by $426.0 million, or 2.0%, to $21.05 billion at March 31, 2020 from December 31, 2019 and total securities decreased by $157.1 million, or 4.1%, to $3.69 billion at March 31, 2020 from December 31, 2019. Cash and cash equivalents increased by $497.1 million to $672.0 million at March 31, 2020 from December 31, 2019 as a result of management’s focus on strong liquidity in light of the COVID-19 pandemic.
Net Loans. Net loans decreased by $426.0 million, or 2.0%, to $21.05 billion at March 31, 2020 from $21.48 billion at December 31, 2019. The detail of the loan portfolio is below:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,619,676	7,813,236
Commercial real estate loans	4,682,009	4,831,347
Commercial and industrial loans	3,055,501	2,951,306
Construction loans	274,588	262,866
Total commercial loans	15,631,774	15,858,755
Residential mortgage loans	4,955,755	5,144,718
Consumer and other	698,580	699,796
Total loans	21,286,109	21,703,269
Deferred fees, premiums and other, net	7,275	907
Allowance for loan losses	(243,288)	(228,120)
Net loans	$21,050,096	21,476,056
The following tables present the Company’s commercial real estate loan portfolio and commercial and industrial loan portfolio at March 31, 2020 by industry sector:

Commercial real estate loans

Industry	Loan Balance (in millions)	Percentage of CRE Loans	Percentage of Total Loans
Accommodation and Food Service	$109	2%	1%
Arts, Entertainment, and Recreation	18	0%	0%
Health Care and Social Assistance	42	1%	0%
Mixed Use Property	426	9%	2%
Office	1,179	25%	6%
Retail Store	939	20%	4%
Shopping Center	835	18%	4%
Warehouse	789	17%	4%
Other	345	7%	2%
Total Commercial Real Estate	$4,682	100%	22%

Commercial and industrial loans

Industry	Loan Balance (in millions)	Percentage of C&I Loans	Percentage of Total Loans
Accommodation and Food Service	$278	9%	1%
Administrative and Support and Waste Management	113	4%	1%
Agriculture, Forestry, Fishing and Hunting	20	1%	0%
Arts, Entertainment, and Recreation	47	2%	0%
Construction	208	7%	1%
Educational Service	80	3%	0%
Finance and Insurance	199	7%	1%
Health Care and Social Assistance	653	21%	3%
Information	29	1%	0%
Management of Companies and Enterprises	2	0%	0%
Manufacturing	213	7%	1%
Mining, Quarrying, and Oil and Gas Extraction	61	2%	0%
Professional, Scientific, and Technical Services	79	3%	0%
Public Administration	1	0%	0%
Real Estate and Rental	511	17%	2%
Retail Trade - clothing, home, gasoline, health	83	3%	0%
Retail Trade - sporting, hobby, vending, e-commerce	7	0%	0%
Transportation - air, rail, truck, water, pipeline	196	6%	1%
Utilities	2	0%	0%
Wholesale Trade	101	3%	0%
Other	173	6%	1%
Total Commercial and Industrial	$3,056	100%	14%
During the three months ended March 31, 2020, we originated or funded $225.9 million in multi-family loans, $217.0 million in commercial and industrial loans, $139.6 million in commercial real estate loans, $87.2 million in residential loans, $26.2 million in construction loans and $15.0 million in consumer and other loans. Our originations reflect our continued focus on diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At March 31, 2020, interest-only residential and consumer loans totaled $18.5 million, which represented less than 1% of the residential and consumer portfolios. We no longer originate residential mortgage loans without verifying income. At March 31, 2020, these loans totaled $132.8 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. At March 31, 2020, these loans totaled $1.32 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.

The following table sets forth non-accrual loans (excluding loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	9	$23.4	8	$23.3	6	$19.6	14	$34.1	14	$34.1
Commercial real estate	21	11.4	22	12.0	30	12.3	27	8.1	32	9.8
Commercial and industrial	22	17.0	18	12.5	16	12.0	13	18.0	14	17.2
Construction	—	—	—	—	—	—	1	0.2	1	0.2
Total commercial loans	52	51.8	48	47.8	52	43.9	55	60.4	61	61.3
Residential and consumer	258	46.6	255	47.4	261	48.2	275	51.2	296	56.4
Total non-accrual loans	310	$98.4	303	$95.2	313	$92.1	330	$111.6	357	$117.7
Accruing troubled debt restructured loans	55	$12.8	57	$13.1	58	$12.5	56	$12.2	54	$13.6
Non-accrual loans to total loans		0.46%		0.44%		0.42%		0.51%		0.54%
Allowance for loan losses as a percent of non-accrual loans		247.22%		239.66%		247.62%		207.83%		199.44%
Allowance for loan losses as a percent of total loans		1.14%		1.05%		1.05%		1.05%		1.08%
Total non-accrual loans were $98.4 million at March 31, 2020 compared to $95.2 million at December 31, 2019 and $117.7 million at March 31, 2019. At March 31, 2020 there were $5.5 million of commercial and industrial loans and $3.7 million of commercial real estate loans that were classified as non-accrual which were performing in accordance with their contractual terms. Criticized and classified loans as a percent of total loans decreased to 3.94% at March 31, 2020 from 5.36% at December 31, 2019. We continue to proactively and diligently work to resolve our troubled loans.
At March 31, 2020, there were $35.6 million of loans deemed as TDRs, of which $26.3 million were residential and consumer loans, $6.9 million were commercial and industrial loans and $2.4 million were commercial real estate loans. TDRs of $12.8 million were classified as accruing and $22.8 million were classified as non-accrual at March 31, 2020.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2020, the Company has deemed potential problem loans totaling $91.9 million, which is comprised of 6 commercial real estate loans totaling $23.5 million, 10 multi-family loans totaling $58.0 million and 25 commercial and industrial loans totaling $10.4 million. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.46% at March 31, 2020 compared to 0.44% at December 31, 2019. The allowance for loan losses as a percentage of non-accrual loans was 247.54% at March 31, 2020 compared to 239.66% at December 31, 2019. At March 31, 2020, our allowance for loan losses as a percentage of total loans was 1.14% compared to 1.05% at December 31, 2019.
The allowance for loan losses increased by $15.2 million to $243.3 million at March 31, 2020 from $228.1 million at December 31, 2019. The increase reflects a decrease of $3.6 million upon CECL adoption, a decrease of $8.0 million resulting from net charge-offs and an increase of $26.8 million from the provision for credit losses related to our loan portfolio. Our allowance for loan losses at March 31, 2020 was significantly impacted by the adoption of CECL and the impact of COVID-19 on current and forecasted economic conditions. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the reasonable and supportable forecasted economic condition over the life of our loans.
The following table sets forth the allowance for loan losses at March 31, 2020 and December 31, 2019 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2020		December 31, 2019
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$76,102	35.8%	$74,099	36.0%
Commercial real estate loans	43,318	22.0%	50,925	22.3%
Commercial and industrial loans	75,301	14.3%	74,396	13.6%
Construction loans	6,625	1.3%	6,816	1.2%
Residential mortgage loans	36,158	23.3%	17,391	23.7%
Consumer and other loans	5,784	3.3%	2,548	3.2%
Unallocated	—	—	1,945	—
Total allowance	$243,288	100.0%	$228,120	100.0%
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
At March 31, 2020, our securities portfolio represented 13.8% of our total assets. Securities, in the aggregate, decreased by $157.1 million, or 4.1%, to $3.69 billion at March 31, 2020 from December 31, 2019. This decrease was primarily a result of paydowns, partially offset by purchases and an increase in unrealized gains. At March 31, 2020, our allowance for credit losses on held-to-maturity debt securities was $3.0 million.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $1.9 million, or 0.7%, to $269.1 million at March 31, 2020 from $267.2 million at December 31, 2019. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $219.9 million at March 31, 2020 and $218.5 million at December 31, 2019. Other assets were $129.6 million at March 31, 2020 and $82.3 million at December 31, 2019.
Deposits.  At March 31, 2020, deposits totaled $18.18 billion, representing 75.5% of our total liabilities. Our long-term deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funding and may be less sensitive to changes in market interest rates.
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
Deposits increased by $324.3 million, or 1.8%, to $18.18 billion at March 31, 2020 from $17.86 billion at December 31, 2019 primarily driven by increases in money market accounts and time deposits, partially offset by a decrease in checking accounts.

Checking accounts decreased $127.3 million to $7.86 billion at March 31, 2020 from $7.99 billion at December 31, 2019. Core deposits represented approximately 77% of our total deposit portfolio at March 31, 2020 compared to 78% at December 31, 2019.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	March 31, 2020		December 31, 2019
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$2,422,891	13.3%	$2,472,232	13.8%
Interest-bearing:
Checking accounts	5,435,066	29.9%	5,512,979	30.9%
Money market deposits	4,046,257	22.3%	3,817,718	21.4%
Savings	2,092,846	11.5%	2,050,101	11.5%
Certificates of deposit	4,187,566	23.0%	4,007,308	22.4%
Total Deposits	$18,184,626	100.0%	$17,860,338	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds decreased by $360.4 million, or 6.2%, to $5.47 billion at March 31, 2020 from $5.83 billion at December 31, 2019 primarily driven by the increase in deposits.
Other Liabilities. Other liabilities increased by $18.2 million, or 22.2%, to $100.0 million at March 31, 2020 from $81.8 million at December 31, 2019 primarily driven by our allowance for credit losses on unfunded commitments resulting from the adoption of CECL. At March 31, 2020, our allowance for credit losses on unfunded commitments was $17.1 million.
Stockholders’ Equity. Stockholders’ equity decreased by $27.2 million to $2.59 billion at March 31, 2020 from $2.62 billion at December 31, 2019. The decrease was primarily attributed to other comprehensive loss of $32.8 million and cash dividends paid of $0.12 per share totaling $29.7 million during the three months ended March 31, 2020. In addition, stockholders’ equity decreased by $8.5 million on January 1, 2020 in connection with the adoption of CECL. These reductions to stockholders’ equity were partially offset by net income of $39.5 million and share-based plan activity of $5.2 million for the three months ended March 31, 2020.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is usually a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other borrowings from correspondent banks. Available borrowing capacity and other available liquidity sources totaled approximately $9.2 billion at March 31, 2020. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic. For more information on the effects of the pandemic, see Executive Summary- COVID-19 Pandemic.
At March 31, 2020, the Company had no overnight borrowings outstanding. The Company had $461.0 million of overnight borrowings outstanding at December 31, 2019. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $5.47 billion at March 31, 2020, a decrease of $360.4 million from $5.83 billion at December 31, 2019.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2020, outstanding commitments to originate loans totaled $476.9 million; outstanding unused lines of credit totaled $1.63 billion; standby letters of credit totaled $32.3 million and outstanding commitments to sell loans totaled $87.9 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.82 billion at March 31, 2020. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. On May 4, 2020, S&P revised our rating outlook to negative due to economic downturn from COVID-19.
Regulatory Capital and Developments.
CECL. On January 1, 2020, the Company adopted the new accounting standard that requires the measurement of the allowance for credit loss to be based on the best estimate of lifetime expected credit losses inherent in the Company’s relevant financial asset. For more information, see Note 1, Summary of Significant Accounting Principles. On March 27, 2020, in response to the COVID-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e. a five-year transition period). During the two-year delay, the Company will add back to common equity tier 1 capital 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.
Paycheck Protection Plan. On April 9, 2020, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve, OCC and FDIC issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve’s PPP Lending Facility from supplemental leverage ratio exposure, average total consolidated assets and Advanced and Standardized risk-weighted assets. Additionally, PPP loans, which are guaranteed by the Small Business Administration, will receive a zero percent risk weight under the Basel 3 Advanced and Standardized approaches.
Minimum Capital Requirements. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. In doing so, the Final Capital Rules:

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019, which is the fully phased in Conservation Buffer. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of March 31, 2020, the Company and the Bank met the required Conservation Buffer of 2.5%.

As of March 31, 2020, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of March 31, 2020 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,246,202	8.49%	$1,057,718	4.00%	$1,322,147	5.00%
Common Equity Tier 1 Risk-Based Capital	2,246,202	11.43%	1,376,059	7.00%	1,277,769	6.50%
Tier 1 Risk Based Capital	2,246,202	11.43%	1,670,929	8.50%	1,572,639	8.00%
Total Risk-Based Capital	2,491,969	12.68%	2,064,089	10.50%	1,965,799	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,574,162	9.72%	$1,059,193	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,574,162	13.05%	1,380,811	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,574,162	13.05%	1,676,699	8.50%	n/a	n/a
Total Risk-Based Capital	2,820,767	14.30%	2,071,217	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2020:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$5,466,663	950,000	625,000	1,299,964	2,591,699
Commitments to originate and purchase loans	$476,912	476,912	—	—	—
Commitments to sell loans	$87,900	87,900	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms, and none of the borrowings were callable at the option of the lender as of March 31, 2020. Additionally, at March 31, 2020, the Company’s commitments to fund unused lines of credit totaled $1.63 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes $181.9 million of operating lease liabilities and $3.4 million of finance lease liabilities. These contractual obligations as of March 31, 2020 have not changed significantly from December 31, 2019.
In the normal course of business, the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three months ended March 31, 2020, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. These derivatives had an aggregate notional amount of $3.20 billion as of March 31, 2020. The fair value of derivatives designated as hedging activities as of March 31, 2020 was a liability of $798,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
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
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2019 Annual Report on Form 10-K.

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
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. As of March 31, 2020 and December 31, 2019, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.20 billion and $2.68 billion, respectively. Included in the fair value hedges are $475.0 million in asset swap transactions where fixed rate loan payments are exchanged for variable rate payments. These transactions were executed in an effort to reduce the Company’s exposure to rising rates. During the year ended December 31, 2019, the Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion which had been included in asset swap transactions.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At March 31, 2020, 23.3% of our total loan portfolio was comprised of residential mortgages, of which approximately 27.9% was in variable rate products, while 72.1% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2020, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$2,760,216	(230,698)	(7.7)%	$696,407	(40,164)	(5.5)%
0bp	$2,990,914	—	—	$736,571	—	—
-100bp	$2,270,601	(720,313)	(24.1)%	$740,503	3,932	0.5%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table above indicates that at March 31, 2020, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 7.7% decrease in EVE and a $40.2 million, or 5.5%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 24.1% decrease in EVE and a $3.9 million, or 0.5%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak may have an adverse impact on our business and results of operations.
In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New Jersey and New York, have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures are in effect and could remain in effect for an extended period of time. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

•
because the incidence of reported COVID-19 cases and related hospitalizations and deaths have been higher in the New York metropolitan area compared to other areas of the country, the economic downturn caused by the pandemic may be deeper and more sustained in the New York metropolitan area relative to other areas of the country;

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	deposits, including municipal deposits, could decline if customers need to draw on available balances as a result of the economic downturn;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•	our cyber security risks are increased due to expanded reliance on our information technology systems as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, regulations and consumer and customer behavior.

The Company is not a traditional SBA lender however, we are an active participant in the SBA’s Paycheck Protection Program (PPP) established under the CARES Act. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profits organizations. These loans carry a maturity of two years and an interest rate of 1% per annum. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. We have secured approximately $335 million of approvals from the SBA. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk and operational risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2020 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
January 1, 2020 through January 31, 2020	—	$—	—	14,607,794
February 1, 2020 through February 29, 2020	70,303	11.35	—	14,607,794
March 1, 2020 through March 31, 2020	14,086	9.45	—	14,607,794
Total	84,389	$11.04	—	14,607,794
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 14,607,794 shares yet to be repurchased as of March 31, 2020.

(2) 84,389 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date: May 8, 2020	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)