Form 10-Q
period 2020-06-30
Investors Bancorp, Inc.
filed 2020-08-10
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of July 31, 2020, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 249,907,901 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Cash and cash equivalents	$735,234	174,915
Equity securities	6,190	6,039
Debt securities available-for-sale, at estimated fair value	2,886,567	2,695,390
Debt securities held-to-maturity, net (estimated fair value of $1,262,808 and $1,190,104 at June 30, 2020 and December 31, 2019, respectively)	1,198,401	1,148,815
Loans receivable, net	21,078,644	21,476,056
Loans held-for-sale	39,767	29,797
Federal Home Loan Bank stock	229,829	267,219
Accrued interest receivable	81,609	79,313
Other real estate owned and other repossessed assets	9,094	13,538
Office properties and equipment, net	165,609	169,614
Operating lease right-of-use assets	172,432	175,143
Net deferred tax asset	106,885	64,220
Bank owned life insurance	221,509	218,517
Goodwill and intangible assets	109,178	97,869
Other assets	153,200	82,321
Total assets	$27,194,148	26,698,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$19,487,302	17,860,338
Borrowed funds	4,632,016	5,827,111
Advance payments by borrowers for taxes and insurance	125,472	121,719
Operating lease liabilities	184,572	185,827
Other liabilities	141,886	81,821
Total liabilities	24,571,248	24,076,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 361,869,872 and 359,070,852 issued at June 30, 2020 and December 31, 2019, respectively; 249,908,507 and 247,439,902 outstanding at June 30, 2020 and December 31, 2019, respectively	3,619	3,591
Additional paid-in capital	2,851,306	2,822,364
Retained earnings	1,259,605	1,245,793
Treasury stock, at cost; 111,961,365 and 111,630,950 shares at June 30, 2020 and December 31, 2019, respectively	(1,355,626)	(1,352,910)
Unallocated common stock held by the employee stock ownership plan	(76,768)	(78,266)
Accumulated other comprehensive loss	(59,236)	(18,622)
Total stockholders’ equity	2,622,900	2,621,950
Total liabilities and stockholders’ equity	$27,194,148	26,698,766
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$217,733	227,462	442,262	452,352
Securities:
Equity	32	35	65	72
Government-sponsored enterprise obligations	310	267	616	533
Mortgage-backed securities	20,572	23,883	43,156	47,513
Municipal bonds and other debt	3,276	2,734	6,651	5,256
Interest-bearing deposits	294	609	1,134	1,144
Federal Home Loan Bank stock	3,997	4,078	8,429	8,415
Total interest and dividend income	246,214	259,068	502,313	515,285
Interest expense:
Deposits	38,991	67,828	92,170	133,250
Borrowed funds	25,236	32,072	54,873	60,189
Total interest expense	64,227	99,900	147,043	193,439
Net interest income	181,987	159,168	355,270	321,846
Provision for credit losses	33,278	(3,000)	64,504	—
Net interest income after provision for credit losses	148,709	162,168	290,766	321,846
Non-interest income
Fees and service charges	1,376	5,654	7,402	10,989
Income on bank owned life insurance	1,596	1,540	2,992	3,117
Gain on loans, net	3,557	1,015	5,403	1,448
Gain (loss) on securities, net	55	(5,617)	257	(5,553)
(Loss) gain on sale of other real estate owned, net	(89)	281	651	505
Other income	3,645	4,108	8,095	7,669
Total non-interest income	10,140	6,981	24,800	18,175
Non-interest expense
Compensation and fringe benefits	55,791	59,854	116,183	120,852
Advertising and promotional expense	2,199	4,282	4,562	7,894
Office occupancy and equipment expense	16,470	15,423	32,421	31,594
Federal deposit insurance premiums	3,400	3,300	7,801	6,600
General and administrative	593	692	1,127	1,176
Professional fees	4,306	3,461	8,289	6,401
Data processing and communication	9,908	7,642	17,700	15,641
Other operating expenses	7,353	9,150	14,495	17,055
Total non-interest expenses	100,020	103,804	202,578	207,213
Income before income tax expense	58,829	65,345	112,988	132,808
Income tax expense	16,218	18,721	30,865	38,026
Net income	$42,611	46,624	82,123	94,782
Basic earnings per share	$0.18	0.18	0.35	0.36
Diluted earnings per share	$0.18	0.18	0.35	0.36
Weighted average shares outstanding
Basic	236,248,296	263,035,892	234,755,591	265,337,191
Diluted	236,382,103	263,477,477	234,927,420	265,831,421
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$42,611	46,624	82,123	94,782
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	299	14	319	27
Unrealized (losses) gains on debt securities available-for-sale	(997)	16,568	36,631	32,807
Accretion of loss on debt securities reclassified to held to maturity	56	318	112	431
Reclassification adjustment for security losses included in net income	—	4,221	—	4,221
Other-than-temporary impairment accretion on debt securities	277	181	457	361
Net losses on derivatives	(7,485)	(29,038)	(78,133)	(44,689)
Total other comprehensive loss	(7,850)	(7,736)	(40,614)	(6,842)
Total comprehensive income	$34,761	38,888	41,509	87,940

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	94,782	—	—	—	94,782
Other comprehensive loss, net of tax	—	—	—	—	—	(6,842)	(6,842)
Purchase of treasury stock (10,038,159 shares)	—	—	—	(117,755)	—	—	(117,755)
Treasury stock allocated to restricted stock plan (658,419 shares)	—	(8,011)	(68)	8,079	—	—	—
Compensation cost for stock options and restricted stock	—	9,566	—	—	—	—	9,566
Exercise of stock options	—	(286)	—	945	—	—	659
Restricted stock forfeitures (149,333 shares)	—	1,885	(101)	(1,784)	—	—	—
Cash dividend paid ($0.22 per common share)	—	—	(61,637)	—	—	—	(61,637)
ESOP shares allocated or committed to be released	—	1,274	—	—	1,498	—	2,772
Balance at June 30, 2019	$3,591	2,809,851	1,206,873	(995,265)	(79,764)	(18,411)	2,926,875

Balance at December 31, 2019	$3,591	2,822,364	1,245,793	(1,352,910)	(78,266)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Net income	—	—	82,123	—	—	—	82,123
Other comprehensive loss, net of tax	—	—	—	—	—	(40,614)	(40,614)
Common stock issued to finance acquisition	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (383,366 shares)	—	—	—	(3,361)	—	—	(3,361)
Treasury stock allocated to restricted stock plan (68,923 shares)	—	(736)	(103)	839	—	—	—
Compensation cost for stock options and restricted stock	—	7,850	—	—	—	—	7,850
Restricted stock forfeitures (15,973 shares)	—	197	(3)	(194)	—	—	—
Cash dividend paid ($0.24 per common share)	—	—	(59,714)	—	—	—	(59,714)
ESOP shares allocated or committed to be released	—	778	—	—	1,498	—	2,276
Balance at June 30, 2020	$3,619	2,851,306	1,259,605	(1,355,626)	(76,768)	(59,236)	2,622,900
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$82,123	94,782
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,126	12,338
Amortization of premiums and accretion of discounts on securities, net	5,060	3,953
Amortization of premiums and accretion of fees and costs on loans, net	2,885	(2,983)
Amortization of other intangible assets	680	792
Amortization of debt modification costs and premium on borrowings	1,132	—
Provision for credit losses	64,504	—
Loss from extinguishment of debt	326	—
Depreciation and amortization of office properties and equipment	10,671	9,356
(Gain) loss on securities, net	(257)	5,553
Mortgage loans originated for sale	(280,236)	(77,732)
Proceeds from mortgage loan sales	275,328	66,624
Gain on sales of mortgage loans, net	(5,062)	(1,229)
Gain on sale of other real estate owned	(651)	(505)
Income on bank owned life insurance	(2,992)	(3,117)
Amortization of lease right-of-use assets	9,841	8,001
Increase in accrued interest receivable	(1,013)	(5,514)
Deferred tax (benefit) expense	(16,903)	3,414
Increase in other assets	(71,498)	(18,176)
Decrease in other liabilities	(74,517)	(48,707)
Net cash provided by operating activities	9,547	46,850
Cash flows from investing activities:
Purchases of loans receivable	(60,000)	(216,419)
Net payoffs (originations) of loans receivable	819,559	(195,937)
Proceeds from disposition of loans receivable	26,755	25,857
Gain on disposition of loans receivable	(341)	(219)
Gain on disposition of leased equipment	(1,824)	—
Net proceeds from sale of other real estate owned	5,617	2,754
Proceeds from principal repayments/calls/maturities of debt securities available for sale	411,671	162,787
Proceeds from sales of debt securities available for sale	—	399,435
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	126,260	137,035
Purchases of equity securities	(45)	(47)
Purchases of debt securities available for sale	(507,598)	(686,504)
Purchases of debt securities held to maturity	(170,348)	(106,748)
Proceeds from redemptions of Federal Home Loan Bank stock	98,053	157,325
Purchases of Federal Home Loan Bank stock	(60,042)	(191,246)
Purchases of office properties and equipment	(6,181)	(6,587)
Cash received, net of cash consideration paid for acquisitions	7,274	—
Net cash provided by (used in) investing activities	688,810	(518,514)
Cash flows from financing activities:
Net increase in deposits	1,137,083	64,202
Repayments of principal under finance leases	(784)	—
Funds borrowed under other repurchase agreements	—	197,606
Net (repayments) proceeds of borrowed funds	(1,211,326)	450,450

Principal applied on affordable housing project advance	(78)	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	142	(4,370)
Dividends paid	(59,714)	(61,637)
Exercise of stock options	—	659
Purchase of treasury stock	(3,361)	(117,755)
Net cash (used in) provided by financing activities	(138,038)	529,155
Net increase in cash and cash equivalents	560,319	57,491
Cash and cash equivalents at beginning of period	174,915	196,891
Cash and cash equivalents at end of period	$735,234	254,382
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$750	2,957
Cash paid during the year for:
Interest	154,370	193,071
Income taxes	6,218	13,824
Significant non-cash transactions:
Debt securities transferred from held-to-maturity to available-for-sale	—	393,067
Right-of-use assets obtained in exchange for new lease liabilities	4,140	1,791
Acquisitions:
Non-cash assets acquired:
Debt securities available-for-sale	51,524	—
Debt securities held to maturity	8,402	—
Loans receivable, net	443,499	—
Office properties and equipment, net	485	—
Accrued interest receivable	1,283	—
Right of use assets - leases	3,697	—
Deferred tax asset	3,915	—
Intangible assets, net	14,491	—
Other assets	705	—
Total non-cash assets acquired	528,001	—
Liabilities assumed:
Deposits	489,881	—
Borrowed funds	14,851	—
Advance payment by borrowers	3,611	—
Other liabilities	6,051	—
Total liabilities assumed	514,394	—
Common stock issued for acquisitions	20,881	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. At adoption, the Company increased its allowance for credit losses by $11.7 million, comprised of $12.7 million and $2.6 million, respectively, for unfunded commitments and held-to-maturity debt securities, partially offset by a decrease of $3.6 million for loans. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $8.5 million, net of tax.
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
Acquired assets
Acquired assets are included in the Company's calculation of the allowance for credit losses. How the allowance on an acquired asset is recorded depends on whether it has been classified as a Purchased Financial Asset with Credit Deterioration (“PCD”). PCD assets are assets acquired at a discount that is due, in part, to credit quality. PCD assets are accounted for in accordance with ASC Subtopic 326-20 and are initially recorded at fair value as determined by the sum of the present value of expected future cash flows and an allowance for credit losses at acquisition. The allowance for PCD assets is recorded through a gross-up effect, while the allowance for acquired non-PCD assets such as loans is recorded through provision expense, consistent with originated loans. Thus, the determination of which assets are PCD and non-PCD can have a significant effect on the accounting for these assets.
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
Section 4013 of the CARES Act
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications were not classified as troubled debt restructurings (“TDRs”). In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status has not been impacted during the deferral period. Deferrals consist mainly of 90-day principal and interest deferral with the ability to extend an additional 90-day period at the Bank’s option. Interest income has continued to be recognized over the contractual life of the loan. At June 30, 2020, loans with an aggregate outstanding balance of approximately $4.07 billion were in COVID-19 related deferment. For the three months ended June 30, 2020, accrued and unpaid interest for loans on deferral totaled $31.5 million.

2.     Stock Transactions
Stock Repurchase Program
On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of June 30, 2020.
During the six months ended June 30, 2020, the Company purchased 383,366 shares at a cost of approximately $3.4 million, or $8.77 per share. All shares purchased during the six months ended June 30, 2020 were purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan and the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

3.     Business Combinations
Gold Coast Bancorp
As of the close of business on April 3, 2020, the Company completed its acquisition of Gold Coast Bancorp (“Gold Coast”) pursuant to the Agreement and Plan of Merger, dated as of July 24, 2019 by and between the Company and Gold Coast. As a result of the completion of the acquisition, the Company issued approximately 2.8 million shares to the former stockholders of Gold Coast and paid approximately $31.0 million in cash to the former stockholders of Gold Coast. Under the terms of the merger agreement, 50% of the common shares of Gold Coast were converted into Investors Bancorp common stock and the remaining 50% was exchanged for cash. For each share of Gold Coast Bancorp common stock, Gold Coast shareholders were given an option to receive either (i) 1.422 shares of Investors Bancorp common stock, $0.01 par value per share, (ii) a cash payment of $15.75, or (iii) a combination of Investors Bancorp common stock and cash. The foregoing was subject to proration to ensure that, in the aggregate, 50% of Gold Coast’s shares would be converted into Investors Bancorp common stock.
The acquisition was accounted for under the acquisition method of accounting as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of assets acquired, or $12.0 million, has been recorded as goodwill.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Gold Coast, net of cash consideration paid:

At April 3, 2020
(In millions)
Cash and cash equivalents	$7.3
Debt securities available-for-sale	51.5
Debt securities held to maturity	8.4
Loans receivable, net	443.5
Accrued interest receivable	1.3
Right-of-use assets	3.7
Net deferred tax asset	3.9
Intangible assets	14.5
Other assets	1.2
Total assets acquired	535.3
Deposits	489.9
Borrowed funds	14.9
Other liabilities	9.7
Total liabilities assumed	514.5
Net assets acquired	$20.8

As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values. Any adjustments to carrying values will be recorded in goodwill. The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available.

Financial assets acquired in a business combination after January 1, 2020 are recorded in accordance with ASC Topic 326, after which acquired assets are separated into two types. PCD assets are acquired assets that, as of the acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. Non-PCD assets are acquired assets that have experienced no or insignificant deterioration in credit quality since origination. To distinguish between the two types of acquired assets, the Company evaluates risk characteristics that have been determined to be indicators of deteriorated credit quality. In the case of loans, the determining criteria may involve general characteristics, such as loan payment history or changes in creditworthiness since the loan was originated, while others are relevant to recent economic conditions, such as borrowers in industries impacted by the pandemic.
In its acquisition of Gold Coast, the Company has purchased loans which have been determined to be PCD. The carrying amount of those loans was as follows:

At April 3, 2020
(In millions)
Purchase price of loans at acquisition	$244.7
Allowance for credit losses at acquisition	4.2
Non-credit discount (premium) at acquisition	2.6
Par value of acquired loans at acquisition	$251.5

There were no PCD securities in the acquisition.

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Gold Coast acquisition based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.
Securities. The securities acquired are bought and sold in active markets. The estimated fair values of securities were calculated using external third party broker opinions of the market values. Due to the instability of the market at the time of acquisition as well as the odd lot position sizes of the securities, the Company reviewed the data and assumptions used in pricing the securities by third-parties and made qualitative adjustments to reflect the odd lot size of the securities and the price that would be received in an orderly transaction.
Loans. The estimated fair values of the loan portfolio generally consider adjustments for interest rate risk, required funding costs, servicing costs, prepayments, credit and liquidity. Level 3 inputs were utilized to determine the fair value of the acquired loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that market participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine fair value. The primary approach to determining the fair value of the loan portfolio was a discounted cash flow methodology that considered factors including the type of loan, underlying collateral, classification status or grade, interest rate structure (fixed or variable interest rate), and remaining term. For the non-credit component, loans were grouped together according to similar characteristics when applying the various valuations techniques. For the credit component, loans were also grouped based on whether they had more than insignificant deterioration in credit since origination (purchase credit deteriorated “PCD” as defined by ASC 326-20). The expected life of loan loss estimates were calculated based on an annual loss rate developed by using the historical annual average charge-off percentages for New York institutions as a proxy for how a market participant acquirer would value the portfolio. Additionally, a qualitative credit adjustment was applied to the historical annual loss rates, due to COVID-19 and the uncertainty of future losses.
Deposits / Core Deposit Intangible. The core deposit intangible represents the value assigned to the stable and below market rate funding sources within the acquired deposit base; typically demand deposits, interest checking, money market and savings accounts. The core deposit intangible value represents the value of the relationships with deposit customers as a below market rate funding source. The fair value was based on a discounted cash flow methodology that gave appropriate consideration to expected deposit attrition rates, net maintenance costs of the deposit base, projected interest costs and the alternative cost of funds. Certificates of deposit (time deposits) are not considered to be core deposits as they are less stable and do not have an “all-in” favorable funding advantage to the alternative cost of funds. The fair value of certificates of deposit represents the present value of the certificates’ expected contractual payments discounted by market rates for similar certificates and is determined utilizing Level 2 inputs.
Borrowed Funds. A discounted cash flow approach was used to determine the fair value of the debt acquired. The fair value of the liability represents the present value of the expected payments discounted using a risk adjusted discount rate. The discount rate was developed based on comparable rated securities, as that backed by companies with similar credit ratings as the Company.

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2020	2019
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$42,611	$46,624

Shares
Weighted-average common shares outstanding - basic	236,248,296	263,035,892
Effect of dilutive common stock equivalents (1)	133,807	441,585
Weighted-average common shares outstanding - diluted	236,382,103	263,477,477

Earnings per common share
Basic	$0.18	$0.18
Diluted	$0.18	$0.18

(1) For the three months ended June 30, 2020 and 2019, there were 7,442,906 and 10,749,549 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$82,123	$94,782

Shares
Weighted-average common shares outstanding - basic	234,755,591	265,337,191
Effect of dilutive common stock equivalents (1)	171,829	494,230
Weighted-average common shares outstanding - diluted	234,927,420	265,831,421

Earnings per common share
Basic	$0.35	$0.36
Diluted	$0.35	$0.36

(1) For the six months ended June 30, 2020 and 2019, there were 6,378,766 and 10,705,374 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $6.2 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net gains recognized on equity securities	$28	71	107	135
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized gains recognized on equity securities	$28	71	107	135

Debt Securities
The following tables present the carrying value, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At June 30, 2020
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$4,598	267	33	4,832
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,240,918	34,920	13	1,275,825
Federal National Mortgage Association	1,267,304	44,212	379	1,311,137
Government National Mortgage Association	286,873	8,043	143	294,773
Total mortgage-backed securities available-for-sale	2,795,095	87,175	535	2,881,735
Total debt securities available-for-sale	$2,799,693	87,442	568	2,886,567

	At June 30, 2020
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$51,884	—	51,884	3,477	—	55,361
Municipal bonds	238,725	—	238,725	9,519	—	248,244
Corporate and other debt securities	110,163	14,150	96,013	14,742	2,907	107,848
Total debt securities held-to-maturity	400,772	14,150	386,622	27,738	2,907	411,453
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	266,073	98	265,975	10,257	—	276,232
Federal National Mortgage Association	491,267	261	491,006	23,564	42	514,528
Government National Mortgage Association	58,042	—	58,042	2,553	—	60,595
Total mortgage-backed securities held-to-maturity	815,382	359	815,023	36,374	42	851,355
Total debt securities held-to-maturity	$1,216,154	14,509	1,201,645	64,112	2,949	1,262,808
Allowance for credit losses			3,244
Total debt securities held-to-maturity, net of allowance for credit losses			1,198,401

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
Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$2,429	33	—	—	2,429	33
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	34,659	13	—	—	34,659	13
Federal National Mortgage Association	100,489	379	—	—	100,489	379
Government National Mortgage Association	48,150	143	—	—	48,150	143
Total mortgage-backed securities available-for-sale	183,298	535	—	—	183,298	535
Total debt securities available-for-sale	185,727	568	—	—	185,727	568
Held-to-maturity:
Debt securities:
Corporate and other debt securities	32,610	2,907	—	—	32,610	2,907
Mortgage-backed securities:
Federal National Mortgage Association	5,073	42	—	—	5,073	42
Total debt securities held-to-maturity	37,683	2,949	—	—	37,683	2,949
Total	$223,410	3,517	—	—	223,410	3,517

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$215,160	736	—	—	215,160	736
Federal National Mortgage Association	80,298	297	12,972	17	93,270	314
Government National Mortgage Association	20,078	47	—	—	20,078	47
Total debt securities available-for-sale	315,536	1,080	12,972	17	328,508	1,097
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	31,696	500	—	—	31,696	500
Municipal bonds	23,596	43	—	—	23,596	43
Total debt securities held-to-maturity	55,292	543	—	—	55,292	543
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	20,860	64	11,065	65	31,925	129
Federal National Mortgage Association	7,911	52	37,316	255	45,227	307
Total mortgage-backed securities held-to-maturity	28,771	116	48,381	320	77,152	436
Total debt securities held-to-maturity	84,063	659	48,381	320	132,444	979
Total	$399,599	1,739	61,353	337	460,952	2,076

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
The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FGLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FGLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At June 30, 2020, our held-to-maturity debt securities portfolio had an allowance for credit losses of $3.2 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled TruPs, principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At June 30, 2020, the TruPs had a carrying value before allowance for credit losses and estimated fair value of $48.5 million and $60.6 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.
At June 30, 2020, the available-for-sale debt securities portfolio was almost entirely comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of June 30, 2020, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.

For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to page 82 in Note 4 to the consolidated financial statements included under Item 15. Exhibits and Financial Statement Schedules in the Company’s December 31, 2019 Form 10-K.
Debt securities with a carrying value before allowance for credit losses of $1.38 billion and an estimated fair value of $1.42 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at June 30, 2020, by contractual maturity, are shown below.

	June 30, 2020
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$55,512	55,512
Due after one year through five years	10,397	10,516
Due after five years through ten years	60,761	62,734
Due after ten years	259,952	282,691
Total	$386,622	411,453

Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three and six months ended June 30, 2020, there were no sales of equity or debt securities; however, the Company received proceeds of $16.5 million from the call of a held-to-maturity security which resulted in a gain of $124,000. The Company recognized net unrealized gains on equity securities of $28,000 and $107,000, respectively, for the three and six months ended June 30, 2020.
For the three and six months ended June 30, 2019, the Company received proceeds of $399.4 million on securities sold from the debt securities available-for-sale portfolio resulting in a loss of $5.7 million recognized in non-interest income. Proceeds from the sale were reinvested in higher yielding debt securities. There were no sales of equity securities or debt securities held-to-maturity for the three and six months ended June 30, 2019. The Company recognized net unrealized gains on equity securities of $71,000 and $135,000, respectively, for the three and six months ended June 30, 2019.
6.    Loans Receivable, Net
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three and six months ended June 30, 2020 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP. The detail of the loan portfolio as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Multi-family loans	$7,377,929	7,813,236
Commercial real estate loans	4,873,353	4,831,347
Commercial and industrial loans	3,428,916	2,951,306
Construction loans	304,460	262,866
Total commercial loans	15,984,658	15,858,755
Residential mortgage loans	4,702,957	5,144,718
Consumer and other loans	674,392	699,796
Total loans	21,362,007	21,703,269
Deferred fees, premiums and other, net (1)	(10,044)	907
Allowance for credit losses	(273,319)	(228,120)
Net loans	$21,078,644	21,476,056

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

The following table presents the risk category of loans as of June 30, 2020 by class of loan and vintage year:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$365,777	711,763	1,384,829	833,115	1,762,574	1,450,948	9,751	6,518,757
Watch	13,160	21,171	107,311	104,589	149,425	58,043	1,700	455,399
Special mention	4,595	—	7,465	3,310	77,663	55,343	—	148,376
Substandard	—	—	—	9,455	93,115	151,446	1,381	255,397
Total Multi-family	383,532	732,934	1,499,605	950,469	2,082,777	1,715,780	12,832	7,377,929
Commercial real estate
Pass	193,001	861,323	765,976	519,365	965,191	985,225	25,409	4,315,490
Watch	10,237	38,913	35,808	31,466	120,624	29,793	1,885	268,726
Special mention	—	—	2,511	17,993	45,067	44,774	5,534	115,879
Substandard	—	1,000	4,649	26,549	52,915	88,145	—	173,258
Total Commercial real estate	203,238	901,236	808,944	595,373	1,183,797	1,147,937	32,828	4,873,353
Commercial and industrial
Pass	644,002	709,236	361,615	174,106	413,043	234,237	215,366	2,751,605
Watch	31,947	127,673	56,168	82,914	31,107	31,816	30,133	391,758
Special mention	—	26,265	2,616	26,424	28,854	54,555	6,470	145,184
Substandard	3,250	5,511	62,411	4,655	28,456	21,702	14,384	140,369
Total Commercial and industrial	679,199	868,685	482,810	288,099	501,460	342,310	266,353	3,428,916
Construction
Pass	20,953	53,744	39,970	—	—	—	156,408	271,075
Watch	9,523	—	—	—	—	—	11,732	21,255
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	12,130	12,130
Total Construction	30,476	53,744	39,970	—	—	—	180,270	304,460
Residential mortgage
Pass	188,712	605,763	592,532	713,647	654,831	1,881,016	—	4,636,501
Watch	112	—	1,048	514	63	7,328	—	9,065
Special mention	—	—	1,164	312	630	2,234	—	4,340
Substandard	—	1,523	2,010	443	839	48,134	102	53,051
Total residential mortgage	188,824	607,286	596,754	714,916	656,363	1,938,712	102	4,702,957
Consumer and other
Pass	2,433	8,815	7,170	9,328	13,725	62,461	553,837	657,769
Watch	—	134	—	—	117	514	10,260	11,025
Special mention	—	—	—	—	—	177	2,969	3,146
Substandard	—	—	—	—	123	1,738	591	2,452
Total Consumer and other	2,433	8,949	7,170	9,328	13,965	64,890	567,657	674,392
Total	$1,487,702	3,172,834	3,435,253	2,558,185	4,438,362	5,209,629	1,060,042	21,362,007

The following table presents the risk category of loans as of December 31, 2019 by class of loan:

	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,326,412	942,438	167,748	376,638	—	—	7,813,236
Commercial real estate	4,023,642	489,514	118,426	199,765	—	—	4,831,347
Commercial and industrial	2,031,148	693,397	111,389	115,372	—	—	2,951,306
Construction	169,236	75,319	—	18,311	—	—	262,866
Total commercial loans	12,550,438	2,200,668	397,563	710,086	—	—	15,858,755
Residential mortgage	5,074,334	14,414	5,429	50,541	—	—	5,144,718
Consumer and other	687,302	9,157	1,174	2,163	—	—	699,796
Total	$18,312,074	2,224,239	404,166	762,790	—	—	21,703,269

In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies. See Note 1, Summary of Significant Accounting Principles.
The following tables present the payment status of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans:

	June 30, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$25,795	19,139	46,970	91,904	7,286,025	7,377,929
Commercial real estate	11,420	3,328	5,143	19,891	4,853,462	4,873,353
Commercial and industrial	7,513	1,178	7,588	16,279	3,412,637	3,428,916
Construction	—	—	—	—	304,460	304,460
Total commercial loans	44,728	23,645	59,701	128,074	15,856,584	15,984,658
Residential mortgage	9,835	4,588	31,947	46,370	4,656,587	4,702,957
Consumer and other	11,084	3,147	1,769	16,000	658,392	674,392
Total	$65,647	31,380	93,417	190,444	21,171,563	21,362,007

	December 31, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$45,606	1,946	22,055	69,607	7,743,629	7,813,236
Commercial real estate	7,958	525	3,787	12,270	4,819,077	4,831,347
Commercial and industrial	7,774	2,767	5,053	15,594	2,935,712	2,951,306
Construction	—	—	—	—	262,866	262,866
Total commercial loans	61,338	5,238	30,895	97,471	15,761,284	15,858,755
Residential mortgage	16,980	6,195	27,729	50,904	5,093,814	5,144,718
Consumer and other	9,157	1,174	1,330	11,661	688,135	699,796
Total	$87,475	12,607	59,954	160,036	21,543,233	21,703,269

The following table presents non-accrual loans at the date indicated:

	June 30, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	14	$48,363	8	$23,322
Commercial real estate	22	12,289	22	11,945
Commercial and industrial	29	15,627	18	12,482
Construction	—	—	—	—
Total commercial loans	65	76,279	48	47,749
Residential mortgage and consumer	255	50,564	260	47,566
Total non-accrual loans	320	$126,843	308	$95,315

The Company recognized $818,000 of interest income on non-accrual loans during the six months ended June 30, 2020.
Loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the present value of expected cash flows or the fair value of the collateral as of the reporting date. When management determines that the fair value of collateral securing a collateral dependent loan inadequately covers the balance of net principal, the net principal balance is written down to the fair value of the collateral, net of estimated selling costs as applicable, rather than assigning an allowance. See Note 16, Fair Value Measurements, for information regarding the valuation process for collateral dependent loans.
The following table presents individually evaluated collateral-dependent loans by class of loans at the date indicated:

	June 30, 2020
	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$41,911	—	41,911
Commercial real estate	6,697	—	6,697
Commercial and industrial	4,369	9,711	14,080
Construction	—	—	—
Total commercial loans	52,977	9,711	62,688
Residential mortgage and consumer	25,724	114	25,838
Total collateral-dependent loans	$78,701	9,825	88,526
Included in the non-accrual tables above are TDR loans whose payment status is current, but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2020 and December 31, 2019, these loans are comprised of the following:

	June 30, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	2	$3,631	2	$2,360
Residential mortgage and consumer	33	5,758	25	4,218
Total TDR with payment status current classified as non-accrual	35	$9,389	27	$6,578

The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	June 30, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Residential mortgage and consumer	8	$1,079	18	$3,331
Total TDR 30-89 days delinquent classified as non-accrual	8	$1,079	18	$3,331

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
Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. At June 30, 2020, loans with an aggregate outstanding balance of approximately $4.07 billion have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency guidelines, such modifications are not included in our TDR totals and discussion below. For more information on the criteria for classifying loans as TDRs, see Note 1, Summary of Significant Accounting Principles - Section 4013 of the CARES Act and Executive Summary COVID-19 Pandemic.

The following tables present the total TDR loans at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	2	$3,631	2	$3,631
Commercial and industrial	3	2,805	2	3,881	5	6,686
Total commercial loans	3	2,805	4	7,512	7	10,317
Residential mortgage and consumer	49	9,347	79	16,491	128	25,838
Total	52	$12,152	83	$24,003	135	$36,155

	December 31, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$2,362	3	$2,362
Commercial and industrial	3	2,535	2	4,682	5	7,217
Total commercial loans	3	2,535	5	7,044	8	9,579
Residential mortgage and consumer	54	10,549	78	16,458	132	27,007
Total	57	$13,084	83	$23,502	140	$36,586

The following tables present information about TDRs that occurred during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$1,330	$1,330	—	$—	$—
Residential mortgage and consumer	—	—	—	4	732	732

	Six Months Ended June 30,
	2020			2019
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$1,330	$1,330	—	$—	$—
Commercial and industrial	1	933	933	—	—	—
Residential mortgage and consumer	—	—	—	10	2,396	2,396

Post-modification recorded investment represents the net book balance immediately following modification.
Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were $163,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the three and six months ended June 30, 2020. There were $96,000 and $573,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the three and six months ended June 30, 2019, respectively. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.6 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively.
Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. All residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. The commercial loan modification which qualified as a TDR in the three months ended June 30, 2020 was a loan which had already been on non-accrual status and was granted a 90-day deferral of payment due to circumstances related to COVID-19. The commercial loan modification which qualified as a TDR in the first quarter of 2020 had its maturity extended. There were no commercial loan modifications which qualified as TDRs in the six months ended June 30, 2019.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	3.88%	3.88%	—	—%	—%
Residential mortgage and consumer	—	—%	—%	4	5.22%	4.96%

	Six Months Ended June 30,
	2020			2019
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	3.88%	3.88%	—	—%	—%
Commercial and industrial	1	4.75%	4.75%	—	—%	—%
Residential mortgage and consumer	—	—%	—%	10	5.25%	4.92%

Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2020 consisted of one residential loan with a recorded investment of $201,000 at June 30, 2020. Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2019 consisted of one residential loan and one commercial real estate loan with a recorded investment of $270,000 and $2.5 million, respectively, at June 30, 2019.
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

7.    Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. See Note 1, Summary of Significant Accounting Principles.
Allowance for Credit Losses on Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of the period	$243,288	234,717	228,120	235,817
Impact of adopting ASC 326	—	—	(3,551)	—
Gross charge offs	(5,059)	(2,181)	(15,988)	(7,626)
Recoveries	985	2,401	3,881	3,746
Net charge-offs	(4,074)	220	(12,107)	(3,880)
Allowance at acquisition on loans purchased with credit deterioration	4,180	—	4,180	—
Provision for credit loss expense	29,925	(3,000)	56,677	—
Balance at end of the period	$273,319	231,937	273,319	231,937

Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $71.3 million at June 30, 2020 and is excluded from the estimate of credit losses.

The lifetime estimate considers multiple economic scenarios, including recessionary scenarios that assume deterioration in key economic variables such as gross domestic product, unemployment rate and real estate prices.  As of January 1, 2020, the Company’s economic outlook was weighted to include a moderate potential of a recession with some expectation of tail risk similar to the severely adverse scenario used in stress testing. During the six months ended June 30, 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross domestic product severely affected by the impact of COVID-19. In response to these changes, the Company reassessed the selection and probability weightings of the economic scenarios.  All scenarios utilized by the Company at June 30, 2020, assume recessionary environments of varying degrees resulting from the COVID-19 pandemic.  In addition, the allowance for credit losses at June 30, 2020 included qualitative reserves for certain segments that may not be fully recognized through its quantitative models.  There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs, and the Company will continue to evaluate the allowance for credit losses and the related economic outlook each quarter.

The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Impact of adopting ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Charge-offs	(4,144)	(189)	(10,835)	—	(805)	(15)	—	(15,988)
Recoveries	—	320	2,939	—	487	135	—	3,881
Allowance at acquisition on loans purchased with credit deterioration	209	3,208	287	127	344	5	—	4,180
Provision for credit loss expense	(237)	34,800	21,340	4,268	(3,910)	416	—	56,677
Ending balance-June 30, 2020	$60,186	84,433	80,616	9,310	33,596	5,178	—	273,319

	December 31, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(2,973)	(151)	(6,833)	—	(2,241)	(934)	—	(13,132)
Recoveries	1,244	2,204	1,203	—	1,448	336	—	6,435
Provision for credit loss expense	(7,048)	423	8,942	(670)	(2,592)	44	(99)	(1,000)
Ending balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120

Allowance for Credit Losses on Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(In thousands)
Balance at beginning of the period	$2,995	—
Impact of adopting ASC 326	—	2,564
Provision for credit losses	249	680
Balance at end of the period	$3,244	3,244

The following tables present the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of June 30, 2020:

	June 30, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2019	$—	—	—
Impact of adopting ASC 326	17	2,547	2,564
Provision for credit loss	10	670	680
Ending balance-June 30, 2020	$27	3,217	3,244

Accrued interest receivable on debt securities held-to-maturity totaled $10.3 million at June 30, 2020 and is excluded from the estimate of credit losses.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(In thousands)
Balance at beginning of the period	$17,142	425
Impact of adopting ASC 326	—	12,674
Provision for credit losses	3,105	7,148
Balance at end of the period	$20,247	20,247

8.     Deposits
Deposits are summarized as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Non-interest bearing:
Checking accounts	$3,040,450	2,472,232
Interest bearing:
Checking accounts	5,852,330	5,512,979
Money market deposits	4,311,095	3,817,718
Savings	2,062,445	2,050,101
Certificates of deposit	4,220,982	4,007,308
Total deposits	$19,487,302	17,860,338

9.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Mortgage servicing rights	$9,667	12,125
Core deposit premiums	4,351	2,530
Other	625	668
Total other intangible assets	14,643	15,323
Goodwill	94,535	82,546
Goodwill and intangible assets	$109,178	97,869

The following table summarizes other intangible assets as of June 30, 2020 and December 31, 2019:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2020
Mortgage servicing rights	$16,942	(4,621)	(2,654)	9,667
Core deposit premiums	23,063	(18,712)	—	4,351
Other	1,150	(525)	—	625
Total other intangible assets	$41,155	(23,858)	(2,654)	14,643

December 31, 2019
Mortgage servicing rights	$19,368	(7,140)	(103)	12,125
Core deposit premiums	20,561	(18,031)	—	2,530
Other	1,150	(482)	—	668
Total other intangible assets	$41,079	(25,653)	(103)	15,323

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.77 billion and $1.67 billion at June 30, 2020 and December 31, 2019, respectively, all of which relate to mortgage loans. At June 30, 2020 and December 31, 2019, the servicing asset, included in other intangible assets, had an estimated fair value of $10.1 million and $14.1 million, respectively. At June 30, 2020, fair value was based on expected future cash flows considering a weighted average discount rate of 12.04%, a weighted average constant prepayment rate on mortgages of 23.70% and a weighted average life of 3.5 years. Based on an analysis of fair values as of June 30, 2020, the Company determined that a $2.6 million increase to the valuation allowance for mortgage servicing rights was required. See Note 16 for additional details.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the three months ended June 30, 2020, the Company recorded $2.5 million in core deposit premiums resulting from the acquisition of Gold Coast.

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
The following table presents the balance sheet information related to our operating leases:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Operating lease right-of-use assets	$172,432	175,143
Operating lease liabilities	184,572	185,827
Weighted average remaining lease term	9.3 years	9.7 years
Weighted average discount rate	2.70%	2.74%

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
The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$6,526	6,323	12,807	12,643
Short-term lease cost	103	72	189	155
Variable lease cost	—	—	(1)	—
Included in other income:
Sublease income	51	67	118	134
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$5,872	6,158	11,579	12,296
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	7,278	1,773	7,837	1,791

Future minimum operating lease payments and reconciliation to operating lease liabilities at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
2020	$13,105	24,013
2021	25,232	23,888
2022	23,589	22,270
2023	22,486	21,227
2024	22,440	21,162
Thereafter	103,066	100,662
Total lease payments	209,918	213,222
Less: Imputed interest	(25,346)	(27,395)
Total operating lease liabilities	$184,572	185,827

The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were both $3.1 million at June 30, 2020. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

11.     Equity Incentive Plan
At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the six months ended June 30, 2020 and June 30, 2019, the Company granted 68,923 and 658,419 shares of restricted stock awards under the 2015 Plan, respectively.
Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the six months ended June 30, 2020 and June 30, 2019, the Company granted no stock options and 50,000 stock options under the 2015 Plan, respectively.
The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

Six Months Ended June 30,
2019
Weighted average expected life (in years)	6.50
Weighted average risk-free rate of return	2.50%
Weighted average volatility	18.70%
Dividend yield	3.57%
Weighted average fair value of options granted	$1.60
Total stock options granted	50,000

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
The following table presents the share-based compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Stock option expense	$1,011	1,350	1,999	2,652
Restricted stock expense	2,943	3,636	5,844	6,907
Total share-based compensation expense	$3,954	4,986	7,843	9,559

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,654,461	$12.46	5.5	$363
Granted	—	—	—
Exercised	—	—	—
Forfeited	(10,802)	12.55
Expired	(39,087)	12.54
Outstanding at June 30, 2020	5,604,572	12.46	5.0	29
Exercisable at June 30, 2020	3,800,760	$12.43	5.0	$29

Expected future expense relating to the non-vested options outstanding as of June 30, 2020 is $7.4 million over a weighted average period of 1.65 years.
The following is a summary of the status of the Company’s restricted shares as of June 30, 2020 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,894,352	$12.57
Granted	68,923	10.67
Vested	(954,345)	12.63
Forfeited	(15,973)	12.34
Outstanding and non-vested at June 30, 2020	1,992,957	$12.48

Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2020 is $22.5 million over a weighted average period of 2.48 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Interest cost	$324	397	648	794
Amortization of:
Net loss	299	—	598	—
Total net periodic benefit cost	$623	397	1,246	794

Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the six months ended June 30, 2020.
The Company also maintains the Pentegra DB Plan. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date. There was no contribution required during the six months ended June 30, 2020. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2020.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variability in cash flows associated with borrowings. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of seventeen months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $47.4 million will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

	Asset Derivatives						Liability Derivatives
	June 30, 2020			December 31, 2019			June 30, 2020			December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$3,900	Other assets	$141	$2,675	Other assets	$559	$—	Other liabilities	$—	$—	Other liabilities	$—
Total derivatives designated as hedging instruments			$141			$559			$—			$—

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$718	Other assets	$35,831	$652	Other assets	$5,430	$—	Other liabilities	$—	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	250	22	Other liabilities	125
Total derivatives not designated as hedging instruments			$35,831			$5,430			$250			$125

The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of loss recognized in other comprehensive income (loss)	$(17,040)	(38,664)	(117,401)	(58,345)
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) to interest expense	(6,628)	1,728	(8,717)	3,818

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of June 30, 2020 and 2019.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$(2,239)	5,297	4,530	6,219
Derivatives designated as hedging instruments	Interest income on loans	(136)	(5,261)	(7,324)	(6,282)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss)	Interest expense on borrowings	(6,628)	1,728	(8,717)	3,818
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(9,003)	1,764	(11,511)	3,755

As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

Balance sheet location	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In thousands)
Loans receivable, net (1)(2)	$482,649	478,120	$10,515	6,426
(1) At June 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.23 billion; the cumulative basis adjustments associated with these hedging relationships was $10.5 million; and the amounts of the designated hedged items were $482.6 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of June 30, 2020 includes $2.9 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2020:

	Consolidated Statements of Income location	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
		(In thousands)
Other Contracts	Other income / (expense)	$4	(40)	$(125)	(11)
Total		$4	(40)	$(125)	(11)

Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 16, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
June 30, 2020
Assets:
Derivative contracts	$257	—	257	—	—	257
Liabilities:
Derivative contracts	250	—	250	—	—	250

December 31, 2019
Assets:
Derivative contracts	$821	—	821	—	—	821
Liabilities:
Derivative contracts	$125	—	125	—	—	125

14.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended June 30,
	2020			2019
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$58,829	(16,218)	42,611	65,345	(18,721)	46,624
Other comprehensive loss:
Change in funded status of retirement obligations	416	(117)	299	19	(5)	14
Unrealized (losses) gains on debt securities available-for-sale	(1,216)	219	(997)	21,767	(5,199)	16,568
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	73	(17)	56	443	(125)	318
Reclassification adjustment for security losses included in net income	—	—	—	5,690	(1,469)	4,221
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	385	(108)	277	251	(70)	181
Net losses on derivatives	(10,412)	2,927	(7,485)	(40,392)	11,354	(29,038)
Total other comprehensive loss	(10,754)	2,904	(7,850)	(12,222)	4,486	(7,736)
Total comprehensive income	$48,075	(13,314)	34,761	53,123	(14,235)	38,888

	Six Months Ended June 30,
	2020			2019
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$112,988	(30,865)	82,123	132,808	(38,026)	94,782
Other comprehensive loss:
Change in funded status of retirement obligations	444	(125)	319	37	(10)	27
Unrealized gains on debt securities available-for-sale	48,193	(11,562)	36,631	43,281	(10,474)	32,807
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	147	(35)	112	600	(169)	431
Reclassification adjustment for security losses included in net income	—	—	—	5,690	(1,469)	4,221
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	635	(178)	457	502	(141)	361
Net losses on derivatives	(108,684)	30,551	(78,133)	(62,163)	17,474	(44,689)
Total other comprehensive loss	(59,265)	18,651	(40,614)	(12,053)	5,211	(6,842)
Total comprehensive income	$53,723	(12,214)	41,509	120,755	(32,815)	87,940

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains (losses) on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized (losses) gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	319	112	36,631	457	(78,133)	(40,614)
Balance - June 30, 2020	$(6,371)	(274)	66,087	(10,172)	(108,506)	(59,236)

Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	27	431	37,028	361	(44,689)	(6,842)
Balance - June 30, 2019	$(2,991)	(490)	28,144	(11,036)	(32,038)	(18,411)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Reclassification adjustment for losses included in net income
Loss on securities, net	$—	5,690	—	5,690
Change in funded status of retirement obligations
Amortization of net loss (gain)	299	(2)	599	(4)
Interest expense
Reclassification adjustment for unrealized losses (gains) on derivatives	6,092	(1,728)	8,181	(3,818)
Total before tax	6,391	3,960	8,780	1,868
Income tax expense	(1,762)	(973)	(2,398)	(375)
Net of tax	$4,629	2,987	6,382	1,493

15.    Stockholders’ Equity

 The changes in the components of stockholders’ equity for the three months ended June 30, 2020 and 2019 are as follows:

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at March 31, 2019	$3,591	2,810,832	1,191,020	(958,425)	(80,513)	(10,675)	2,955,830
Net income	—	—	46,624	—	—	—	46,624
Other comprehensive loss, net of tax	—	—	—	—	—	(7,736)	(7,736)
Purchase of treasury stock (3,829,780 shares)	—	—	—	(44,023)	—	—	(44,023)
Treasury stock allocated to restricted stock plan (538,756 shares)	—	(6,500)	(118)	6,618	—	—	—
Compensation cost for stock options and restricted stock	—	4,993	—	—	—	—	4,993
Exercise of stock options	—	(221)	—	712	—	—	491
Restricted stock forfeitures (12,267 shares)	—	154	(7)	(147)	—	—	—
Cash dividend paid ($0.11 per common share)	—	—	(30,646)	—	—	—	(30,646)
ESOP shares allocated or committed to be released	—	593	—	—	749	—	1,342
Balance at June 30, 2019	$3,591	2,809,851	1,206,873	(995,265)	(79,764)	(18,411)	2,926,875

Balance at March 31, 2020	$3,591	2,826,288	1,247,028	(1,353,246)	(77,517)	(51,386)	2,594,758
Net income	—	—	42,611	—	—	—	42,611
Other comprehensive loss, net of tax	—	—	—	—	—	(7,850)	(7,850)
Common stock issued to finance acquisition	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (298,977 shares)	—	—	—	(2,429)	—	—	(2,429)
Treasury stock allocated to restricted stock plan (4,000 shares)	—	(36)	(13)	49	—	—	—
Compensation cost for stock options and restricted stock	—	3,954	—	—	—	—	3,954
Cash dividend paid ($0.12 per common share)	—	—	(30,021)	—	—	—	(30,021)
ESOP shares allocated or committed to be released	—	247	—	—	749	—	996
Balance at June 30, 2020	$3,619	2,851,306	1,259,605	(1,355,626)	(76,768)	(59,236)	2,622,900

16.    Fair Value Measurements
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

	Carrying Value at June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$6,190	6,190	—	—
Debt securities available for sale:
Government-sponsored enterprises	$4,832	—	4,832	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,275,825	—	1,275,825	—
Federal National Mortgage Association	1,311,137	—	1,311,137	—
Government National Mortgage Association	294,773	—	294,773	—
Total debt securities available-for-sale	$2,886,567	—	2,886,567	—
Interest rate swaps	$35,972	—	35,972	—
Liabilities:
Derivatives:
Other contracts	$250	—	250	—
Total derivatives	$250	—	250	—

	Carrying Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$6,039	6,039	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,240,379	—	1,240,379	—
Federal National Mortgage Association	1,178,049	—	1,178,049	—
Government National Mortgage Association	276,962	—	276,962	—
Total debt securities available-for-sale	$2,695,390	—	2,695,390	—
Interest rate swaps	$5,989	—	5,989	—
Liabilities:
Derivatives:
Other contracts	125	—	125	—
Total derivatives	$125	—	125	—

There have been no changes in the methodologies used at June 30, 2020 from December 31, 2019, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2020.
There were no Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At June 30, 2020, the fair value model used prepayment speeds ranging from 9.54% to 27.12% and a discount rate of 12.04% for the valuation of the mortgage servicing rights. At December 31, 2019, the fair value model used prepayment speeds ranging from 6.60% to 29.10% and a discount rate of 12.05% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
Collateral-Dependent Loans/Impaired Loans Receivable
With the adoption of ASU 2016-13, loans which meet certain criteria are individually evaluated as part of the process of calculating the allowance for credit losses. Prior to adoption, such loans were evaluated for impairment. However, the valuation method remains unchanged. A loan is individually evaluated when it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Collateral-dependent loans secured by property are carried at the estimated fair value of the collateral less estimated selling costs. Estimated fair value is calculated using an independent third-party appraiser. In the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Appraisals were generally discounted in a range of 0% to 25%. For non-collateral-dependent loans management estimates the fair value using discounted cash flows based on inputs that are largely unobservable and instead reflect management’s own estimates of the assumptions as a market participant would in pricing such loans.
Other Real Estate Owned and Other Repossessed Assets
Other Real Estate Owned and Other Repossessed Assets are recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value of foreclosed real estate property is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience and are discounted an additional 0% to 25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, a writedown is recorded through expense. The valuation of foreclosed and repossessed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.
Loans Held for Sale
Residential mortgage loans held for sale are recorded at the lower of cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, the Company uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019. For the three months ended June 30, 2020, there was no change to the carrying value of other real estate owned or loans held for sale. For the three months ended December 31, 2019, there was no change to the carrying value of impaired loans or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at June 30, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	9.5%	27.1%	23.70%	$9,532	—	—	9,532
Collateral-dependent loans	Market comparable and estimated cash flow	Lack of marketability and probability of default	0.06%	11.50%	10.18%	5,064	—	—	5,064
						$14,596	—	—	14,596

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	6.6%	29.1%	11.04%	$10,409	—	—	10,409
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	2.70%	262	—	—	262
						$10,671	—	—	10,671

Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.
Cash and Cash Equivalents
For cash, short-term U.S. Treasury securities and due from banks, the carrying amount approximates fair value.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$735,234	735,234	735,234	—	—
Equities	6,190	6,190	6,190	—	—
Debt securities available-for-sale	2,886,567	2,886,567	—	2,886,567	—
Debt securities held-to-maturity, net	1,198,401	1,262,808	—	1,202,222	60,586
FHLB stock	229,829	229,829	229,829	—	—
Loans held for sale	39,767	39,767	—	39,767	—
Net loans	21,078,644	21,369,385	—	—	21,369,385
Derivative financial instruments	35,972	35,972	—	35,972	—
Financial liabilities:
Deposits, other than time deposits	$15,266,320	15,266,320	15,266,320	—	—
Time deposits	4,220,982	4,243,734	—	4,243,734	—
Borrowed funds	4,632,016	4,721,251	—	4,721,251	—
Derivative financial instruments	250	250	—	250	—

	December 31, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$174,915	174,915	174,915	—	—
Equities	6,039	6,039	6,039	—	—
Debt securities available-for-sale	2,695,390	2,695,390	—	2,695,390	—
Debt securities held-to-maturity	1,148,815	1,190,104	—	1,116,771	73,333
FHLB stock	267,219	267,219	267,219	—	—
Loans held for sale	29,797	29,797	—	29,797	—
Net loans	21,476,056	21,563,627	—	—	21,563,627
Derivative financial instruments	5,989	5,989	—	5,989	—
Financial liabilities:
Deposits, other than time deposits	$13,853,030	13,853,030	13,853,030	—	—
Time deposits	4,007,308	4,007,342	—	4,007,342	—
Borrowed funds	5,827,111	5,834,895	—	5,834,895	—
Derivative financial instruments	125	125	—	125	—

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

17.    Revenue Recognition
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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$2,908	3,730	6,858	7,013
Other income	1,965	2,508	4,984	4,731
Total revenue from contracts with customers	$4,873	6,238	11,842	11,744

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third-party service provider as services are rendered.

18.    Recent Accounting Pronouncements

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

19.    Subsequent Events
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
Dividend
On July 29, 2020, the Company declared a cash dividend of $0.12 per share. The $0.12 dividend per share will be paid to stockholders on August 25, 2020, with a record date of August 10, 2020.
Sales-Leaseback
On August 3, 2020, the Bank entered into an agreement for the sale-leaseback of 15 of its currently owned properties, subject to buyer due diligence. The properties consist of 15 branches. The Company expects to realize an after-tax gain of approximately $6.7 million net of transaction related expenses. The transaction is expected to close in the third quarter of 2020 and is subject to change or termination due to buyer due diligence on the identified properties and customary closing conditions.

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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2020, we consider the following to be our critical accounting policies.
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
Executive Summary
COVID-19 Pandemic
Beginning in March 2020, the impacts of the COVID-19 pandemic, including social distancing guidelines, closure of non-essential businesses and shelter-at-home mandates, caused a global economic downturn. The economic downturn has included a decline in gross domestic product and an increase in unemployment. During the second quarter of 2020, the unemployment rate began to decline but remains significantly elevated above the pre-pandemic unemployment rate. The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including the establishment of the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).
We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers, communities and results of operations. During the first quarter of 2020, the majority of our corporate workforce had transitioned to working remotely and we successfully transitioned to a “limited service” branch model including drive-thru operations and ATM services, as well as in-branch services available by appointment only. During the second quarter of 2020, all of our branches resumed normal operating hours and all lobbies re-opened for our clients. In addition, approximately 50% of our corporate workforce have returned to our corporate offices and the remainder continues to work remotely in an effective manner. Proper protocols have been put in place in our branches and corporate offices to ensure the continued safety of our employees and customers.
While we have continued to support our customers by deferring payments for those experiencing hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for the majority of our clients who have ended their initial deferral period. For the three months ended June 30, 2020, accrued and unpaid interest for loans on deferral totaled $31.5 million. In addition, we participated in the SBA’s PPP program and our loan portfolio included $328.5 million of PPP loans as of June 30, 2020.

The following table presents the Company’s loan portfolio at June 30, 2020 by industry sector and the balance of deferrals by loan portfolio as of July 22, 2020:

Segment/Industry	Loan Balance (in millions)	Active Deferrals(1) (in millions)	Active Deferrals / Loans
Commercial and industrial:
Accommodation and Food Service	$316	$223	71%
Administrative and Support and Waste Management	99	—	0%
Agriculture, Forestry, Fishing and Hunting	20	—	0%
Arts, Entertainment, and Recreation	54	30	56%
Construction	384	31	8%
Educational Service	95	—	0%
Finance and Insurance	125	—	0%
Health Care and Social Assistance	701	66	9%
Information	48	—	0%
Management of Companies and Enterprises	3	—	0%
Manufacturing	269	4	1%
Mining, Quarrying, and Oil and Gas Extraction	53	—	0%
Professional, Scientific, and Technical Services	127	4	3%
Public Administration	1	—	0%
Real Estate and Rental	544	57	10%
Retail Trade - clothing, home, gasoline, health	93	1	1%
Retail Trade - sporting, hobby, vending, e-commerce	8	—	0%
Transportation - air, rail, truck, water, pipeline	203	9	4%
Utilities	6	—	0%
Wholesale Trade	90	17	19%
Other	191	5	3%
Total Commercial and Industrial	$3,429	$447	13%

Commercial real estate:
Accommodation and Food Service	$111	$69	62%
Arts, Entertainment, and Recreation	19	2	11%
Health Care and Social Assistance	44	1	2%
Mixed Use Property	491	68	14%
Office	1,194	151	13%
Retail Store	955	101	11%
Shopping Center	853	287	34%
Warehouse	778	95	12%
Other	428	56	13%
Total Commercial Real Estate	$4,873	$830	17%

Multi-Family	7,378	903	12%
Construction	304	15	5%
Residential and Consumer	5,377	505	9%
Total Loans	$21,362	$2,700	13%
(1) For approximately 34% of deferral requests, the borrower will continue to pay interest, while 66% of deferral requests were approved for both principal and interest. As of July 1, 2020, $2.3 billion of loans reached the end of the initial deferral period, of which $1.5 billion returned to paying status. $1.6 billion of deferrals are scheduled to reach the end of the initial deferral period on August 1, 2020.
Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, including additional borrower deferral requests, delinquent loans and non-accrual loans. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Second Quarter of 2020 Results Summary
During the second quarter of 2020, we demonstrated financial strength and operational resilience, despite a significant deterioration in economic conditions late in the first quarter that continued during the second quarter due to the rapidly evolving COVID-19 pandemic and while protecting the health, safety and welfare of our employees and supporting our customers and communities.

•
We reported net income of $42.6 million, or $0.18 per diluted share, for the three months ended June 30, 2020 as compared to $39.5 million, or $0.17 per diluted share, for the three months ended March 31, 2020 and $46.6 million, or $0.18 per diluted share, for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income totaled $82.1 million, or $0.35 per diluted share, compared to $94.8 million, or $0.36 per diluted share, for the six months ended June 30, 2019.

•
Net income for the three and six months ended June 30, 2020 was impacted by a provision for credit losses of $33.3 million and $64.5 million, respectively. The primary driver of the increase in our provision for credit losses was the current and forecasted economic conditions that include the estimated impact of the COVID-19 pandemic.

•
Earnings before income taxes and provision for credit losses were $92.1 million for the three months ended June 30, 2020, an increase of $6.7 million, or 7.9%, compared to the three months ended March 31, 2020 and an increase of $29.8 million, or 47.7%, compared to the three months ended June 30, 2019.

•
Net interest margin increased two basis points to 2.73% for the three months ended June 30, 2020 compared to the three months ended March 31, 2020. Net interest margin was negatively impacted by an elevated cash position during the quarter.

•
Cash and cash equivalents were $735.2 million at June 30, 2020 as compared to $672.0 million at March 31, 2020. Average cash and cash equivalents were $1.29 billion for the three months ended June 30, 2020 as compared to $368.0 million for the three months ended March 31, 2020. During the second quarter of 2020, the Company maintained a significantly higher cash and cash equivalents balance than during the first quarter of 2020 with the balance moderating at June 30, 2020 compared to the average balance during the quarter.

•	The cost of interest-bearing deposits decreased 46 basis points to 0.93% for the three months ended June 30, 2020 compared to the three months ended March 31, 2020.

•
Total deposits increased $1.30 billion, or 7.2%, to $19.49 billion at June 30, 2020 from $18.18 billion at March 31, 2020. Non-interest deposits increased $617.6 million, or 25.5%, during the three months ended June 30, 2020. The loan to deposit ratio declined from 117.1% at March 31, 2020 to 109.6% at June 30, 2020.

•
Total loans increased $75.9 million, or 0.4%, to $21.36 billion at June 30, 2020 from $21.29 billion at March 31, 2020. Commercial and industrial loans increased $373.4 million, or 12.2%, during the three months ended June 30, 2020. At June 30, 2020, commercial and industrial loans included $328.5 million of loans originated through the Small Business Administration’s Paycheck Protection Program (“PPP”).

•
As of July 22, 2020, of the $2.07 billion of commercial loans ending their COVID-19 related deferral period, $1.42 billion returned to current payment status. As of July 22, 2020, COVID-19 related commercial deferrals totaled $2.20 billion.

•
Non-accrual loans were $126.8 million, or 0.59% of total loans, at June 30, 2020 as compared to $98.3 million, or 0.46% of total loans, at March 31, 2020 and $111.6 million, or 0.51% of total loans, at June 30, 2019.

•	Total non-interest income was $10.1 million for the three months ended June 30, 2020, a decrease of $4.5 million compared to the three months ended March 31, 2020.

•
Total non-interest expenses were $100.0 million for the three months ended June 30, 2020, a decrease of $2.5 million, or 2.5%, compared to the three months ended March 31, 2020. The efficiency ratio declined to 52.06% for the three months ended June 30, 2020 from 54.57% for the three months ended March 31, 2020. Included in non-interest expenses for the three months ended June 30, 2020 were $3.3 million of Gold Coast related acquisition expenses.

•	Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital Ratios were 9.38%, 13.02%, 13.02% and 14.34%, respectively, at June 30, 2020.

•
The Company completed its acquisition of Gold Coast Bancorp, Inc. (“Gold Coast”) on April 3, 2020. Inclusive of purchase accounting adjustments, the Company acquired $535.3 million in total assets, $443.5 million in net loans and $489.9 million in total deposits. The acquisition resulted in the recognition of $12.0 million of goodwill, $2.5 million of a core deposit intangible and $3.3 million of acquisition-related expense during the three months ended June 30, 2020.

•
On August 3, 2020, the Bank entered into an agreement for the sale-leaseback of 15 of its currently owned properties, subject to buyer due diligence. The properties, consisting of 15 branches, are expected to be sold for an aggregate cash purchase price of approximately $30.0 million. The Company expects to realize an after-tax gain of approximately $6.7 million net of transaction related expenses. The transaction is expected to close in the third quarter of 2020 and is subject to change or termination due to current buyer due diligence on the identified properties and customary closing conditions.  If realized, the Company may consider utilizing the gain to potentially offset the cost of extinguishing a portion of its borrowings, although no decision as to the use of potential proceeds has been made at this time.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2020 and 2019
Net Income. Net income for the three months ended June 30, 2020 was $42.6 million compared to net income of $46.6 million for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 was $82.1 million compared to net income of $94.8 million for the six months ended June 30, 2019.
Net Interest Income. Net interest income increased by $22.8 million, or 14.3%, to $182.0 million for the three months ended June 30, 2020 from $159.2 million for the three months ended June 30, 2019. The net interest margin increased 26 basis points to 2.73% for the three months ended June 30, 2020 from 2.47% for the three months ended June 30, 2019.
Net interest income increased by $33.4 million, or 10.4%, to $355.3 million for the six months ended June 30, 2020 from $321.8 million for the six months ended June 30, 2019. The net interest margin increased 21 basis points to 2.72% for the six months ended June 30, 2020 from 2.51% for the six months ended June 30, 2019.
Total interest and dividend income decreased by $12.9 million, or 5.0%, to $246.2 million for the three months ended June 30, 2020. Interest income on loans decreased by $9.7 million, or 4.3%, to $217.7 million for the three months ended June 30, 2020, primarily as a result of a 13 basis point decrease in the weighted average yield on net loans to 4.08%. In addition, the average balance of net loans decreased $242.0 million to $21.37 billion, driven by paydowns and payoffs, partially offset by loan originations, including $328.5 million of PPP loans, and $453.3 million of loans acquired from Gold Coast. Prepayment penalties, which are included in interest income, totaled $8.1 million for the three months ended June 30, 2020 compared to $2.6 million for the three months ended June 30, 2019. Interest income on all other interest-earning assets, excluding loans, decreased by $3.1 million, or 9.9%, to $28.5 million for the three months ended June 30, 2020 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 88 basis points to 2.14%. Partially offsetting this decrease, the average balance of all other interest-earning assets, excluding loans, increased $1.13 billion to $5.32 billion for the three months ended June 30, 2020.
Total interest and dividend income decreased by $13.0 million, or 2.5%, to $502.3 million for the six months ended June 30, 2020. Interest income on loans decreased by $10.1 million, or 2.2%, to $442.3 million for the six months ended June 30, 2020, primarily as a result of a 5 basis point decrease in the weighted average yield on net loans to 4.15%. In addition, the average balance of net loans decreased $234.3 million to $21.30 billion, driven by paydowns and payoffs, partially offset by loan originations, including $328.5 million of PPP loans, and $453.3 million of loans acquired from Gold Coast. Prepayment penalties, which are included in interest income, totaled $15.8 million for the six months ended June 30, 2020 compared to $6.3 million for the six months ended June 30, 2019. Interest income on all other interest-earning assets, excluding loans, decreased by $2.9 million, or 4.6%, to $60.1 million for the six months ended June 30, 2020 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 56 basis points to 2.48%. Partially offsetting this decrease, the average balance of all other interest-earning assets, excluding loans, increased $699.8 million to $4.84 billion for the six months ended June 30, 2020.
Total interest expense decreased by $35.7 million, or 35.7%, to $64.2 million for the three months ended June 30, 2020. Interest expense on interest-bearing deposits decreased $28.8 million, or 42.5%, to $39.0 million for the three months ended June 30, 2020. The weighted average cost of interest-bearing deposits decreased 85 basis points to 0.93% for the three months ended June 30, 2020. Partially offsetting this decrease, the average balance of total interest-bearing deposits increased $1.47 billion, or 9.7%, to $16.70 billion for the three months ended June 30, 2020. Interest expense on borrowed funds decreased by $6.8 million, or 21.3%, to $25.2 million for the three months ended June 30, 2020. The average balance of borrowed funds decreased $677.1 million, or 11.9%, to $5.03 billion for the three months ended June 30, 2020. In addition, the weighted average cost of borrowings decreased 24 basis points to 2.01% for the three months ended June 30, 2020.

Total interest expense decreased by $46.4 million, or 24.0%, to $147.0 million for the six months ended June 30, 2020. Interest expense on interest-bearing deposits decreased $41.1 million, or 30.8%, to $92.2 million for the six months ended June 30, 2020. The weighted average cost of interest-bearing deposits decreased 59 basis points to 1.15% for the six months ended June 30, 2020. Partially offsetting this decrease, the average balance of total interest-bearing deposits increased $705.3 million, or 4.6%, to $16.02 billion for the six months ended June 30, 2020. Interest expense on borrowed funds decreased by $5.3 million, or 8.8%, to $54.9 million for the six months ended June 30, 2020. The weighted average cost of borrowings decreased 15 basis points to 2.05% for the six months ended June 30, 2020. In addition, the average balance of borrowed funds decreased $114.0 million, or 2.1%, to $5.36 billion for the six months ended June 30, 2020.
Provision for Credit Losses. Our provision for credit losses is primarily a result of the expected credit losses on our loans, unfunded commitments and held-to-maturity debt securities over the life of these financial instruments, including the inherent credit risk in these financial instruments, the growth and composition of our portfolios of these financial instruments, and the level of charge-offs. At June 30, 2020, our allowance for credit losses and related provision were significantly affected by the impact of COVID-19 on the current and forecasted economic conditions. For the three months ended June 30, 2020, our provision for credit losses was $33.3 million, compared to a negative provision of $3.0 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, net charge-offs were $4.1 million compared to net recoveries of $220,000 for the three months ended June 30, 2019. For the six months ended June 30, 2020, our provision for credit losses was $64.5 million, compared to no provision for the six months ended June 30, 2019. For the six months ended June 30, 2020, net charge-offs were $12.1 million compared to $3.9 million for the six months ended June 30, 2019.
Non-Interest Income. Total non-interest income increased $3.2 million to $10.1 million for the three months ended June 30, 2020. This increase was primarily due to a $5.7 million loss on the sale of securities during the second quarter of 2019. In addition, gain on loans increased $2.5 million due to a higher volume of mortgage banking loan sales to third parties. These increases were partially offset by a decrease of $4.3 million in fees and service charge income which reflected a $2.6 million increase in the valuation allowance on our mortgage servicing asset as a result of the current environment as well as a reduction in fees due to lower transaction volumes.
Total non-interest income increased $6.6 million to $24.8 million for the six months ended June 30, 2020. This increase was primarily due to a $5.7 million loss on the sale of securities during the second quarter of 2019. In addition, gain on loans increased $4.0 million due to a higher volume of mortgage banking loan sales to third parties. Partially offsetting these increases, fee and service charge income decreased $3.6 million which reflected a $2.6 million increase in the valuation allowance on our mortgage servicing asset as a result of the current environment as well as a reduction in fees due to lower transaction volumes.
Non-Interest Expenses. Total non-interest expenses were $100.0 million for the three months ended June 30, 2020, a decrease of $3.8 million, or 3.6%, compared to the three months ended June 30, 2019. The decrease was due to a decrease of $4.1 million in compensation and benefit expense, a $2.1 million decrease in other non-interest expense and a decrease of $2.1 million in advertising and promotional expense. Partially offsetting these decreases are an increase of $2.3 million in data processing and communication expense and an increase of $1.0 million in occupancy expense. Included in non-interest expenses for the three months ended June 30, 2020 were $3.3 million of Gold Coast acquisition-related expenses.
Total non-interest expenses were $202.6 million for the six months ended June 30, 2020, a decrease of $4.6 million, or 2.2%, compared to the six months ended June 30, 2019. This decrease was due to a decrease of $4.7 million in compensation and fringe benefit expense, a decrease of $3.3 million in advertising and promotional expense and a decrease of $2.6 million in other non-interest expense. These decreases were partially offset by an increase of $2.1 million in data processing and communication expense, an increase of $1.9 million in professional fees and an increase of $1.2 million in federal insurance premiums. Included in non-interest expenses for the six months ended June 30, 2020 were $3.6 million of Gold Coast acquisition-related expenses.
Income Taxes. Income tax expense for the second quarter of 2020 was $16.2 million compared to $18.7 million for the second quarter 2019.  The effective tax rate was 27.6% for the three months ended June 30, 2020 and 28.6% for the three months ended June 30, 2019. Income tax expense for the six months ended June 30, 2020 was $30.9 million compared to $38.0 million the six months ended June 30, 2019.  The effective tax rate was 27.3% for the six months ended June 30, 2020 and 28.6% for the six months ended June 30, 2019. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where we operate, because tax rates differ among such jurisdictions.
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

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$1,292,904	$294	0.09%	$179,572	$609	1.36%
Equity securities	6,166	32	2.08%	5,902	35	2.37%
Debt securities available-for-sale	2,631,028	15,627	2.38%	2,244,900	16,218	2.89%
Debt securities held-to-maturity	1,145,553	8,531	2.98%	1,480,400	10,666	2.88%
Net loans	21,367,323	217,733	4.08%	21,609,361	227,462	4.21%
Stock in FHLB	247,971	3,997	6.45%	281,548	4,078	5.79%
Total interest-earning assets	26,690,945	246,214	3.69%	25,801,683	259,068	4.02%
Non-interest-earning assets	1,125,776			956,909
Total assets	$27,816,721			$26,758,592
Interest-bearing liabilities:
Savings deposits	$2,051,599	$2,907	0.57%	$1,901,506	$3,809	0.80%
Interest-bearing checking	5,891,587	8,873	0.60%	4,867,288	22,119	1.82%
Money market accounts	4,345,850	9,880	0.91%	3,691,258	15,815	1.71%
Certificates of deposit	4,406,310	17,331	1.57%	4,763,516	26,085	2.19%
Total interest-bearing deposits	16,695,346	38,991	0.93%	15,223,568	67,828	1.78%
Borrowed funds	5,030,118	25,236	2.01%	5,707,174	32,072	2.25%
Total interest-bearing liabilities	21,725,464	64,227	1.18%	20,930,742	99,900	1.91%
Non-interest-bearing liabilities	3,458,409			2,883,230
Total liabilities	25,183,873			23,813,972
Stockholders’ equity	2,632,848			2,944,620
Total liabilities and stockholders’ equity	$27,816,721			$26,758,592
Net interest income		$181,987			$159,168
Net interest rate spread(1)			2.51%			2.11%
Net interest-earning assets(2)	$4,965,481			$4,870,941
Net interest margin(3)			2.73%			2.47%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23			1.23

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$830,466	$1,134	0.27%	$177,438	$1,144	1.29%
Equity securities	6,128	65	2.12%	5,857	72	2.46%
Debt securities available-for-sale	2,606,451	32,898	2.52%	2,178,734	31,634	2.90%
Debt securities held-to-maturity	1,136,836	17,525	3.08%	1,506,437	21,668	2.88%
Net loans	21,297,309	442,262	4.15%	21,531,574	452,352	4.20%
Stock in FHLB	259,507	8,429	6.50%	271,104	8,415	6.21%
Total interest-earning assets	26,136,697	502,313	3.84%	25,671,144	515,285	4.01%
Non-interest-earning assets	1,041,099			949,756
Total assets	$27,177,796			$26,620,900
Interest-bearing liabilities:
Savings deposits	$2,042,680	$6,815	0.67%	$1,970,330	$8,179	0.83%
Interest-bearing checking	5,728,476	25,533	0.89%	4,920,950	44,201	1.80%
Money market accounts	4,082,474	24,104	1.18%	3,661,150	30,061	1.64%
Certificates of deposit	4,162,221	35,718	1.72%	4,758,138	50,809	2.14%
Total interest-bearing deposits	16,015,851	92,170	1.15%	15,310,568	133,250	1.74%
Borrowed funds	5,355,731	54,873	2.05%	5,469,737	60,189	2.20%
Total interest-bearing liabilities	21,371,582	147,043	1.38%	20,780,305	193,439	1.86%
Non-interest-bearing liabilities	3,173,754			2,875,741
Total liabilities	24,545,336			23,656,046
Stockholders’ equity	2,632,460			2,964,854
Total liabilities and stockholders’ equity	$27,177,796			$26,620,900
Net interest income		$355,270			$321,846
Net interest rate spread(1)			2.46%			2.15%
Net interest-earning assets(2)	$4,765,115			$4,890,839
Net interest margin(3)			2.72%			2.51%
Ratio of interest-earning assets to total interest-bearing liabilities	1.22			1.24

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019
Total Assets. Total assets increased by $495.4 million, or 1.9%, to $27.19 billion at June 30, 2020 from December 31, 2019. Cash and cash equivalents increased by $560.3 million to $735.2 million at June 30, 2020 from December 31, 2019 as a result of management’s focus on strong liquidity in light of the COVID-19 pandemic. Securities increased by $240.9 million, or 6.3%, to $4.09 billion at June 30, 2020 from December 31, 2019. Net loans decreased by $397.4 million, or 1.9%, to $21.08 billion at June 30, 2020 from December 31, 2019.
Net Loans. Net loans decreased by $397.4 million, or 1.9%, to $21.08 billion at June 30, 2020 from $21.48 billion at December 31, 2019. The detail of the loan portfolio is below:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,377,929	7,813,236
Commercial real estate loans	4,873,353	4,831,347
Commercial and industrial loans	3,428,916	2,951,306
Construction loans	304,460	262,866
Total commercial loans	15,984,658	15,858,755
Residential mortgage loans	4,702,957	5,144,718
Consumer and other	674,392	699,796
Total loans	21,362,007	21,703,269
Deferred fees, premiums and other, net	(10,044)	907
Allowance for loan losses	(273,319)	(228,120)
Net loans	$21,078,644	21,476,056
During the six months ended June 30, 2020, we originated or funded $651.7 million in commercial and industrial loans (including $328.5 million of PPP loans), $382.9 million in multi-family loans, $275.8 million in residential loans, $203.6 million in commercial real estate loans, $43.6 million in consumer and other loans and $34.0 million in construction loans. Our originations reflect our continued focus on diversifying our loan portfolio. In addition, we acquired $453.3 million of loans from Gold Coast. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At June 30, 2020, interest-only residential and consumer loans totaled $40.7 million, which represented less than 1% of the residential and consumer portfolios. We no longer originate residential mortgage loans without verifying income. At June 30, 2020, these loans totaled $125.7 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. At June 30, 2020, these loans totaled $1.18 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.

The following table sets forth non-accrual loans (excluding loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	14	$48.3	9	$23.4	8	$23.3	6	$19.6	14	$34.1
Commercial real estate	22	12.3	21	11.4	22	12.0	30	12.3	27	8.1
Commercial and industrial	29	15.6	22	17.0	18	12.5	16	12.0	13	18.0
Construction	—	—	—	—	—	—	—	—	1	0.2
Total commercial loans	65	76.2	52	51.8	48	47.8	52	43.9	55	60.4
Residential and consumer	255	50.6	258	46.6	255	47.4	261	48.2	275	51.2
Total non-accrual loans	320	$126.8	310	$98.4	303	$95.2	313	$92.1	330	$111.6
Accruing troubled debt restructured loans	52	$12.2	55	$12.8	57	$13.1	58	$12.5	56	$12.2
Non-accrual loans to total loans		0.59%		0.46%		0.44%		0.42%		0.51%
Allowance for loan losses as a percent of non-accrual loans		215.48%		247.22%		239.66%		247.62%		207.83%
Allowance for loan losses as a percent of total loans		1.28%		1.14%		1.05%		1.05%		1.05%
Total non-accrual loans were $126.8 million at June 30, 2020 compared to $98.4 million at March 31, 2020 and $111.6 million at June 30, 2019. At June 30, 2020 there were $5.4 million of commercial and industrial loans and $3.3 million of commercial real estate loans that were classified as non-accrual which were performing in accordance with their contractual terms. Criticized and classified loans as a percent of total loans decreased to 4.93% at June 30, 2020 from 5.36% at December 31, 2019. We continue to proactively and diligently work to resolve our troubled loans.
At June 30, 2020, there were $36.2 million of loans deemed as TDRs, of which $25.9 million were residential and consumer loans, $6.7 million were commercial and industrial loans and $3.6 million were commercial real estate loans. TDRs of $12.2 million were classified as accruing and $24.0 million were classified as non-accrual at June 30, 2020.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2020, the Company has deemed potential problem loans totaling $208.6 million, which is comprised of 21 commercial and industrial loans totaling $118.5 million, 18 commercial real estate loans totaling $46.3 million and 14 multi-family loans totaling $43.7 million. In addition, we continue to support our customers by deferring payments for borrowers experiencing hardship because of the COVID-19 pandemic. As of July 22, 2020, $2.7 billion, or 13%, of loans were deferring principal and/or interest payments. For further information, please refer to the Executive Summary above and the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Management is actively monitoring all of these loans.
The ratio of non-accrual loans to total loans was 0.59% at June 30, 2020 compared to 0.44% at December 31, 2019. The allowance for loan losses as a percentage of non-accrual loans was 215.48% at June 30, 2020 compared to 239.66% at December 31, 2019. At June 30, 2020, our allowance for loan losses as a percentage of total loans was 1.28% compared to 1.05% at December 31, 2019.

The allowance for loan losses increased by $45.2 million to $273.3 million at June 30, 2020 from $228.1 million at December 31, 2019. The increase reflects a decrease of $3.6 million upon CECL adoption, a decrease of $12.1 million resulting from net charge-offs, an increase of $4.2 million from acquired loans accounted for as PCD loans and an increase of $56.7 million from the provision for credit losses related to our loan portfolio. Our allowance for loan losses at June 30, 2020 was significantly affected by the impact of COVID-19 on current and forecasted economic conditions. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the current and forecasted economic condition over the life of our loans.
The following table sets forth the allowance for loan losses at June 30, 2020 and December 31, 2019 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2020		December 31, 2019
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$60,186	34.5%	$74,099	36.0%
Commercial real estate loans	84,433	22.8%	50,925	22.3%
Commercial and industrial loans	80,616	16.1%	74,396	13.6%
Construction loans	9,310	1.4%	6,816	1.2%
Residential mortgage loans	33,596	22.0%	17,391	23.7%
Consumer and other loans	5,178	3.2%	2,548	3.2%
Unallocated	—	—	1,945	—
Total allowance	$273,319	100.0%	$228,120	100.0%
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
At June 30, 2020, our securities portfolio represented 15.0% of our total assets. Securities, in the aggregate, increased by $240.9 million, or 6.3%, to $4.09 billion at June 30, 2020 from December 31, 2019. This increase was primarily a result of purchases, partially offset by paydowns. At June 30, 2020, our allowance for credit losses on held-to-maturity debt securities was $3.2 million.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB decreased by $37.4 million, or 14.0%, to $229.8 million at June 30, 2020 from $267.2 million at December 31, 2019. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $221.5 million at June 30, 2020 and $218.5 million at December 31, 2019. Other assets were $153.2 million at June 30, 2020 and $82.3 million at December 31, 2019.
Deposits.  At June 30, 2020, deposits totaled $19.49 billion, representing 79.3% of our total liabilities. Our long-term deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funding and may be less sensitive to changes in market interest rates.
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

Deposits increased by $1.63 billion, or 9.1%, to $19.49 billion at June 30, 2020 from $17.86 billion at December 31, 2019 primarily driven by increases in checking, money market and time deposits. Checking accounts increased $907.6 million to $8.89 billion at June 30, 2020 from $7.99 billion at December 31, 2019. Core deposits represented approximately 78% of our total deposit portfolio at June 30, 2020 compared to 78% at December 31, 2019.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	June 30, 2020		December 31, 2019
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$3,040,450	15.6%	$2,472,232	13.8%
Interest-bearing:
Checking accounts	5,852,330	30.0%	5,512,979	30.9%
Money market deposits	4,311,095	22.1%	3,817,718	21.4%
Savings	2,062,445	10.6%	2,050,101	11.5%
Certificates of deposit	4,220,982	21.7%	4,007,308	22.4%
Total Deposits	$19,487,302	100.0%	$17,860,338	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds decreased by $1.20 billion, or 20.5%, to $4.63 billion at June 30, 2020 from $5.83 billion at December 31, 2019 primarily driven by the increase in deposits. The decrease includes the early extinguishment of $200 million of borrowings during the second quarter of 2020. The extinguishment resulted in the recognition of $326,000 of costs included in Other operating expenses on the Consolidated Statement of Income.
Other Liabilities. Other liabilities increased by $60.1 million, or 73.4%, to $141.9 million at June 30, 2020 from $81.8 million at December 31, 2019 primarily driven by increases in income taxes payable and our allowance for credit losses on unfunded commitments. At June 30, 2020, our allowance for credit losses on unfunded commitments was $20.2 million.
Stockholders’ Equity. Stockholders’ equity increased by $1.0 million to $2.62 billion at June 30, 2020 from $2.62 billion at December 31, 2019. The increase was primarily attributed to net income of $82.1 million, common stock issued to finance the Gold Coast acquisition of $20.9 million and share-based plan activity of $10.1 million for the six months ended June 30, 2020. These increases were partially offset by other comprehensive loss of $40.6 million and cash dividends paid of $0.24 per share totaling $59.7 million during the six months ended June 30, 2020. In addition, stockholders’ equity decreased by $8.5 million on January 1, 2020 in connection with the adoption of CECL.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is usually a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other borrowings from correspondent banks. Available borrowing capacity and other available liquidity sources totaled approximately $11.68 billion at June 30, 2020. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic.
At June 30, 2020, the Company had no overnight borrowings outstanding. The Company had $461.0 million of overnight borrowings outstanding at December 31, 2019. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $4.63 billion at June 30, 2020, a decrease of $1.20 billion from $5.83 billion at December 31, 2019.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2020, outstanding commitments to originate loans totaled $175.6 million; outstanding unused lines of credit totaled $1.83 billion; standby letters of credit totaled $33.2 million and outstanding commitments to sell loans totaled $58.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.90 billion at June 30, 2020. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
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
Paycheck Protection Plan. On April 9, 2020, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve, OCC and FDIC issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve’s PPP Lending Facility from supplemental leverage ratio exposure, average total consolidated assets and Advanced and Standardized risk-weighted assets. Additionally, PPP loans, which are guaranteed by the Small Business Administration, will receive a zero percent risk weight under the Basel 3 Advanced and Standardized approaches regardless of whether they are pledged as collateral to the PPP Lending Facility.
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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019, which is the fully phased in Conservation Buffer. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of June 30, 2020, the Company and the Bank met the required Conservation Buffer of 2.5%.

As of June 30, 2020, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of June 30, 2020 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,346,511	8.47%	$1,107,893	4.00%	$1,384,866	5.00%
Common Equity Tier 1 Risk-Based Capital	2,346,511	11.77%	1,395,099	7.00%	1,295,449	6.50%
Tier 1 Risk Based Capital	2,346,511	11.77%	1,694,049	8.50%	1,594,399	8.00%
Total Risk-Based Capital	2,595,944	13.03%	2,092,648	10.50%	1,992,998	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,603,359	9.38%	$1,109,714	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,603,359	13.02%	1,399,121	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,603,359	13.02%	1,698,932	8.50%	n/a	n/a
Total Risk-Based Capital	2,867,005	14.34%	2,098,681	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2020:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$4,632,016	575,000	874,969	1,323,211	1,858,836
Commitments to originate and purchase loans	$175,568	175,568	—	—	—
Commitments to sell loans	$58,000	58,000	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms, and none of the borrowings were callable at the option of the lender as of June 30, 2020. Additionally, at June 30, 2020, the Company’s commitments to fund unused lines of credit totaled $1.83 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which include $184.6 million of operating lease liabilities of which $3.6 million was acquired from Gold Coast during the three months ended June 30, 2020. We have $3.1 million of finance lease liabilities. These contractual obligations as of June 30, 2020 have not changed significantly from December 31, 2019.
In the normal course of business, the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three and six months ended June 30, 2020, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. These derivatives had an aggregate notional amount of $3.90 billion as of June 30, 2020. The fair value of derivatives designated as hedging activities as of June 30, 2020 was an asset of $141,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange.
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
Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. As of June 30, 2020 and December 31, 2019, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.90 billion and $2.68 billion, respectively. Included in the fair value hedges are $475.0 million in asset swap transactions where fixed rate loan payments are exchanged for variable rate payments. These transactions were executed in an effort to reduce the Company’s exposure to rising rates. During the year ended December 31, 2019, the Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion which had been included in asset swap transactions.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At June 30, 2020, 22.0% of our total loan portfolio was comprised of residential mortgages, of which approximately 28.5% was in variable rate products, while 71.5% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $6.20 billion in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and evaluating the related risks.
Quantitative Analysis. The table below sets forth, as of June 30, 2020, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,151,692	5,122	0.2%	$669,617	(40,320)	(5.7)%
0bp	$3,146,570	—	—	$709,937	—	—
-100bp	$2,287,631	(858,939)	(27.3)%	$718,109	8,172	1.2%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.
The table above indicates that at June 30, 2020, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 0.2% increase in EVE and a $40.3 million, or 5.7%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 27.3% decrease in EVE and a $8.2 million, or 1.2%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The economic impact of the COVID-19 pandemic may have an adverse impact on our business and results of operations.
The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments, including in New Jersey and New York, are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, including in New Jersey and New York, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which is causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and is prompting the need for additional aid and other forms of relief.

The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 50 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. As of the end of June 2020, the national unemployment rate was 11.1%. Although an improvement from the 14.7% national unemployment rate observed in April 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020 prior to the outbreak of COVID-19 in the United States. Further, the Federal Pandemic Unemployment Compensation, which under Section 2104 of the CARES Act allows for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020 and it is uncertain whether this benefit will be renewed by Congress.

The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility. To help address these issues, the Federal Open Market Committee (FOMC) has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. At its June and July meetings, the FOMC continued its commitment to this approach, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC’s maximum-employment and price-stability goals. In addition, in order to support the flow of credit to households and businesses, the Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers, and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. More specifically, through Section 4022 of the CARES Act, Congress provided relief to borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 by allowing such borrowers to request forbearance, regardless of delinquency status, for up to 360 days. Such relief will be available until the earlier of December 31, 2020 and the date of termination of the national emergency declaration. Section 4022 of the CARES Act also prohibits servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of

December 31, 2020 and the date of termination of the national emergency declaration, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants during the duration of such forbearance.

Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures have been enacted through a mix of executive orders, regulations, and judicial orders. Certain such relief orders have since expired, although several states, including New York and New Jersey, have extended their temporary orders and may continue to do so indefinitely. In addition, in New York, Governor Andrew Cuomo signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act’s mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower’s hardship persists and provides flexible payment options. The New Jersey Legislature currently is debating several comparable legislative proposals.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. Refer to the Executive Summary included in Part I, Item 2 of this Quarterly Report on Form 10-Q for details on the Company’s loan portfolio by industry as of June 30, 2020. In addition, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

•
because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business relative to other areas of the country;

•
our ability to market our products and services maybe impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•
collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;

•
our delinquent and non-accrual loans could increase substantially if borrowers continue to experience financial difficulties beyond forbearance/payment deferral periods resulting in adversely impacted asset quality, capital and earnings. As of July 22, 2020, we had $2.7 billion, or 13%, of loans deferring principal and/or interest payments as a result of COVID-19;

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

•
as the result of the reduction of the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	deposits, including municipal deposits, could decline if customers need to draw on available balances as a result of the economic downturn;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in our quarterly cash dividend;

•
we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions--all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;

•
we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and

•	as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

The Company is not a traditional SBA lender however, we are an active participant in the PPP. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profits organizations. These loans carry a maturity of two years and an interest rate of 1% per annum. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. We had approximately $328.5 million of PPP outstanding as of June 30, 2020.

In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk and operational risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA’s guarantees and against borrowers for PPP loan defaults. In addition, as a result of our participation in the PPP, we may be subject to litigation and claims by borrowers in connection with the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other governmental authorities. Regardless of whether these claims and investigations may be founded or unfounded, if such claims and investigations are not resolved in a timely and favorable manner for us, they may result in significant costs and liabilities (including increased legal and professional costs) and/or adversely affect the market perception of us and our products and services.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2020 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
April 1, 2020 through April 30, 2020	37,113	$7.55	—	14,607,794
May 1, 2020 through May 31, 2020	777	8.94	—	14,607,794
June 1, 2020 through June 30, 2020	261,087	8.21	—	14,607,794
Total	298,977	$8.13	—	14,607,794
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 14,607,794 shares yet to be repurchased as of June 30, 2020.
(2) 298,977 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger by and among Investors Bancorp, Inc. and Gold Coast Bancorp, Inc. dated as of July 24, 2019. (1)

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (2)

3.2	Bylaws of Investors Bancorp, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File

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

INVESTORS BANCORP, INC.

Date:	August 7, 2020	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)