Form 10-Q
period 2020-09-30
Investors Bancorp, Inc.
filed 2020-11-06
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________ to ___________
Commission file number: 001-36441
Investors Bancorp , Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of October 30, 2020, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 249,918,163 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Cash and cash equivalents	$557,749	174,915
Equity securities	8,703	6,039
Debt securities available-for-sale, at estimated fair value	2,828,959	2,695,390
Debt securities held-to-maturity, net (estimated fair value of $1,304,693 and $1,190,104 at September 30, 2020 and December 31, 2019, respectively)	1,236,610	1,148,815
Loans receivable, net	20,698,057	21,476,056
Loans held-for-sale	19,984	29,797
Federal Home Loan Bank stock	214,255	267,219
Accrued interest receivable	84,317	79,313
Other real estate owned and other repossessed assets	8,884	13,538
Office properties and equipment, net	164,220	169,614
Operating lease right-of-use assets	171,781	175,143
Net deferred tax asset	116,347	64,220
Bank owned life insurance	223,576	218,517
Goodwill and intangible assets	110,068	97,869
Other assets	163,467	82,321
Total assets	$26,606,977	26,698,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$19,103,535	17,860,338
Borrowed funds	4,307,523	5,827,111
Advance payments by borrowers for taxes and insurance	144,212	121,719
Operating lease liabilities	184,281	185,827
Other liabilities	197,669	81,821
Total liabilities	23,937,220	24,076,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 361,869,872 and 359,070,852 issued at September 30, 2020 and December 31, 2019, respectively; 249,919,417 and 247,439,902 outstanding at September 30, 2020 and December 31, 2019, respectively	3,619	3,591
Additional paid-in capital	2,854,844	2,822,364
Retained earnings	1,293,840	1,245,793
Treasury stock, at cost; 111,950,455 and 111,630,950 shares at September 30, 2020 and December 31, 2019, respectively	(1,355,459)	(1,352,910)
Unallocated common stock held by the employee stock ownership plan	(76,019)	(78,266)
Accumulated other comprehensive loss	(51,068)	(18,622)
Total stockholders’ equity	2,669,757	2,621,950
Total liabilities and stockholders’ equity	$26,606,977	26,698,766
See accompanying notes to consolidated financial statements.
1

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$215,221	231,734	657,483	684,086
Securities:
Equity	45	36	110	108
Government-sponsored enterprise obligations	378	343	994	876
Mortgage-backed securities	18,095	23,978	61,251	71,491
Municipal bonds and other debt	3,277	3,186	9,928	8,442
Interest-bearing deposits	233	821	1,367	1,965
Federal Home Loan Bank stock	3,452	4,456	11,881	12,871
Total interest and dividend income	240,701	264,554	743,014	779,839
Interest expense:
Deposits	34,109	67,972	126,279	201,222
Borrowed funds	24,970	32,130	79,843	92,319
Total interest expense	59,079	100,102	206,122	293,541
Net interest income	181,622	164,452	536,892	486,298
Provision for credit losses	8,336	(2,500)	72,840	(2,500)
Net interest income after provision for credit losses	173,286	166,952	464,052	488,798
Non-interest income
Fees and service charges	5,579	5,796	12,981	16,785
Income on bank owned life insurance	2,067	1,832	5,059	4,949
Gain on loans, net	5,285	1,679	10,688	3,127
(Loss) gain on securities, net	(8)	30	249	(5,523)
Gain on sale of other real estate owned, net	133	358	784	863
Other income	6,870	5,085	14,965	12,754
Total non-interest income	19,926	14,780	44,726	32,955
Non-interest expense
Compensation and fringe benefits	59,896	63,603	176,079	184,455
Advertising and promotional expense	2,344	2,994	6,906	10,888
Office occupancy and equipment expense	16,882	15,702	49,303	47,296
Federal deposit insurance premiums	2,925	3,300	10,726	9,900
General and administrative	551	487	1,678	1,663
Professional fees	4,097	6,010	12,386	12,411
Data processing and communication	8,998	8,348	26,698	23,989
Other operating expenses	8,367	8,274	22,862	25,329
Total non-interest expenses	104,060	108,718	306,638	315,931
Income before income tax expense	89,152	73,014	202,140	205,822
Income tax expense	24,840	21,042	55,705	59,068
Net income	$64,312	51,972	146,435	146,754
Basic earnings per share	$0.27	0.20	0.62	0.56
Diluted earnings per share	$0.27	0.20	0.62	0.55
Weighted average shares outstanding
Basic	236,833,099	261,678,994	235,453,133	264,104,402
Diluted	236,872,505	261,812,970	235,550,801	264,422,265
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$64,312	51,972	146,435	146,754
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	300	13	619	40
Unrealized (losses) gains on debt securities available-for-sale	(1,606)	6,798	35,025	39,605
Accretion of loss on debt securities reclassified to held to maturity	48	41	160	472
Reclassification adjustment for security losses included in net income	—	—	—	4,221
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	184	228	641	589
Net gains (losses) on derivatives	9,242	(9,564)	(68,891)	(54,253)
Total other comprehensive income (loss)	8,168	(2,484)	(32,446)	(9,326)
Total comprehensive income	$72,480	49,488	113,989	137,428

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2018	$3,591	2,805,423	1,173,897	(884,750)	(81,262)	(11,569)	3,005,330
Net income	—	—	146,754	—	—	—	146,754
Other comprehensive loss, net of tax	—	—	—	—	—	(9,326)	(9,326)
Purchase of treasury stock (12,042,876 shares)	—	—	—	(140,241)	—	—	(140,241)
Treasury stock allocated to restricted stock plan (2,345,919 shares)	—	(29,140)	33	29,107	—	—	—
Compensation cost for stock options and restricted stock	—	15,875	—	—	—	—	15,875
Exercise of stock options	—	(573)	—	1,386	—	—	813
Restricted stock forfeitures (1,931,538 shares)	—	24,233	(1,455)	(22,778)	—	—	—
Cash dividend paid ($0.33 per common share)	—	—	(91,935)	—	—	—	(91,935)
ESOP shares allocated or committed to be released	—	1,850	—	—	2,247	—	4,097
Balance at September 30, 2019	$3,591	2,817,668	1,227,294	(1,017,276)	(79,015)	(20,895)	2,931,367

Balance at December 31, 2019	$3,591	2,822,364	1,245,793	(1,352,910)	(78,266)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Net income	—	—	146,435	—	—	—	146,435
Other comprehensive loss, net of tax	—	—	—	—	—	(32,446)	(32,446)
Common stock issued to finance acquisition	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (390,712 shares)	—	—	—	(3,418)	—	—	(3,418)
Treasury stock allocated to restricted stock plan (90,067 shares)	—	(903)	(195)	1,098	—	—	—
Compensation cost for stock options and restricted stock	—	11,329	—	—	—	—	11,329
Restricted stock forfeitures (18,860 shares)	—	230	(1)	(229)	—	—	—
Cash dividend paid ($0.36 per common share)	—	—	(89,701)	—	—	—	(89,701)
ESOP shares allocated or committed to be released	—	971	—	—	2,247	—	3,218
Balance at September 30, 2020	$3,619	2,854,844	1,293,840	(1,355,459)	(76,019)	(51,068)	2,669,757
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$146,435	146,754
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	14,547	19,972
Amortization of premiums and accretion of discounts on securities, net	8,449	7,262
Amortization of premiums and accretion of fees and costs on loans, net	1,933	(3,479)
Amortization of other intangible assets	1,077	1,220
Amortization of debt modification costs and premium on borrowings	1,679	—
Provision for credit losses	72,840	(2,500)
Loss from extinguishment of debt	1,291	—
Depreciation and amortization of office properties and equipment	16,130	14,175
(Gain) loss on securities, net	(249)	5,523
Mortgage loans originated for sale	(410,486)	(160,297)
Proceeds from mortgage loan sales	430,618	164,249
Gain on sales of mortgage loans, net	(10,320)	(2,879)
Gain on sale of other real estate owned	(784)	(863)
Income on bank owned life insurance	(5,059)	(4,949)
Amortization of lease right-of-use assets	15,430	12,869
Increase in accrued interest receivable	(3,721)	(6,450)
Deferred tax (benefit) expense	(29,675)	2,521
Increase in other assets	(87,985)	(38,879)
Increase (decrease) in other liabilities	1,021	(67,364)
Net cash provided by operating activities	163,171	86,885
Cash flows from investing activities:
Purchases of loans receivable	(90,000)	(349,766)
Net payoffs of loans receivable	1,191,116	29,729
Proceeds from disposition of loans receivable	51,623	148,505
Gain on disposition of loans receivable	(368)	(248)
Gain on disposition of leased equipment	(1,842)	—
Net proceeds from sale of other real estate owned	6,255	5,817
Proceeds from principal repayments/calls/maturities of debt securities available for sale	709,764	304,765
Proceeds from sales of debt securities available for sale	—	399,435
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	191,011	210,115
Purchases of equity securities	(2,565)	(72)
Purchases of debt securities available for sale	(753,011)	(786,011)
Purchases of debt securities held to maturity	(273,416)	(166,338)
Proceeds from redemptions of Federal Home Loan Bank stock	113,627	244,632
Purchases of Federal Home Loan Bank stock	(60,042)	(258,394)
Purchases of office properties and equipment	(10,251)	(8,009)
Cash received, net of cash consideration paid for acquisitions	7,274	—
Net cash provided by (used in) investing activities	1,079,175	(225,840)
Cash flows from financing activities:
Net increase in deposits	753,316	92,486
Repayments of principal under finance leases	(1,182)	—
Funds borrowed under other repurchase agreements	—	197,758
Net (repayments) proceeds of borrowed funds	(1,537,291)	61,115
Principal applied on affordable housing project advance	(118)	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	18,882	17,468

Dividends paid	(89,701)	(91,935)
Exercise of stock options	—	813
Purchase of treasury stock	(3,418)	(140,241)
Net cash (used in) provided by financing activities	(859,512)	137,464
Net increase (decrease) in cash and cash equivalents	382,834	(1,491)
Cash and cash equivalents at beginning of period	174,915	196,891
Cash and cash equivalents at end of period	$557,749	195,400
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$1,050	11,289
Cash paid during the year for:
Interest	212,889	294,669
Income taxes	12,518	36,220
Significant non-cash transactions:
Debt securities transferred from held-to-maturity to available-for-sale	—	393,067
Loans transferred to held-for-sale portfolio	—	28,373
Right-of-use assets obtained in exchange for new lease liabilities	9,050	2,358
Acquisition:
Non-cash assets acquired:
Debt securities available-for-sale	51,524	—
Debt securities held to maturity	8,402	—
Loans receivable, net	443,499	—
Office properties and equipment, net	485	—
Accrued interest receivable	1,283	—
Right of use assets - leases	3,697	—
Deferred tax asset	3,915	—
Intangible assets, net	14,491	—
Other assets	705	—
Total non-cash assets acquired	528,001	—
Liabilities assumed:
Deposits	489,881	—
Borrowed funds	14,851	—
Advance payment by borrowers	3,611	—
Other liabilities	6,051	—
Total liabilities assumed	514,394	—
Common stock issued for acquisitions	20,881	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Basis of Presentation
    The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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
Individually evaluated
    On a case-by-case basis, the Company may conclude a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Company individually evaluates loans that meet the following criteria for expected credit loss, as the Company has determined that these loans generally do not share similar risk characteristics with other loans in the portfolio:
•Commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status;
•Troubled debt restructured loans; and
•Other commercial loans with greater than $1.0 million in outstanding principal, if management has specific information that it is probable they will not collect all principal amounts due under the contractual terms of the loan agreement.
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
Section 4013 of the CARES Act
    The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. The majority of our deferrals initially consisted of 90-day principal and interest deferrals with additional deferral periods granted on a case by case basis at the Bank’s option. Interest income has continued to be recognized over the contractual life of the loan. At September 30, 2020, loans with an aggregate outstanding balance of approximately $1.02 billion were in COVID-19 related deferment. For the nine months ended September 30, 2020, interest income on deferred loans totaled $44.3 million, of which $9.3 million was included in accrued interest receivable as of September 30, 2020.

2.     Stock Transactions
Stock Repurchase Program
    On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018 and remains the Company’s current program as of September 30, 2020.

    During the nine months ended September 30, 2020, the Company purchased 390,712 shares at a cost of $3.4 million, or $8.75 per share. All shares purchased during the nine months ended September 30, 2020 were purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan and the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

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
    As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values. Any adjustments to carrying values will be recorded in goodwill. The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. For the three months ended September 30, 2020, there was no change to the amount of goodwill recorded for this acquisition.

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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2020	2019
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$64,312	$51,972

Shares
Weighted-average common shares outstanding - basic	236,833,099	261,678,994
Effect of dilutive common stock equivalents (1)	39,406	133,976
Weighted-average common shares outstanding - diluted	236,872,505	261,812,970

Earnings per common share
Basic	$0.27	$0.20
Diluted	$0.27	$0.20
(1) For the three months ended September 30, 2020 and 2019, there were 7,504,227 and 8,142,370 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$146,435	$146,754

Shares
Weighted-average common shares outstanding - basic	235,453,133	264,104,402
Effect of dilutive common stock equivalents (1)	97,668	317,863
Weighted-average common shares outstanding - diluted	235,550,801	264,422,265

Earnings per common share
Basic	$0.62	$0.56
Diluted	$0.62	$0.55
(1) For the nine months ended September 30, 2020 and 2019, there were 7,433,286 and 6,723,858 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
    Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $8.7 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively. Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains on equity securities reported in the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net (losses) gains recognized on equity securities	$(8)	30	99	165
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized (losses) gains recognized on equity securities	$(8)	30	99	165
Debt Securities
The following tables present the carrying value, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At September 30, 2020
	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$4,501	240	—	4,741
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,312,343	33,927	10	1,346,260
Federal National Mortgage Association	1,175,909	44,010	276	1,219,643
Government National Mortgage Association	251,447	6,957	89	258,315
Total mortgage-backed securities available-for-sale	2,739,699	84,894	375	2,824,218
Total debt securities available-for-sale	$2,744,200	85,134	375	2,828,959

	At September 30, 2020
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$81,690	—	81,690	4,263	64	85,889
Municipal bonds	249,141	—	249,141	10,777	222	259,696
Corporate and other debt securities	128,643	13,894	114,749	17,708	2,033	130,424
Total debt securities held-to-maturity	459,474	13,894	445,580	32,748	2,319	476,009
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	288,394	82	288,312	9,871	22	298,161
Federal National Mortgage Association	455,310	214	455,096	22,515	—	477,611
Government National Mortgage Association	50,717	—	50,717	2,195	—	52,912
Total mortgage-backed securities held-to-maturity	794,421	296	794,125	34,581	22	828,684
Total debt securities held-to-maturity	$1,253,895	14,190	1,239,705	67,329	2,341	1,304,693
Allowance for credit losses			3,095
Total debt securities held-to-maturity, net of allowance for credit losses			1,236,610

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

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$40,309	10	—	—	40,309	10
Federal National Mortgage Association	100,557	276	—	—	100,557	276
Government National Mortgage Association	43,399	89	—	—	43,399	89
Total debt securities available-for-sale	184,265	375	—	—	184,265	375
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	9,743	64	—	—	9,743	64
Municipal bonds	8,044	222	—	—	8,044	222
Corporate and other debt securities	33,676	2,033	—	—	33,676	2,033
Total debt securities held-to-maturity	51,463	2,319	—	—	51,463	2,319
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	12,096	22	—	—	12,096	22
Total debt securities held-to-maturity	63,559	2,341	—	—	63,559	2,341
Total	$247,824	2,716	—	—	247,824	2,716

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$215,160	736	—	—	215,160	736
Federal National Mortgage Association	80,298	297	12,972	17	93,270	314
Government National Mortgage Association	20,078	47	—	—	20,078	47
Total debt securities available-for-sale	315,536	1,080	12,972	17	328,508	1,097
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	31,696	500	—	—	31,696	500
Municipal bonds	23,596	43	—	—	23,596	43
Total debt securities held-to-maturity	55,292	543	—	—	55,292	543
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	20,860	64	11,065	65	31,925	129
Federal National Mortgage Association	7,911	52	37,316	255	45,227	307
Total mortgage-backed securities held-to-maturity	28,771	116	48,381	320	77,152	436
Total debt securities held-to-maturity	84,063	659	48,381	320	132,444	979
Total	$399,599	1,739	61,353	337	460,952	2,076

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
    The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FHLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FHLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At September 30, 2020, our held-to-maturity debt securities portfolio had an allowance for credit losses of $3.1 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled TruPS, principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At September 30, 2020, the TruPS had a carrying value before allowance for credit losses and estimated fair value of $49.3 million and $64.1 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.
    At September 30, 2020, the available-for-sale debt securities portfolio was almost entirely comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of September 30, 2020, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.
    For additional information about the review of securities under previous other-than-temporary impairment guidance, refer to page 82 in Note 4 to the consolidated financial statements included under Item 15. Exhibits and Financial Statement Schedules in the Company’s December 31, 2019 Form 10-K.
    Debt securities with a carrying value before allowance for credit losses of $1.57 billion and an estimated fair value of $1.62 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at September 30, 2020, by contractual maturity, are shown below.

	September 30, 2020
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$58,975	58,975
Due after one year through five years	10,294	10,534
Due after five years through ten years	107,658	110,853
Due after ten years	268,653	295,647
Total	$445,580	476,009
Gains and Losses
    Gains and losses on the sale of all securities are determined using the specific identification method. For the three and nine months ended September 30, 2020, there were no sales of securities; however, for the nine months ended September 30,

2020, the Company received proceeds of $16.5 million from the call of a held-to-maturity debt security which resulted in a gain of $124,000 and received a principal payment of $26,000 on a held-to-maturity debt security. The Company recognized net unrealized losses on equity securities of $8,000 and net unrealized gains of $99,000, respectively, for the three and nine months ended September 30, 2020.
    For the three months ended September 30, 2019, there were no sales of securities. For the nine months ended September 30, 2019, the Company received proceeds of $399.4 million on securities sold from the debt securities available-for-sale portfolio resulting in a loss of $5.7 million recognized in non-interest income. Proceeds from the sale were reinvested in higher yielding debt securities. There were no other sales of securities for the nine months ended September 30, 2019. The Company recognized net unrealized gains on equity securities of $30,000 and $165,000, respectively, for the three and nine months ended September 30, 2019.

6.    Loans Receivable, Net
The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three and nine months ended September 30, 2020 are presented in accordance with Topic 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP. The detail of the loan portfolio as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Multi-family loans	$7,256,015	7,813,236
Commercial real estate loans	4,912,155	4,831,347
Commercial and industrial loans	3,399,059	2,951,306
Construction loans	341,449	262,866
Total commercial loans	15,908,678	15,858,755
Residential mortgage loans	4,407,224	5,144,718
Consumer and other loans	681,940	699,796
Total loans	20,997,842	21,703,269
Deferred fees, premiums and other, net (1)	(12,274)	907
Allowance for credit losses	(287,511)	(228,120)
Net loans	$20,698,057	21,476,056
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired.
Credit Quality Indicators
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
    In connection with the adoption of Topic 326 on January 1, 2020, the Company implemented new risk rating models for borrowers and transactions within its commercial loan portfolio. The risk rating methodology transitioned to a dual risk rating framework which bifurcates ratings into probability of default (PD) and loss given default (LGD). Relevant risks are evaluated prior to approving a transaction to determine if the transaction is within the Company’s risk appetite and the appropriate rating. Strong credit analysis requires current, reliable financial information and documented assessment of the customer’s:
•ability to perform in accordance with the terms of the credit, including adherence to covenants;
•assets and liabilities, liquidity, net worth, and contingent and other off-balance sheet items;
•tax liabilities;
•cash reserves and ability to convert assets to cash;
•income statement and the sources, level, stability, and quality of earnings:

•projected performance, sensitized for stressed circumstances; and
•industry performance relative to peers and industry.
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
Watch - A “Watch” asset has all the characteristics of a Pass asset but warrants more than the normal level of supervision. These loans may require more detailed reporting to management because some aspects of underwriting may not conform to policy or adverse events may have affected or could affect the cash flow or ability to continue operating profitably, provided, however, the events do not constitute an undue credit risk. Residential and consumer loans delinquent 30-59 days are considered watch if not a troubled debt restructuring (“TDR”). In addition, any residential or consumer loan currently on deferment in accordance with the CARES Act or the interagency statement issued by bank regulatory agencies are considered watch.
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

The following table presents the risk category of loans as of September 30, 2020 by class of loan and vintage year:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$714,438	584,165	1,173,766	691,828	1,094,102	1,502,917	9,202	5,770,418
Watch	15,890	118,314	214,485	117,757	136,394	250,427	—	853,267
Special mention	4,578	—	60,203	12,823	91,279	94,057	—	262,940
Substandard	—	5,053	—	11,415	83,298	268,233	1,391	369,390
Total Multi-family	734,906	707,532	1,448,454	833,823	1,405,073	2,115,634	10,593	7,256,015
Commercial real estate
Pass	356,538	769,134	698,811	503,280	501,682	1,257,028	23,468	4,109,941
Watch	5,196	98,135	83,156	42,028	32,543	88,866	3,449	353,373
Special mention	9,000	4,948	15,595	16,684	82,123	97,628	5,534	231,512
Substandard	—	—	5,512	39,833	46,784	125,200	—	217,329
Total Commercial real estate	370,734	872,217	803,074	601,825	663,132	1,568,722	32,451	4,912,155
Commercial and industrial
Pass	767,028	629,363	329,700	147,277	196,927	394,161	171,026	2,635,482
Watch	36,337	103,990	32,748	92,865	16,428	36,531	48,772	367,671
Special mention	1,167	108,694	91,743	24,436	21,388	78,678	6,054	332,160
Substandard	563	5,995	7,659	4,504	6,693	24,227	14,105	63,746
Total Commercial and industrial	805,095	848,042	461,850	269,082	241,436	533,597	239,957	3,399,059
Construction
Pass	42,328	65,457	23,375	—	—	—	159,486	290,646
Watch	6,360	—	—	—	—	—	17,214	23,574
Special mention	—	—	15,099	—	—	—	—	15,099
Substandard	—	—	—	—	—	—	12,130	12,130
Total Construction	48,688	65,457	38,474	—	—	—	188,830	341,449
Residential mortgage
Pass	350,568	531,692	495,300	617,633	446,886	1,778,689	—	4,220,768
Watch	2,100	16,913	15,577	15,188	11,175	65,589	—	126,542
Special mention	—	—	713	—	—	3,258	—	3,971
Substandard	340	1,523	1,294	1,342	247	51,098	99	55,943
Total residential mortgage	353,008	550,128	512,884	634,163	458,308	1,898,634	99	4,407,224
Consumer and other
Pass	4,345	8,115	6,520	8,023	5,890	61,947	570,363	665,203
Watch	—	119	160	56	274	1,002	11,718	13,329
Special mention	—	—	—	—	—	—	1,124	1,124
Substandard	—	—	—	—	—	1,817	467	2,284
Total Consumer and other	4,345	8,234	6,680	8,079	6,164	64,766	583,672	681,940
Total	$2,316,776	3,051,610	3,271,416	2,346,972	2,774,113	6,181,353	1,055,602	20,997,842

The following table presents the risk category of loans as of December 31, 2019 by class of loan:

	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial loans:
Multi-family	$6,326,412	942,438	167,748	376,638	—	—	7,813,236
Commercial real estate	4,023,642	489,514	118,426	199,765	—	—	4,831,347
Commercial and industrial	2,031,148	693,397	111,389	115,372	—	—	2,951,306
Construction	169,236	75,319	—	18,311	—	—	262,866
Total commercial loans	12,550,438	2,200,668	397,563	710,086	—	—	15,858,755
Residential mortgage	5,074,334	14,414	5,429	50,541	—	—	5,144,718
Consumer and other	687,302	9,157	1,174	2,163	—	—	699,796
Total	$18,312,074	2,224,239	404,166	762,790	—	—	21,703,269
Delinquent and Non-Accrual Loans
In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status provided the borrowers have met the criteria in the CARES Act or otherwise have met the criteria included in an interagency statement issued by bank regulatory agencies. See Note 1, Summary of Significant Accounting Principles.
The following tables present the payment status of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans:

	September 30, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$5,327	2,103	48,402	55,832	7,200,183	7,256,015
Commercial real estate	8,881	26,632	5,035	40,548	4,871,607	4,912,155
Commercial and industrial	3,707	2,191	2,894	8,792	3,390,267	3,399,059
Construction	—	—	—	—	341,449	341,449
Total commercial loans	17,915	30,926	56,331	105,172	15,803,506	15,908,678
Residential mortgage	11,112	4,092	35,601	50,805	4,356,419	4,407,224
Consumer and other	7,463	1,124	1,686	10,273	671,667	681,940
Total	$36,490	36,142	93,618	166,250	20,831,592	20,997,842

	December 31, 2019
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$45,606	1,946	22,055	69,607	7,743,629	7,813,236
Commercial real estate	7,958	525	3,787	12,270	4,819,077	4,831,347
Commercial and industrial	7,774	2,767	5,053	15,594	2,935,712	2,951,306
Construction	—	—	—	—	262,866	262,866
Total commercial loans	61,338	5,238	30,895	97,471	15,761,284	15,858,755
Residential mortgage	16,980	6,195	27,729	50,904	5,093,814	5,144,718
Consumer and other	9,157	1,174	1,330	11,661	688,135	699,796
Total	$87,475	12,607	59,954	160,036	21,543,233	21,703,269
The following table presents non-accrual loans at the date indicated:

	September 30, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	13	$51,132	8	$23,322
Commercial real estate	28	17,756	22	11,945
Commercial and industrial	19	10,901	18	12,482
Construction	—	—	—	—
Total commercial loans	60	79,789	48	47,749
Residential mortgage and consumer	250	52,251	260	47,566
Total non-accrual loans	310	$132,040	308	$95,315

The Company recognized $1.2 million of interest income on non-accrual loans during the nine months ended September 30, 2020.
Individually Evaluated Loans
    Loans which do not share common risk characteristics with other loans are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the present value of expected cash flows or the fair value of the collateral as of the reporting date. When management determines that the fair value of collateral securing a collateral dependent loan inadequately covers the balance of net principal, the net principal balance is written down to the fair value of the collateral, net of estimated selling costs as applicable, rather than assigning an allowance. See Note 16, Fair Value Measurements, for information regarding the valuation process for collateral dependent loans.
The following table presents individually evaluated collateral-dependent loans by class of loans at the date indicated:

	September 30, 2020
	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$49,571	—	49,571
Commercial real estate	11,749	—	11,749
Commercial and industrial	3,019	4,611	7,630
Construction	—	—	—
Total commercial loans	64,339	4,611	68,950
Residential mortgage and consumer	26,401	109	26,510
Total collateral-dependent loans	$90,740	4,720	95,460

TDR Loans Included in Non-Accrual
Included in the non-accrual tables above are TDR loans whose payment status is current, but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2020 and December 31, 2019, these loans are comprised of the following:

	September 30, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	3	$5,378	2	$2,360
Residential mortgage and consumer	32	4,828	25	4,218
Total TDR with payment status current classified as non-accrual	35	$10,206	27	$6,578
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	September 30, 2020		December 31, 2019
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Residential mortgage and consumer	9	$1,296	18	$3,331
Total TDR 30-89 days delinquent classified as non-accrual	9	$1,296	18	$3,331
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
    Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to

COVID-19 relief. At September 30, 2020, loans with an aggregate outstanding balance of approximately $1.02 billion have been granted modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency guidelines, such modifications that met the criteria discussed in Note 1 are not included in our TDR totals and discussion below. For more information on the criteria for classifying loans as TDRs, see Note 1, Summary of Significant Accounting Principles - Section 4013 of the CARES Act.

The following tables present the total TDR loans at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$5,379	3	$5,379
Commercial and industrial	1	480	2	3,381	3	3,861
Total commercial loans	1	480	5	8,760	6	9,240
Residential mortgage and consumer	50	9,329	84	17,181	134	26,510
Total	51	$9,809	89	$25,941	140	$35,750

	December 31, 2019
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$2,362	3	$2,362
Commercial and industrial	3	2,535	2	4,682	5	7,217
Total commercial loans	3	2,535	5	7,044	8	9,579
Residential mortgage and consumer	54	10,549	78	16,458	132	27,007
Total	57	$13,084	83	$23,502	140	$36,586

The following tables present information about TDRs that occurred during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$1,780	$1,780	1	$96	$96
Commercial and industrial	—	—	—	1	270	270
Residential mortgage and consumer	7	1,813	1,813	4	453	453

	Nine Months Ended September 30,
	2020			2019
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	2	$3,110	$3,110	1	$96	$96
Commercial and industrial	1	933	933	1	270	270
Residential mortgage and consumer	7	1,813	1,813	14	2,850	2,850
    Post-modification recorded investment represents the net book balance immediately following modification.
    Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge offs for TDRs during the three months ended September 30, 2020. There were $163,000 in charge-offs for a TDR of an unsecured commercial and industrial loan during the nine months ended September 30, 2020. There were $156,000 and $729,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the three and nine months ended September 30, 2019, respectively. The allowance for loan losses associated with the TDRs presented in the above tables totaled $1.6 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively.
    Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. Prior to 2020, all residential loans deemed to be TDRs were modified to reflect a reduction in interest rates to current market rates. Residential loans modified in 2020 and deemed to be TDRs were granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR as described in Note 1, Summary of Significant Accounting Principles - Section 4013 of the CARES Act. Two of the commercial loan modifications which qualified as a TDR in the nine months ended September 30, 2020 were loans which had already been on non-accrual status and were granted a deferral of payment due to circumstances related to COVID-19. Another commercial loan modification which qualified as a TDR in the first quarter of 2020 had its maturity extended. The commercial loan modifications which qualified as TDRs in the nine months ended September 30, 2019 had their maturity extended.
    The following tables present information about pre and post modification interest yield for TDRs which occurred during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	4.25%	4.25%	1	5.75%	5.75%
Commercial and industrial	—	—%	—%	1	6.25%	6.25%
Residential mortgage and consumer	7	5.94%	5.94%	4	4.00%	3.82%

	Nine Months Ended September 30,
	2020			2019
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	2	4.09%	4.09%	1	5.75%	5.75%
Commercial and industrial	1	4.75%	4.75%	1	6.25%	6.25%
Residential mortgage and consumer	7	5.94%	5.94%	14	5.07%	4.96%
    There were no payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2020. Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2019 consisted of one residential loan and one commercial real estate loan with a recorded investment of $132,000 and $2.5 million, respectively, at September 30, 2019.
Impaired Loans
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
An analysis of the provision for credit losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Provision for loan losses	$14,859	(2,500)	71,535	(2,500)
Provision for debt securities held-to-maturity	(149)	—	531	—
Provision for off-balance sheet credit exposures	(6,374)	—	774	—
Total provision for credit losses	$8,336	(2,500)	72,840	(2,500)
Allowance for Credit Losses on Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$273,319	231,937	228,120	235,817
Adjustment for adoption of ASC 326	—	—	(3,551)	—
Gross charge offs	(1,472)	(3,354)	(17,459)	(10,980)
Recoveries	805	1,902	4,686	5,648
Net charge-offs	(667)	(1,452)	(12,773)	(5,332)
Allowance at acquisition on loans purchased with credit deterioration	—	—	4,180	—
Provision for credit loss expense	14,859	(2,500)	71,535	(2,500)
Balance at end of the period	$287,511	227,985	287,511	227,985
    Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $74.3 million at September 30, 2020. For the period ended September 30, 2020, the Company recorded a provision for loan loss related to interest accrued on residential and consumer loans in payment deferral.

    The lifetime estimate considers multiple economic scenarios, including recessionary scenarios that assume deterioration in key economic variables such as gross domestic product, unemployment rate and real estate prices.  As of January 1, 2020, the Company’s economic outlook was weighted to include a moderate potential of a recession with some expectation of tail risk similar to the severely adverse scenario used in stress testing. During the nine months ended September 30, 2020, there was a significant change in the economic outlook impacting the allowance for credit losses, with key economic factors such as the unemployment rate and gross domestic product severely affected by the impact of COVID-19. For the three months ended September 30, 2020, there was improvement in the U.S. and global macroeconomic consensus outlooks, which resulted in an improvement in the economic outlook used to determine the allowance for credit losses when compared to June 30, 2020. In response to these changes, the Company continues to assess the selection and probability weightings of the economic scenarios.  Multiple economic outlooks were used for the September 30, 2020 estimate of the allowance for credit losses that included a base or consensus case, a downside recessionary case and an upside scenario to reflect the potential for continued improvement in the economic outlook.  In addition, the allowance for credit losses at September 30, 2020 included qualitative reserves for certain segments that may not be fully recognized through its quantitative models.  There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with recently implemented payment deferral programs, and the Company will continue to evaluate the allowance for credit losses and the related economic outlook each quarter.

The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Adjustment for adoption of ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Balance as of January 1, 2020	64,358	46,294	66,885	4,915	37,480	4,637	—	224,569
Charge-offs	(4,490)	(235)	(11,767)	—	(932)	(35)	—	(17,459)
Recoveries	30	352	3,457	—	632	215	—	4,686
Allowance at acquisition on loans purchased with credit deterioration	209	3,208	287	127	344	5	—	4,180
Provision for credit loss expense	(3,226)	62,139	19,847	501	(7,344)	(382)	—	71,535
Ending balance-September 30, 2020	$56,881	111,758	78,709	5,543	30,180	4,440	—	287,511

	December 31, 2019
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2018	$82,876	48,449	71,084	7,486	20,776	3,102	2,044	235,817
Charge-offs	(2,973)	(151)	(6,833)	—	(2,241)	(934)	—	(13,132)
Recoveries	1,244	2,204	1,203	—	1,448	336	—	6,435
Provision for credit loss expense	(7,048)	423	8,942	(670)	(2,592)	44	(99)	(1,000)
Ending balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120

Allowance for Credit Losses on Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
	(In thousands)
Balance at beginning of the period	$3,244	—
Impact of adopting ASC 326	—	2,564
Provision for credit losses	(149)	531
Balance at end of the period	$3,095	3,095

The following tables present the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of September 30, 2020:

	September 30, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2019	$—	—	—
Impact of adopting ASC 326	17	2,547	2,564
Provision for credit loss	25	506	531
Ending balance-September 30, 2020	$42	3,053	3,095
Accrued interest receivable on debt securities held-to-maturity totaled $4.9 million at September 30, 2020 and is excluded from the estimate of credit losses.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
	(In thousands)
Balance at beginning of the period	$20,247	425
Impact of adopting ASC 326	—	12,674
Provision for credit losses	(6,374)	774
Balance at end of the period	$13,873	13,873

8.     Deposits
Deposits are summarized as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Non-interest bearing:
Checking accounts	$3,345,011	2,472,232
Interest bearing:
Checking accounts	5,696,645	5,512,979
Money market deposits	4,369,733	3,817,718
Savings	2,008,540	2,050,101
Certificates of deposit	3,683,606	4,007,308
Total deposits	$19,103,535	17,860,338

9.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Mortgage servicing rights	$10,976	12,125
Core deposit premiums	3,954	2,530
Other	603	668
Total other intangible assets	15,533	15,323
Goodwill	94,535	82,546
Goodwill and intangible assets	$110,068	97,869
For the nine months ended September 30, 2020, the increase in goodwill reflects the acquisition of Gold Coast Bancorp. See Note 3, Business Combinations.
The following table summarizes other intangible assets as of September 30, 2020 and December 31, 2019:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2020
Mortgage servicing rights	$18,004	(5,570)	(1,458)	10,976
Core deposit premiums	23,063	(19,109)	—	3,954
Other	1,150	(547)	—	603
Total other intangible assets	$42,217	(25,226)	(1,458)	15,533

December 31, 2019
Mortgage servicing rights	$19,368	(7,140)	(103)	12,125
Core deposit premiums	20,561	(18,031)	—	2,530
Other	1,150	(482)	—	668
Total other intangible assets	$41,079	(25,653)	(103)	15,323
    Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis had an unpaid principal balance of $1.74 billion and $1.67 billion at September 30, 2020 and December 31, 2019, respectively, all of which relate to mortgage loans. At September 30, 2020 and December 31, 2019, the servicing asset, included in other intangible assets, had an estimated fair value of $11.2 million and $14.1 million, respectively. At September 30, 2020, fair value was based on expected future cash flows considering a weighted average discount rate of 12.03%, a weighted average constant prepayment rate on mortgages of 19.14%

and a weighted average life of 4.2 years. Based on an analysis of fair values as of September 30, 2020, the Company determined that a $1.5 million valuation allowance for mortgage servicing rights was required, a decrease of $1.2 million from the previous quarter. See Note 16 for additional details.
    Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the nine months ended September 30, 2020, the Company recorded $2.5 million in core deposit premiums resulting from the acquisition of Gold Coast.

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
The following table presents the balance sheet information related to our operating leases:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Operating lease right-of-use assets	$171,781	175,143
Operating lease liabilities	184,281	185,827
Weighted average remaining lease term	9.0 years	9.7 years
Weighted average discount rate	2.66%	2.74%
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
The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$6,589	6,320	19,396	18,963
Short-term lease cost	104	74	293	229
Variable lease cost	—	—	(1)	(1)
Included in other income:
Sublease income	67	67	185	201
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$6,419	6,173	17,998	18,470
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	4,909	577	12,746	2,358

    Future minimum operating lease payments and reconciliation to operating lease liabilities at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
2020	$6,716	24,013
2021	25,950	23,888
2022	24,412	22,270
2023	23,312	21,227
2024	23,252	21,162
Thereafter	104,967	100,662
Total lease payments	208,609	213,222
Less: Imputed interest	(24,328)	(27,395)
Total operating lease liabilities	$184,281	185,827

    The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were $2.7 million and $2.8 million, respectively, at September 30, 2020. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

11.     Equity Incentive Plan
    At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
    Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2020 and September 30, 2019, the Company granted 90,067 and 2,345,919 shares of restricted stock awards under the 2015 Plan, respectively.
    Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the nine months ended September 30, 2020 and September 30, 2019, the Company granted no stock options and 995,216 stock options under the 2015 Plan, respectively.
    The fair value of stock options granted as part of the 2015 Plan was estimated utilizing the Black-Scholes option pricing model using the following assumptions for the periods presented below:

Nine Months Ended September 30,
2019
Weighted average expected life (in years)	4.83
Weighted average risk-free rate of return	1.86%
Weighted average volatility	19.92%
Dividend yield	3.96%
Weighted average fair value of options granted	$0.89
Total stock options granted	995,216
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
    The following table presents the share-based compensation expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Stock option expense	$941	2,285	2,940	4,937
Restricted stock expense	2,539	4,026	8,383	10,933
Total share-based compensation expense (1)	$3,480	6,311	11,323	15,870
(1) Included in share-based compensation expense for the three months and nine months ended September 30, 2019 was $2.0 million of accelerated stock compensation expense resulting from the settlement of shareholder litigation during the third quarter of 2019. There was no incremental expense resulting from the modification of the original awards associated with the settlement. For additional information about the settlement, refer to page 105 in Note 12 to the consolidated financial statements included under Item 15. Exhibits and Financial Statement Schedules in the Company’s December 31, 2019 Form 10-K.

    The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,654,461	$12.46	5.5	$363
Granted	—	—	—
Exercised	—	—	—
Forfeited	(10,802)	12.55
Expired	(47,087)	12.54
Outstanding at September 30, 2020	5,596,572	12.46	4.8	—
Exercisable at September 30, 2020	3,810,659	$12.42	4.7	$—
    Expected future expense relating to the non-vested options outstanding as of September 30, 2020 is $6.5 million over a weighted average period of 1.45 years.
    The following is a summary of the status of the Company’s restricted shares as of September 30, 2020 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,894,352	$12.57
Granted	90,067	10.02
Vested	(974,221)	12.61
Forfeited	(18,860)	12.18
Outstanding and non-vested at September 30, 2020	1,991,338	$12.44
    Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2020 is $20.1 million over a weighted average period of 2.28 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interest cost	$325	397	973	1,191
Amortization of:
Net loss	298	—	896	—
Total net periodic benefit cost	$623	397	1,869	1,191
    Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the nine months ended September 30, 2020.
    The Company also maintains the Pentegra DB Plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminates all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits will accrue beyond such date. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution required during the nine months ended September 30, 2020. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2020.

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

Cash Flow Hedges of Interest Rate Risk
    The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variability in cash flows associated with borrowings. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of fourteen months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
    Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $46.7 million will be reclassified as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk
    The Company is exposed to changes in the fair value of certain of its pools of fixed-rate assets due to changes in benchmark interest rates. The Company may use interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed-rate assets.
    For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
    The Company terminated two interest rate swaps with an aggregate notional of $475.0 million during the nine months ended September 30, 2020. The Company terminated three interest rate swaps with an aggregate notional amount of $1.00 billion during the year ended December 31, 2019. The terminated swaps were due to mature in February 2020. There were no interest rate swaps designated as fair value hedges as of September 30, 2020.
Derivatives Not Designated as Hedges
    The Company has credit derivatives resulting from participation in interest rate swaps provided to external lenders as part of loan participation arrangements which are, therefore, not used to manage interest rate risk in the Company’s assets or liabilities. Additionally, the Company provides interest rate risk management services to commercial customers, primarily interest rate swaps. The Company’s market risk from unfavorable movements in interest rates related to these derivative contracts is economically hedged by concurrently entering into offsetting derivative contracts that have identical notional values, terms and indices.
    Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans and commercial customers.

Fair Values of Derivative Instruments on the Balance Sheet

	Asset Derivatives						Liability Derivatives
	September 30, 2020			December 31, 2019			September 30, 2020			December 31, 2019
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)	(in millions)		(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$3,525	Other assets	$153	$2,675	Other assets	$559	$—	Other liabilities	$—	$—	Other liabilities	$—
Total derivatives designated as hedging instruments			$153			$559			$—			$—

Derivatives not designated as hedging instruments:
Interest Rate Swaps	$933	Other assets	$36,399	$652	Other assets	$5,430	$17	Other liabilities	$452	$—	Other liabilities	$—
Other Contracts	—	Other assets	—	—	Other assets	—	22	Other liabilities	230	22	Other liabilities	125
Total derivatives not designated as hedging instruments			$36,399			$5,430			$682			$125

    The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of loss recognized in other comprehensive income (loss)	$1,698	(12,794)	(115,703)	(71,139)
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) to interest expense	(11,158)	509	(19,875)	4,327
Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of September 30, 2020 and 2019.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income on loans	$—	1,179	4,529	7,398
Derivatives designated as hedging instruments [1]	Interest income on loans	(411)	(1,268)	(7,734)	(7,550)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income (loss)	Interest expense on borrowings	(11,158)	509	(19,875)	4,327
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Interest expense on borrowings	—	—	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(11,569)	420	(23,080)	4,175

[1] The amount includes reclassification of ineffectiveness and gains on fair value hedging relationships which have been terminated.

As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

Balance sheet location	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In thousands)
Loans receivable, net (1)	$—	478,120	$9,150	6,426
(1) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of September 30, 2020 represents $9.1 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2020:

	Consolidated Statements of Income location	Amount of Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
		(In thousands)
Other Contracts	Other income / (expense)	$19	(47)	(106)	(57)
Total		$19	(47)	(106)	(57)
Offsetting Derivatives
The following table presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets and liabilities can be reconciled to the tabular disclosure of the fair value hierarchy, see Note 16, Fair Value Measurements. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Company’s Consolidated Balance Sheets.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Posted	Net Amount
	(In thousands)
September 30, 2020
Assets:
Derivative contracts	$179	—	179	—	—	179
Liabilities:
Derivative contracts	$682	—	682	—	450	232

December 31, 2019
Assets:
Derivative contracts	$821	—	821	—	—	821
Liabilities:
Derivative contracts	$125	—	125	—	—	125

14.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended September 30,
	2020			2019
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$89,152	(24,840)	64,312	73,014	(21,042)	51,972
Other comprehensive income (loss):
Change in funded status of retirement obligations	417	(117)	300	19	(6)	13
Unrealized (losses) gains on debt securities available-for-sale	(2,115)	509	(1,606)	8,856	(2,058)	6,798
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	63	(15)	48	94	(53)	41
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	257	(73)	184	317	(89)	228
Net gains (losses) on derivatives	12,856	(3,614)	9,242	(13,303)	3,739	(9,564)
Total other comprehensive income (loss)	11,478	(3,310)	8,168	(4,017)	1,533	(2,484)
Total comprehensive income	$100,630	(28,150)	72,480	68,997	(19,509)	49,488

	Nine Months Ended September 30,
	2020			2019
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$202,140	(55,705)	146,435	205,822	(59,068)	146,754
Other comprehensive loss:
Change in funded status of retirement obligations	861	(242)	619	56	(16)	40
Unrealized gains on debt securities available-for-sale	46,078	(11,053)	35,025	52,137	(12,532)	39,605
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	210	(50)	160	694	(222)	472
Reclassification adjustment for security losses included in net income	—	—	—	5,690	(1,469)	4,221
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	892	(251)	641	819	(230)	589
Net losses on derivatives	(95,828)	26,937	(68,891)	(75,466)	21,213	(54,253)
Total other comprehensive loss	(47,787)	15,341	(32,446)	(16,070)	6,744	(9,326)
Total comprehensive income	$154,353	(40,364)	113,989	189,752	(52,324)	137,428

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains (losses) on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized (losses) gains on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	619	160	35,025	641	(68,891)	(32,446)
Balance - September 30, 2020	$(6,071)	(226)	64,481	(9,988)	(99,264)	(51,068)

Balance - December 31, 2018	$(3,018)	(921)	(8,884)	(11,397)	12,651	(11,569)
Net change	40	472	43,826	589	(54,253)	(9,326)
Balance - September 30, 2019	$(2,978)	(449)	34,942	(10,808)	(41,602)	(20,895)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Reclassification adjustment for losses included in net income
Loss on securities, net	$—	—	—	5,690
Change in funded status of retirement obligations
Amortization of net loss (gain)	299	(2)	898	(6)
Interest expense
Reclassification adjustment for unrealized losses (gains) on derivatives	9,450	(509)	17,631	(4,327)
Total before tax	9,749	(511)	18,529	1,357
Income tax (expense) benefit	(2,716)	147	(5,106)	(225)
Net of tax	$7,033	(364)	13,423	1,132

15.    Stockholders’ Equity

 The changes in the components of stockholders’ equity for the three months ended September 30, 2020 and 2019 are as follows:

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at June 30, 2019	$3,591	2,809,851	1,206,873	(995,265)	(79,764)	(18,411)	2,926,875
Net income	—	—	51,972	—	—	—	51,972
Other comprehensive loss, net of tax	—	—	—	—	—	(2,484)	(2,484)
Purchase of treasury stock (2,004,717 shares)	—	—	—	(22,486)	—	—	(22,486)
Treasury stock allocated to restricted stock plan (1,687,500 shares)	—	(21,129)	101	21,028	—	—	—
Compensation cost for stock options and restricted stock	—	6,309	—	—	—	—	6,309
Exercise of stock options	—	(287)	—	441	—	—	154
Restricted stock forfeitures (1,782,205 shares)	—	22,348	(1,354)	(20,994)	—	—	—
Cash dividend paid ($0.11 per common share)	—	—	(30,298)	—	—	—	(30,298)
ESOP shares allocated or committed to be released	—	576	—	—	749	—	1,325
Balance at September 30, 2019	$3,591	2,817,668	1,227,294	(1,017,276)	(79,015)	(20,895)	2,931,367

Balance at June 30, 2020	$3,619	2,851,306	1,259,605	(1,355,626)	(76,768)	(59,236)	2,622,900
Net income	—	—	64,312	—	—	—	64,312
Other comprehensive income, net of tax	—	—	—	—	—	8,168	8,168
Purchase of treasury stock (7,346 shares)	—	—	—	(57)	—	—	(57)
Treasury stock allocated to restricted stock plan (21,144 shares)	—	(167)	(92)	259	—	—	—
Compensation cost for stock options and restricted stock	—	3,479	—	—	—	—	3,479
Restricted stock forfeitures (2,887 shares)	—	33	2	(35)	—	—	—
Cash dividend paid ($0.12 per common share)	—	—	(29,987)	—	—	—	(29,987)
ESOP shares allocated or committed to be released	—	193	—	—	749	—	942
Balance at September 30, 2020	$3,619	2,854,844	1,293,840	(1,355,459)	(76,019)	(51,068)	2,669,757

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
    In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
•Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.
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
    The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

	Carrying Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$8,703	8,703	—	—
Debt securities available for sale:
Government-sponsored enterprises	$4,741	—	4,741	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,346,260	—	1,346,260	—
Federal National Mortgage Association	1,219,643	—	1,219,643	—
Government National Mortgage Association	258,315	—	258,315	—
Total debt securities available-for-sale	$2,828,959	—	2,828,959	—
Interest rate swaps	$36,552	—	36,552	—
Liabilities:
Derivatives:
Interest rate swaps	$452	—	452	—
Other contracts	230	—	230	—
Total derivatives	$682	—	682	—

	Carrying Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$6,039	6,039	—	—
Debt securities available for sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,240,379	—	1,240,379	—
Federal National Mortgage Association	1,178,049	—	1,178,049	—
Government National Mortgage Association	276,962	—	276,962	—
Total debt securities available-for-sale	$2,695,390	—	2,695,390	—
Interest rate swaps	$5,989	—	5,989	—
Liabilities:
Derivatives:
Other contracts	$125	—	125	—
Total derivatives	$125	—	125	—
    There have been no changes in the methodologies used at September 30, 2020 from December 31, 2019, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2020.
    There were no Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At September 30, 2020, the fair value model used prepayment speeds ranging from 14.88% to 32.40% and a discount rate of 12.03% for the valuation of the mortgage servicing rights. At December 31, 2019, the fair value model used prepayment speeds ranging from 6.60% to 29.10% and a discount rate of 12.05% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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

    The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019. For the three months ended September 30, 2020, there was no change to the carrying value of collateral-dependent loans, other real estate owned or loans held for sale. For the three months ended December 31, 2019, there was no change to the carrying value of impaired loans or loans held for sale.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at September 30, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	14.9%	32.4%	19.14%	$10,871	—	—	10,871
						$10,871	—	—	10,871

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2019
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	6.6%	29.1%	11.04%	$10,409	—	—	10,409
Other real estate owned	Market comparable	Lack of marketability	0.0%	25.0%	2.70%	262	—	—	262
						$10,671	—	—	10,671
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$557,749	557,749	557,749	—	—
Equities	8,703	8,703	8,703	—	—
Debt securities available-for-sale	2,828,959	2,828,959	—	2,828,959	—
Debt securities held-to-maturity, net	1,236,610	1,304,693	—	1,240,586	64,107
FHLB stock	214,255	214,255	214,255	—	—
Loans held for sale	19,984	19,984	—	19,984	—
Net loans	20,698,057	20,975,033	—	—	20,975,033
Derivative financial instruments	36,552	36,552	—	36,552	—
Financial liabilities:
Deposits, other than time deposits	$15,419,929	15,419,929	15,419,929	—	—
Time deposits	3,683,606	3,697,232	—	3,697,232	—
Borrowed funds	4,307,523	4,391,922	—	4,391,922	—
Derivative financial instruments	682	682	—	682	—

	December 31, 2019
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$174,915	174,915	174,915	—	—
Equities	6,039	6,039	6,039	—	—
Debt securities available-for-sale	2,695,390	2,695,390	—	2,695,390	—
Debt securities held-to-maturity	1,148,815	1,190,104	—	1,116,771	73,333
FHLB stock	267,219	267,219	267,219	—	—
Loans held for sale	29,797	29,797	—	29,797	—
Net loans	21,476,056	21,563,627	—	—	21,563,627
Derivative financial instruments	5,989	5,989	—	5,989	—
Financial liabilities:
Deposits, other than time deposits	$13,853,030	13,853,030	13,853,030	—	—
Time deposits	4,007,308	4,007,342	—	4,007,342	—
Borrowed funds	5,827,111	5,834,895	—	5,834,895	—
Derivative financial instruments	125	125	—	125	—
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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,369	4,337	10,227	11,350
Other income	3,444	2,230	8,428	6,961
Total revenue from contracts with customers	$6,813	6,567	18,655	18,311
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

Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Specifically, where a cloud computing arrangement includes a license to internal-use software, the software license is accounted for by the customer in accordance with Subtopic 350-40, “Intangibles- Goodwill and Other-Internal-Use Software”.	January 1, 2020 Early adoption permitted	The Company will apply the amendments in this Update prospectively to all implementation costs incurred after January 1, 2020. The adoption of ASU No. 2018-15 did not have an impact on the Company’s Consolidated Financial Statements.
Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The amendments remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of such transfers and the valuation processes for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarify the purpose of the measurement uncertainty disclosure. The ASU adds disclosure requirements about the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.	January 1, 2020 Early adoption permitted to any removed or modified disclosures and delay of adoption of additional disclosures until the effective date	Changes should be applied retrospectively to all periods presented upon the effective date with the exception of the following, which should be applied prospectively: disclosures relating to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the disclosures for uncertainty measurement. The adoption of ASU 2018-13 did not have an impact on the Company’s Consolidated Financial Statements.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU simplifies subsequent measurement of goodwill by eliminating Step 2 of the impairment test while retaining the option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units.	January 1, 2020 Early adoption permitted for interim or annual goodwill impairment testing dates beginning after January 1, 2017	The Company is applying the amendments in ASU 2017-04 prospectively for goodwill impairment testing conducted after January 1, 2020.
Standards Not Yet Adopted
Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	The amendments simplify the accounting for certain financial instruments with the characteristics of liabilities and equity by reducing the number of models for convertible debt instruments and convertible preferred stock and amends how convertible instruments and equity contracts with an option to be settled in cash or shares affect the EPS calculation. The update also amends the derivatives scope exception for contracts in an entity’s own equity.	January 1, 2022 Early adoption permitted not earlier than fiscal years beginning 2021	The update is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments provide expedients and exceptions for applying GAAP to contracts or hedging relationships affected by the discontinuance of LIBOR as a benchmark rate to alleviate the burden and cost of such modifications. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also provide a one-time election to sell and/or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.	Effective for a limited time as of March 12, 2020 through December 31, 2022	The Company is evaluating its financial instruments indexed to USD-LIBOR for which the amendments provide expedients and administrative relief.
Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)	This update clarifies the application of the alternative provided in ASU 2016-01 to measure certain equity securities without a readily determinable fair value. The amendments in this update clarify that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments further provide clarification related to the accounting for certain forward contracts and purchased options.	January 1, 2021 Early adoption permitted	The update is to be applied prospectively. The Company does not expect ASU 2020-01 to have a material impact on its Consolidated Financial Statements.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and also clarify and amend existing guidance.	January 1, 2021 Early adoption permitted
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
Dividend
    On October 28, 2020, the Company declared a cash dividend of $0.12 per share. The $0.12 dividend per share will be paid to stockholders on November 25, 2020, with a record date of November 10, 2020.
Sale-Leaseback Transactions
On August 3, 2020, the Bank entered into an agreement for the sale-leaseback of 15 branch locations, subject to buyer due diligence. The transaction was not completed as of September 30, 2020 and therefore, was not reflected in the Consolidated Financial Statements as of September 30, 2020. As of November 6, 2020, a portion of the transaction has been completed and the remainder of the transaction is expected to be completed in the fourth quarter of 2020. The Company expects to realize an after-tax gain of approximately $7 million net of transaction related expenses in the fourth quarter of 2020.
On November 3, 2020, the Bank entered into an agreement for the sale-leaseback of a corporate office location, subject to buyer due diligence. The transaction is expected to close in the fourth quarter of 2020 and the Company expects to realize an after-tax gain of approximately $10 million net of transaction related expenses.
Non-Performing Loan Sale
On October 30, 2020, the Company sold a non-performing multi-family loan with a net unpaid principal balance of $18.1 million as of September 30, 2020. The Company expects to recognize a recovery of approximately $2 million in the allowance for credit losses in connection with the sale.
Debt Extinguishment
During October 2020, the Company extinguished approximately $600 million of borrowings, which resulted in a cost of approximately $8.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
    Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. In addition, the COVID-19 pandemic is having an adverse impact on us, our customers and the communities we serve. The adverse effect of the COVID-19 pandemic on us, our customers and the communities where we operate may adversely affect our business, results of operations and financial condition for an indefinite period of time. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as well as the Company’s subsequent quarterly reports on Form 10-Q and the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2020, we consider the following to be our critical accounting policies.
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
Individually evaluated
    On a case-by-case basis, the Company may conclude a loan should be evaluated on an individual basis based on its disparate risk characteristics. The Company individually evaluates loans that meet the following criteria for expected credit loss, as the Company has determined that these loans generally do not share similar risk characteristics with other loans in the portfolio:
•Commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status;
•Troubled debt restructured loans; and
•Other commercial loans with greater than $1.0 million in outstanding principal, if management has specific information that it is probable they will not collect all principal amounts due under the contractual terms of the loan agreement.
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
Executive Summary
COVID-19 Pandemic
    Beginning in March 2020, the impacts of the COVID-19 pandemic, including social distancing guidelines, closure of non-essential businesses and shelter-at-home mandates, caused a global economic downturn. The economic downturn has included a decline in gross domestic product and an increase in unemployment. During the third quarter of 2020, the unemployment rate continued to decline but remained significantly elevated above the pre-pandemic unemployment rate. The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including the establishment of the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).
    We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers, communities and results of operations. During the first quarter of 2020, the majority of our corporate workforce had transitioned to working remotely and we successfully transitioned to a “limited service” branch model including drive-thru operations and ATM services, as well as in-branch services available by appointment only. During the second quarter of 2020, all of our branches resumed normal operating hours and all lobbies re-opened for our clients. In addition, the majority of our corporate workforce have returned to our corporate offices in some capacity and the remainder continues to work remotely in an effective manner. Proper protocols have been put in place in our branches and corporate offices to ensure the continued safety of our employees and customers.
    While we have continued to support our customers by granting second payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their initial deferral period. At October 20, 2020, loans with an aggregate outstanding balance of approximately $730 million, or 3% of total loans, were in COVID-19 related deferment. Based on information available as of October 20, 2020, approximately $300 million of deferments are expected to expire during the fourth quarter of 2020.

The following table presents the Company’s loan portfolio at September 30, 2020 by industry sector and the balance of deferrals by loan portfolio as of October 20, 2020:

Segment/Industry	Loan Balance (in millions)	Active Deferrals (in millions)	Active Deferrals / Loans
Commercial and industrial:
Accommodation and Food Service	$297	$205	69%
Administrative and Support and Waste Management	114	10	9%
Agriculture, Forestry, Fishing and Hunting	20	—	0%
Arts, Entertainment, and Recreation	56	18	32%
Construction	276	—	0%
Educational Service	110	—	0%
Finance and Insurance	149	—	0%
Health Care and Social Assistance	655	11	2%
Information	76	—	0%
Management of Companies and Enterprises	6	—	0%
Manufacturing	187	15	8%
Mining, Quarrying, and Oil and Gas Extraction	51	—	0%
Professional, Scientific, and Technical Services	133	—	0%
Public Administration	1	—	0%
Real Estate and Rental	568	20	4%
Retail Trade - clothing, home, gasoline, health	104	—	0%
Retail Trade - sporting, hobby, vending, e-commerce	31	—	0%
Transportation - air, rail, truck, water, pipeline	233	—	0%
Utilities	6	—	0%
Wholesale Trade	139	—	0%
Other	187	3	2%
Total Commercial and Industrial	$3,399	$282	8%

Commercial real estate:
Accommodation and Food Service	$111	$61	55%
Arts, Entertainment, and Recreation	18	—	0%
Health Care and Social Assistance	54	—	0%
Mixed Use Property	476	11	2%
Office	1,208	10	1%
Retail Store	947	6	1%
Shopping Center	891	13	1%
Warehouse	761	1	0%
Other	446	6	1%
Total Commercial Real Estate	$4,912	$108	2%

Multi-Family	7,256	188	3%
Construction	342	15	4%
Residential and Consumer	5,089	137	3%
Total Loans	$20,998	$730	3%
    Given the unprecedented uncertainty and continually evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, including additional borrower deferral requests, delinquent loans and non-accrual loans. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Third Quarter of 2020 Results Summary
    During the third quarter of 2020, we demonstrated financial strength as previously deteriorated economic conditions continued to improve.
•We reported net income of $64.3 million, or $0.27 per diluted share, for the three months ended September 30, 2020 as compared to $42.6 million, or $0.18 per diluted share, for the three months ended June 30, 2020 and $52.0 million, or $0.20 per diluted share, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income totaled $146.4 million, or $0.62 per diluted share, compared to $146.8 million, or $0.55 per diluted share, for the nine months ended September 30, 2019.
•Net interest margin increased six basis points to 2.79% for the three months ended September 30, 2020 compared to the three months ended June 30, 2020. Net interest margin continued to be negatively impacted by an elevated cash position during the quarter.
•Cash and cash equivalents were $557.7 million at September 30, 2020 as compared to $735.2 million at June 30, 2020. Average interest-earning cash and cash equivalents were $978.0 million for the three months ended September 30, 2020 compared with $1.29 billion for the three months ended June 30, 2020.
•Non-interest-bearing deposits increased $304.6 million, or 10.0%, during the three months ended September 30, 2020. The cost of interest-bearing deposits decreased 9 basis points to 0.84% for the three months ended September 30, 2020 compared to the three months ended June 30, 2020.
•Total loans decreased $364.2 million, or 1.7%, to $21.00 billion at September 30, 2020 from $21.36 billion at June 30, 2020.
•Provision for credit losses was $8.3 million for the three months ended September 30, 2020 compared with $33.3 million for the three months ended June 30, 2020.
•Total non-interest income was $19.9 million for the three months ended September 30, 2020, an increase of $9.8 million compared to the three months ended June 30, 2020.
•Total non-interest expenses were $104.1 million for the three months ended September 30, 2020, an increase of $4.0 million, or 4.0%, compared to the three months ended June 30, 2020. Included in total non-interest expenses were $965,000 of costs from the early extinguishment of $200 million of borrowings during the three months ended September 30, 2020. The efficiency ratio declined to 51.63% for the three months ended September 30, 2020 from 52.06% for the three months ended June 30, 2020.
•As of October 20, 2020, COVID-19 related loan deferrals totaled $730 million, or 3% of loans, compared to $2.7 billion, or 13% of loans, as of July 22, 2020.
•Non-accrual loans were $132.0 million, or 0.63% of total loans, at September 30, 2020 as compared to $126.8 million, or 0.59% of total loans, at June 30, 2020 and $92.1 million, or 0.42% of total loans, at September 30, 2019.
•Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital Ratios were 9.76%, 13.24%, 13.24% and 14.49%, respectively, at September 30, 2020.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2020 and 2019
    Net Income. Net income for the three months ended September 30, 2020 was $64.3 million compared to net income of $52.0 million for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2020 was $146.4 million compared to net income of $146.8 million for the nine months ended September 30, 2019.
    Net Interest Income. Net interest income increased by $17.2 million, or 10.4%, to $181.6 million for the three months ended September 30, 2020 from $164.5 million for the three months ended September 30, 2019. The net interest margin increased 26 basis points to 2.79% for the three months ended September 30, 2020 from 2.53% for the three months ended September 30, 2019.
    Net interest income increased by $50.6 million, or 10.4%, to $536.9 million for the nine months ended September 30, 2020 from $486.3 million for the nine months ended September 30, 2019. The net interest margin increased 22 basis points to 2.74% for the nine months ended September 30, 2020 from 2.52% for the nine months ended September 30, 2019.
    Total interest and dividend income decreased by $23.9 million, or 9.0%, to $240.7 million for the three months ended September 30, 2020. Interest income on loans decreased by $16.5 million, or 7.1%, to $215.2 million for the three months ended September 30, 2020, primarily as a result of a 15 basis point decrease in the weighted average yield on net loans to 4.12%. In addition, the average balance of net loans decreased $843.1 million to $20.88 billion, driven by paydowns and payoffs, partially offset by loan originations, including $334.7 million of PPP loans, and $453.3 million of loans acquired from Gold Coast. Prepayment penalties, which are included in interest income, totaled $7.4 million for the three months ended September 30, 2020 compared to $5.2 million for the three months ended September 30, 2019. Interest income on all other interest-earning assets, excluding loans, decreased by $7.3 million, or 22.4%, to $25.5 million for the three months ended September 30, 2020 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 113 basis points to 1.97%. Partially offsetting this decrease, the average balance of all other interest-earning assets, excluding loans, increased $935.4 million to $5.17 billion for the three months ended September 30, 2020.
    Total interest and dividend income decreased by $36.8 million, or 4.7%, to $743.0 million for the nine months ended September 30, 2020. Interest income on loans decreased by $26.6 million, or 3.9%, to $657.5 million for the nine months ended September 30, 2020, primarily as a result of an 8 basis point decrease in the weighted average yield on net loans to 4.14%. In addition, the average balance of net loans decreased $438.9 million to $21.16 billion, driven by paydowns and payoffs, partially offset by loan originations, including $334.7 million of PPP loans, and $453.3 million of loans acquired from Gold Coast. Prepayment penalties, which are included in interest income, totaled $23.2 million for the nine months ended September 30, 2020 compared to $11.4 million for the nine months ended September 30, 2019. Interest income on all other interest-earning assets, excluding loans, decreased by $10.2 million, or 10.7%, to $85.5 million for the nine months ended September 30, 2020 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 76 basis points to 2.30%. Partially offsetting this decrease, the average balance of all other interest-earning assets, excluding loans, increased $778.8 million to $4.95 billion for the nine months ended September 30, 2020.
    Total interest expense decreased by $41.0 million, or 41.0%, to $59.1 million for the three months ended September 30, 2020. Interest expense on interest-bearing deposits decreased $33.9 million, or 49.8%, to $34.1 million for the three months ended September 30, 2020. The weighted average cost of interest-bearing deposits decreased 93 basis points to 0.84% for the three months ended September 30, 2020. Partially offsetting this decrease, the average balance of total interest-bearing deposits increased $848.1 million, or 5.5%, to $16.21 billion for the three months ended September 30, 2020. Interest expense on borrowed funds decreased by $7.2 million, or 22.3%, to $25.0 million for the three months ended September 30, 2020. The average balance of borrowed funds decreased $1.26 billion, or 21.9%, to $4.49 billion for the three months ended September 30, 2020. In addition, the weighted average cost of borrowings decreased 1 basis point to 2.22% for the three months ended September 30, 2020.
    Total interest expense decreased by $87.4 million, or 29.8%, to $206.1 million for the nine months ended September 30, 2020. Interest expense on interest-bearing deposits decreased $74.9 million, or 37.2%, to $126.3 million for the nine months ended September 30, 2020. The weighted average cost of interest-bearing deposits decreased 70 basis points to 1.05% for the nine months ended September 30, 2020. Partially offsetting this decrease, the average balance of total interest-bearing deposits increased $753.2 million, or 4.9%, to $16.08 billion for the nine months ended September 30, 2020. Interest expense on borrowed funds decreased by $12.5 million, or 13.5%, to $79.8 million for the nine months ended September 30, 2020. The average balance of borrowed funds decreased $500.0 million, or 9.0%, to $5.07 billion for the nine months ended September 30, 2020. In addition, the weighted average cost of borrowings decreased 11 basis points to 2.10% for the nine months ended September 30, 2020.

Provision for Credit Losses. Our provision for credit losses is primarily a result of the expected credit losses on our loans, unfunded commitments and held-to-maturity debt securities over the life of these financial instruments, including the inherent credit risk in these financial instruments, the composition of and changes in our portfolios of these financial instruments, and the level of charge-offs. At September 30, 2020, our allowance for credit losses and related provision continued to be affected by the impact of COVID-19 on the current and forecasted economic conditions. For the three months ended September 30, 2020, there was improvement in the U.S. and global macroeconomic consensus outlooks, which resulted in an improvement in the economic outlook used to determine the provision for credit losses when compared to June 30, 2020. For the three months ended September 30, 2020, our provision for credit losses was $8.3 million, compared to a negative provision of $2.5 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, net charge-offs were $667,000 compared to $1.5 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our provision for credit losses was $72.8 million, compared to a negative provision of $2.5 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net charge-offs were $12.8 million compared to $5.3 million for the nine months ended September 30, 2019.
    Non-Interest Income. Total non-interest income increased $5.1 million to $19.9 million for the three months ended September 30, 2020. This increase was primarily due to gain on loans, which increased $3.6 million due to a higher volume of mortgage banking loan sales to third parties.
    Total non-interest income increased $11.8 million to $44.7 million for the nine months ended September 30, 2020. This increase was primarily due to gain on loans, which increased $7.6 million as a result of a higher volume of mortgage banking loan sales to third parties. In addition, the Company recognized a $5.7 million loss on the sale of securities during the second quarter of 2019.
    Non-Interest Expenses. Total non-interest expenses were $104.1 million for the three months ended September 30, 2020, a decrease of $4.7 million, or 4.3%, compared to the three months ended September 30, 2019. The decrease was due to a decrease of $3.7 million in compensation and benefit expense driven by lower headcount, stock-based compensation expense and benefits expense. Included in non-interest expenses for the three months ended September 30, 2020 were $965,000 of costs from the early extinguishment of $200 million of borrowings.
    Total non-interest expenses were $306.6 million for the nine months ended September 30, 2020, a decrease of $9.3 million, or 2.9%, compared to the nine months ended September 30, 2019. This decrease was due to a decrease of $8.4 million in compensation and fringe benefit expense, a decrease of $4.0 million in advertising and promotional expense and a decrease of $2.5 million in other non-interest expense. These decreases were partially offset by an increase of $2.7 million in data processing and communication expense and an increase of $2.0 million in occupancy expense. Included in non-interest expenses for the nine months ended September 30, 2020 were $3.6 million of Gold Coast acquisition-related expenses.
    Income Taxes. Income tax expense for the third quarter of 2020 was $24.8 million compared to $21.0 million for the third quarter 2019.  The effective tax rate was 27.9% for the three months ended September 30, 2020 and 28.8% for the three months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2020 was $55.7 million compared to $59.1 million the nine months ended September 30, 2019.  The effective tax rate was 27.6% for the nine months ended September 30, 2020 and 28.7% for the nine months ended September 30, 2019. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where we operate, because tax rates differ among such jurisdictions.
Analysis of Net Interest Income
Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.
Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, however interest receivable on these loans have been fully reserved for and not included in interest income. The yields set forth below include the effect of deferred fees, discounts and premiums, and purchase accounting adjustments and other adjustments that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$978,037	$233	0.10%	$224,882	$821	1.46%
Equity securities	7,177	45	2.51%	6,001	36	2.40%
Debt securities available-for-sale	2,758,679	13,473	1.95%	2,591,055	18,167	2.80%
Debt securities held-to-maturity	1,200,933	8,277	2.76%	1,131,194	9,340	3.30%
Net loans	20,879,661	215,221	4.12%	21,722,751	231,734	4.27%
Stock in FHLB	223,032	3,452	6.19%	279,356	4,456	6.38%
Total interest-earning assets	26,047,519	240,701	3.70%	25,955,239	264,554	4.08%
Non-interest-earning assets	1,157,358			992,118
Total assets	$27,204,877			$26,947,357
Interest-bearing liabilities:
Savings deposits	$2,033,495	$2,690	0.53%	$1,958,748	$4,377	0.89%
Interest-bearing checking	5,901,759	8,658	0.59%	4,894,643	21,094	1.72%
Money market accounts	4,349,536	8,520	0.78%	3,750,846	16,065	1.71%
Certificates of deposit	3,923,651	14,241	1.45%	4,756,086	26,436	2.22%
Total interest-bearing deposits	16,208,441	34,109	0.84%	15,360,323	67,972	1.77%
Borrowed funds	4,493,591	24,970	2.22%	5,756,197	32,130	2.23%
Total interest-bearing liabilities	20,702,032	59,079	1.14%	21,116,520	100,102	1.90%
Non-interest-bearing liabilities	3,856,553			2,892,067
Total liabilities	24,558,585			24,008,587
Stockholders’ equity	2,646,292			2,938,770
Total liabilities and stockholders’ equity	$27,204,877			$26,947,357
Net interest income		$181,622			$164,452
Net interest rate spread(1)			2.56%			2.18%
Net interest-earning assets(2)	$5,345,487			$4,838,719
Net interest margin(3)			2.79%			2.53%
Ratio of interest-earning assets to total interest-bearing liabilities	1.26			1.23

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$880,015	$1,367	0.21%	$193,427	$1,965	1.35%
Equity securities	6,480	110	2.26%	5,905	108	2.44%
Debt securities available-for-sale	2,657,564	46,371	2.33%	2,317,685	49,801	2.86%
Debt securities held-to-maturity	1,158,357	25,802	2.97%	1,379,982	31,008	3.00%
Net loans	21,157,077	657,483	4.14%	21,596,000	684,086	4.22%
Stock in FHLB	247,260	11,881	6.41%	273,885	12,871	6.27%
Total interest-earning assets	26,106,753	743,014	3.79%	25,766,884	779,839	4.04%
Non-interest-earning assets	1,080,136			964,031
Total assets	$27,186,889			$26,730,915
Interest-bearing liabilities:
Savings deposits	$2,039,596	$9,505	0.62%	$1,966,427	$12,556	0.85%
Interest-bearing checking	5,786,659	34,191	0.79%	4,912,085	65,295	1.77%
Money market accounts	4,172,144	32,624	1.04%	3,691,378	46,126	1.67%
Certificates of deposit	4,082,118	49,959	1.63%	4,757,446	77,245	2.16%
Total interest-bearing deposits	16,080,517	126,279	1.05%	15,327,336	201,222	1.75%
Borrowed funds	5,066,253	79,843	2.10%	5,566,273	92,319	2.21%
Total interest-bearing liabilities	21,146,770	206,122	1.30%	20,893,609	293,541	1.87%
Non-interest-bearing liabilities	3,402,930			2,881,242
Total liabilities	24,549,700			23,774,851
Stockholders’ equity	2,637,189			2,956,064
Total liabilities and stockholders’ equity	$27,186,889			$26,730,915
Net interest income		$536,892			$486,298
Net interest rate spread(1)			2.49%			2.17%
Net interest-earning assets(2)	$4,959,983			$4,873,275
Net interest margin(3)			2.74%			2.52%
Ratio of interest-earning assets to total interest-bearing liabilities	1.23			1.23

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019
    Total Assets. Total assets decreased by $91.8 million, or 0.3%, to $26.61 billion at September 30, 2020 from December 31, 2019. Cash and cash equivalents increased by $382.8 million to $557.7 million at September 30, 2020 from December 31, 2019 and securities increased by $224.0 million, or 5.8%, to $4.07 billion at September 30, 2020 from December 31, 2019. Net loans decreased by $778.0 million, or 3.6%, to $20.70 billion at September 30, 2020 from December 31, 2019.
    Net Loans. Net loans decreased by $778.0 million, or 3.6%, to $20.70 billion at September 30, 2020 from $21.48 billion at December 31, 2019. The detail of the loan portfolio is below:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,256,015	7,813,236
Commercial real estate loans	4,912,155	4,831,347
Commercial and industrial loans	3,399,059	2,951,306
Construction loans	341,449	262,866
Total commercial loans	15,908,678	15,858,755
Residential mortgage loans	4,407,224	5,144,718
Consumer and other	681,940	699,796
Total loans	20,997,842	21,703,269
Deferred fees, premiums and other, net	(12,274)	907
Allowance for loan losses	(287,511)	(228,120)
Net loans	$20,698,057	21,476,056
    During the nine months ended September 30, 2020, we originated or funded $814.3 million in commercial and industrial loans (including $334.7 million of PPP loans), $733.9 million in multi-family loans, $447.8 million in residential loans, $368.9 million in commercial real estate loans, $67.3 million in consumer and other loans and $59.0 million in construction loans. Our originations reflect our continued focus on diversifying our loan portfolio. In addition, we acquired $453.3 million of loans from Gold Coast on April 3, 2020. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
    One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. At September 30, 2020, interest-only residential and consumer loans totaled $35.4 million, which represented less than 1% of the residential and consumer portfolios. We no longer originate residential mortgage loans without verifying income. At September 30, 2020, these loans totaled $116.4 million. From time to time and for competitive purposes, we originate interest-only commercial real estate and multi-family loans. At September 30, 2020, these loans totaled $1.32 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks.

    The following table sets forth non-accrual loans (excluding loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	13	$51.1	14	$48.3	9	$23.4	8	$23.3	6	$19.6
Commercial real estate	28	17.8	22	12.3	21	11.4	22	12.0	30	12.3
Commercial and industrial	19	10.9	29	15.6	22	17.0	18	12.5	16	12.0
Construction	—	—	—	—	—	—	—	—	—	—
Total commercial loans	60	79.8	65	76.2	52	51.8	48	47.8	52	43.9
Residential and consumer	250	52.2	255	50.6	258	46.6	255	47.4	261	48.2
Total non-accrual loans	310	$132.0	320	$126.8	310	$98.4	303	$95.2	313	$92.1
Accruing troubled debt restructured loans	51	$9.8	52	$12.2	55	$12.8	57	$13.1	58	$12.5
Non-accrual loans to total loans		0.63%		0.59%		0.46%		0.44%		0.42%
Allowance for loan losses as a percent of non-accrual loans		217.75%		215.48%		247.22%		239.66%		247.62%
Allowance for loan losses as a percent of total loans		1.37%		1.28%		1.14%		1.05%		1.05%
    Total non-accrual loans were $132.0 million at September 30, 2020 compared to $126.8 million at June 30, 2020 and $92.1 million at September 30, 2019. At September 30, 2020 there were $7.1 million of commercial real estate loans, $5.4 million of commercial and industrial loans and $1.6 million of multi-family loans that were classified as non-accrual which were performing in accordance with their contractual terms. Criticized and classified loans as a percent of total loans increased to 7.47% at September 30, 2020 from 5.36% at December 31, 2019. We continue to proactively and diligently work to resolve our troubled loans.
On October 30, 2020, the Company sold a non-performing multi-family loan with a net unpaid principal balance of $18.1 million as of September 30, 2020. The Company expects to recognize a recovery of approximately $2 million in the allowance for credit losses in connection with the sale.
    At September 30, 2020, there were $35.7 million of loans deemed as TDRs, of which $26.5 million were residential and consumer loans, $5.4 million were commercial real estate loans and $3.8 million were commercial and industrial loans. TDRs of $9.8 million were classified as accruing and $25.9 million were classified as non-accrual at September 30, 2020. Included are $1.8 million of residential loans deemed to be TDRs as the borrower was granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR as described in Note 1, Summary of Significant Accounting Principles - Section 4013 of the CARES Act.
    In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2020, the Company has deemed potential problem loans totaling $192.1 million, which is comprised of 16 commercial and industrial loans totaling $119.5 million, 15 commercial real estate loans totaling $65.2 million and 7 multi-family loans totaling $7.4 million. In addition, we continue to support our customers by deferring payments for borrowers experiencing hardship because of the COVID-19 pandemic. As of October 20, 2020, $730 million, or 3%, of loans were deferring principal and/or interest payments. For further information, please refer to the Executive Summary above and the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Management is actively monitoring all of these loans.

    The ratio of non-accrual loans to total loans was 0.63% at September 30, 2020 compared to 0.44% at December 31, 2019. The allowance for loan losses as a percentage of non-accrual loans was 217.75% at September 30, 2020 compared to 239.66% at December 31, 2019. At September 30, 2020, our allowance for loan losses as a percentage of total loans was 1.37% compared to 1.05% at December 31, 2019.
    The allowance for loan losses increased by $59.4 million to $287.5 million at September 30, 2020 from $228.1 million at December 31, 2019. The increase reflects an increase of $71.5 million from the provision for credit losses related to our loan portfolio and an increase of $4.2 million from the initial allowance on PCD loans upon acquisition, partially offset by a decrease of $12.8 million resulting from net charge-offs and a decrease of $3.6 million upon CECL adoption. Our allowance for loan losses at September 30, 2020 continued to be affected by the impact of COVID-19 on current and forecasted economic conditions. Future increases in the allowance for loan losses may be necessary based on the composition of and change in the loan portfolio, the level of loan delinquency and the current and forecasted economic condition over the life of our loans.
    The following table sets forth the allowance for loan losses at September 30, 2020 and December 31, 2019 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2020		December 31, 2019
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$56,881	34.6%	$74,099	36.0%
Commercial real estate loans	111,758	23.4%	50,925	22.3%
Commercial and industrial loans	78,709	16.2%	74,396	13.6%
Construction loans	5,543	1.6%	6,816	1.2%
Residential mortgage loans	30,180	21.0%	17,391	23.7%
Consumer and other loans	4,440	3.2%	2,548	3.2%
Unallocated	—	—	1,945	—
Total allowance	$287,511	100.0%	$228,120	100.0%
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
    At September 30, 2020, our securities portfolio represented 15.3% of our total assets. Securities, in the aggregate, increased by $224.0 million, or 5.8%, to $4.07 billion at September 30, 2020 from December 31, 2019. This increase was primarily a result of purchases, partially offset by paydowns. At September 30, 2020, our allowance for credit losses on held-to-maturity debt securities was $3.1 million.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB decreased by $53.0 million, or 19.8%, to $214.3 million at September 30, 2020 from $267.2 million at December 31, 2019. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $223.6 million at September 30, 2020 and $218.5 million at December 31, 2019. Other assets were $163.5 million at September 30, 2020 and $82.3 million at December 31, 2019. The increase in other assets was primarily driven by hedge-related assets.

Deposits.  At September 30, 2020, deposits totaled $19.10 billion, representing 79.8% of our total liabilities. Our long-term deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funding and may be less sensitive to changes in market interest rates than other types of funding including borrowed funds.
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
Deposits increased by $1.24 billion, or 7.0%, to $19.10 billion at September 30, 2020 from $17.86 billion at December 31, 2019 primarily driven by increases in checking and money market deposits, offset by a decrease in time deposits. Checking accounts increased $1.06 billion to $9.04 billion at September 30, 2020 from $7.99 billion at December 31, 2019. Core deposits represented approximately 81% of our total deposit portfolio at September 30, 2020 compared to 78% at December 31, 2019.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	September 30, 2020		December 31, 2019
	Balance	Percent of Total Deposit	Balance	Percent of Total Deposit
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$3,345,011	17.5%	$2,472,232	13.8%
Interest-bearing:
Checking accounts	5,696,645	29.8%	5,512,979	30.9%
Money market deposits	4,369,733	22.9%	3,817,718	21.4%
Savings	2,008,540	10.5%	2,050,101	11.5%
Certificates of deposit	3,683,606	19.3%	4,007,308	22.4%
Total Deposits	$19,103,535	100.0%	$17,860,338	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds decreased by $1.52 billion, or 26.1%, to $4.31 billion at September 30, 2020 from $5.83 billion at December 31, 2019 primarily driven by the increase in deposits. The decrease includes the early extinguishment of $400 million of borrowings during the second and third quarters of 2020. The extinguishments resulted in the recognition of $326,000 and $965,000 of costs during the second and third quarter, respectively, included in Other operating expenses on the Consolidated Statement of Income.
Other Liabilities. Other liabilities increased by $115.8 million, or 141.6%, to $197.7 million at September 30, 2020 from $81.8 million at December 31, 2019 primarily driven by increases in income taxes payable and our allowance for credit losses on unfunded commitments, as well as a commitment to purchase investment securities. At September 30, 2020, our allowance for credit losses on unfunded commitments was $13.9 million.
Stockholders’ Equity. Stockholders’ equity increased by $47.8 million to $2.67 billion at September 30, 2020 from $2.62 billion at December 31, 2019. The increase was primarily attributed to net income of $146.4 million, common stock issued to finance the Gold Coast acquisition of $20.9 million and share-based plan activity of $14.5 million for the nine months ended September 30, 2020. These increases were partially offset by other comprehensive loss of $32.4 million and cash dividends paid of $0.36 per share totaling $89.7 million during the nine months ended September 30, 2020. In addition, stockholders’ equity decreased by $8.5 million on January 1, 2020 in connection with the adoption of CECL.

Liquidity and Capital Resources
    The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is usually a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other borrowings from correspondent banks. Available borrowing capacity and other available liquidity sources totaled approximately $11.27 billion at September 30, 2020. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic.
    At September 30, 2020, the Company had no overnight borrowings outstanding. The Company had $461.0 million of overnight borrowings outstanding at December 31, 2019. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $4.31 billion at September 30, 2020, a decrease of $1.52 billion from $5.83 billion at December 31, 2019.
    In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2020, outstanding commitments to originate loans totaled $260.2 million; outstanding unused lines of credit totaled $1.90 billion; standby letters of credit totaled $39.8 million and outstanding commitments to sell loans totaled $69.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $3.34 billion at September 30, 2020. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
    Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. On May 4, 2020, S&P revised our rating outlook to negative due to economic downturn from COVID-19.
    Regulatory Capital and Developments.
    CECL. On January 1, 2020, the Company adopted the new accounting standard that requires the measurement of the allowance for credit loss to be based on the best estimate of lifetime expected credit losses inherent in the Company’s relevant financial asset. For more information, see Note 1, Summary of Significant Accounting Principles. On March 27, 2020, in response to the COVID-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e. a five-year transition period). During the two-year delay, the Company will add back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). After two years, starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.
    Paycheck Protection Program. On April 9, 2020, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve, OCC and FDIC issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve’s PPP Lending Facility from supplemental leverage ratio exposure, average total consolidated assets and Advanced and Standardized risk-weighted assets. Additionally, PPP loans, which are guaranteed by the Small Business Administration, will receive a zero percent risk weight under the Basel 3 Advanced and Standardized approaches regardless of whether they are pledged as collateral to the PPP Lending Facility.
    Minimum Capital Requirements. In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. In doing so, the Final Capital Rules:
•Established a new minimum Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to total risk-weighted assets) of 4.5% and increased the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%, while maintaining the minimum Total risk-based capital ratio of 8.0% and the minimum Tier 1 leverage capital ratio of 4.0%.

•Revised the rules for calculating risk-weighted assets to enhance their risk sensitivity.
•Phased out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital.
•Added a requirement to maintain a minimum Conservation Buffer, composed of Common equity tier 1 capital, of 2.5% of risk-weighted assets, to be applied to the new Common equity tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the Total risk-based capital ratio, which means that banking organizations, on a fully phased in basis as of January 1, 2019, must maintain a minimum Common equity tier 1 risk-based capital ratio of 7.0%, a minimum Tier 1 risk-based capital ratio of 8.5% and a minimum Total risk-based capital ratio of 10.5% or have restrictions imposed on capital distributions and discretionary cash bonus payments.
•Changed the definitions of capital categories for insured depository institutions for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions. Under these revised definitions, to be considered well-capitalized, an insured depository institution must have a Tier 1 leverage capital ratio of at least 5.0%, a Common equity tier 1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a Total risk-based capital ratio of at least 10.0%.
    The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019, which is the fully phased in Conservation Buffer. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of September 30, 2020, the Company and the Bank met the required Conservation Buffer of 2.5%.
As of September 30, 2020, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of September 30, 2020 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,387,419	8.83%	$1,082,087	4.00%	$1,352,609	5.00%
Common Equity Tier 1 Risk-Based Capital	2,387,419	11.97%	1,395,774	7.00%	1,296,076	6.50%
Tier 1 Risk Based Capital	2,387,419	11.97%	1,694,868	8.50%	1,595,170	8.00%
Total Risk-Based Capital	2,637,043	13.23%	2,093,660	10.50%	1,993,962	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,644,342	9.76%	$1,084,229	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,644,342	13.24%	1,398,352	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,644,342	13.24%	1,697,998	8.50%	n/a	n/a
Total Risk-Based Capital	2,894,423	14.49%	2,097,527	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2020:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding capitalized leases)	$4,307,523	350,000	1,198,975	1,199,363	1,559,185
Commitments to originate and purchase loans	$260,157	260,157	—	—	—
Commitments to sell loans	$69,000	69,000	—	—	—

    Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms, and none of the borrowings were callable at the option of the lender as of September 30, 2020. Additionally, at September 30, 2020, the Company’s commitments to fund unused lines of credit totaled $1.90 billion. Commitments to originate loans, commitments to fund unused lines of credit and standby letters of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
    In addition to the contractual obligations previously discussed, we have other liabilities which include $184.3 million of operating lease liabilities of which $3.6 million was acquired from Gold Coast during the three months ended June 30, 2020. We have $2.8 million of finance lease liabilities. These contractual obligations as of September 30, 2020 have not changed significantly from December 31, 2019.
    In the normal course of business, the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
    The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments present on the Company’s balance sheet as of September 30. 2020 are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. During the three and nine months ended September 30, 2020, such derivatives were used to hedge the variability in cash flows associated with borrowings. These derivatives had an aggregate notional amount of $3.53 billion as of September 30, 2020. The fair value of derivatives designated as hedging activities as of September 30, 2020 was an asset of $153,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange. Derivatives with an aggregate notional amount of $475.0 million that had been used to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets were terminated during the three months ended September 30, 2020.
    The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements which are, therefore, not used to manage interest rate risk in the Company’s assets or liabilities. Additionally, the Company provides interest rate risk management services to commercial customers, primarily interest rate swaps. The Company’s market risk from unfavorable movements in interest rates related to these derivative contracts is minimized by concurrently entering into offsetting derivative contracts that have identical notional values, terms and indices.
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
    Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. As of September 30, 2020, the

Company had cash flow hedges with aggregate notional amounts of $3.53 billion. As of December 31, 2019, the Company had cash flow and fair value hedges with aggregate notional amounts of $2.68 billion. Included in the fair value hedges at December 31, 2019 were $475.0 million in asset swap transactions where fixed rate loan payments were exchanged for variable rate payments executed in an effort to reduce the Company’s exposure to rising rates. During the nine months ended September 30, 2020, the Company terminated such asset swap transactions.
    We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At September 30, 2020, 21.0% of our total loan portfolio was comprised of residential mortgages, of which approximately 28.3% was in variable rate products, while 71.7% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
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
    In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $7.10 billion in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and evaluating the related risks.
    Quantitative Analysis. The table below sets forth, as of September 30, 2020, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments, deposit decay, and funding dynamics in a potential negative rate environment, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1)			Net Interest Income (2)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,353,226	88,119	2.7%	$690,219	(37,834)	(5.2)%
0bp	$3,265,107	—	—	$728,053	—	—
-100bp	$3,071,156	(193,951)	(5.9)%	$735,677	7,624	1.0%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)Assumes a gradual change in interest rates over a one-year period at all maturities.
    The table above indicates that at September 30, 2020, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 2.7% increase in EVE and a $37.8 million, or 5.2%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 5.9% decrease in EVE and a $7.6 million, or 1.0%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
    As mentioned above, we use an internally developed asset liability model to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used to calculate interest rate risk. Modeling EVE and net interest income sensitivity requires certain assumptions that may or may not reflect the manner in which actual yields and market values respond to changes in market interest rates. The EVE and net interest income results presented above assumes no balance sheet growth and that generally the composition of our interest-rate sensitive assets and liabilities existing at the beginning of the analysis remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The EVE and net interest income results presented in the table above provide an indication of our sensitivity to interest rate changes at a point in time. The results as presented are not intended to, and do not, provide a precise forecast of the effects of changes in market interest rates on our EVE and net interest income.

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
    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
    The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments, including in New Jersey and New York, are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, including in New Jersey and New York, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly. Reporting of COVID-19 case data as of November 2, 2020 indicates that, on a national level, the number of average positive cases per day has increased by 44% since mid-October. This resurgence of positive cases across a number of jurisdictions has increased pressure on governmental officials to reverse the relaxation of activity restrictions, which could lead to the shutdown of certain businesses and operations and exacerbate economic uncertainty and instability related to the pandemic.

The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the outbreak of COVID-19 in the United States, more than 60 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular, bank stocks have significantly declined in value. As of the end of September 2020, the national unemployment rate was 7.9%. Although an improvement from the 11.1% national unemployment rate observed in June 2020, the current rate of unemployment is substantially higher than the 3.6% national unemployment rate observed in January 2020 prior to the outbreak of COVID-19 in the United States. Further, the Federal Pandemic Unemployment Compensation Program, which under Section 2104 of the CARES Act allows for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020 and it is uncertain whether this benefit will be renewed by Congress.

The COVID-19 pandemic, and related efforts to contain it, have caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility. To help address these issues, the Federal Open Market Committee (“FOMC”) has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year U.S. Treasury notes have declined to historic lows. At its June and July meetings, the FOMC continued its commitment to this approach, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC’s maximum-employment and price-stability goals. At its September meeting, the FOMC confirmed its commitment to maintaining this approach, indicating that, although financial conditions have improved in the months preceding its meeting, additional stimulus from the federal government is essential to the economy’s recovery. In addition, in order to support the flow of credit to households and businesses, the Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial mortgage-backed securities to sustain proper functioning of the financial markets.

Congress and various state governments and federal agencies have taken actions to require lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers, and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. More specifically, through Section 4022 of the CARES Act, Congress provided relief to borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 by allowing such borrowers to request forbearance, regardless of delinquency status, for up to 360 days. Such relief will be available until the earlier of December 31, 2020 and the date of termination of the national emergency declaration. Section 4022 of the CARES Act also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, on August 27, 2020, the Federal Housing Finance Agency (“FHFA”) announced that Fannie Mae and Freddie Mac would extend their single-family moratorium on foreclosures and evicitions through December 31, 2020. At the same time, the Federal Housing Administration (“FHA”) announced an extension of its moratorium on foreclosures and evictions for homeowners with FHA-insured loans, also through December 31, 2020. Under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date of termination of the national emergency declaration, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants during the duration of such forbearance.

Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures have been enacted through a mix of executive orders, regulations, and judicial orders. Certain such relief orders have since expired, although several states, including New York and New Jersey, have extended their temporary orders and may continue to do so for so long as the public health emergency persists. In addition, in New York, Governor Andrew Cuomo signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act’s mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower’s hardship persists and provides flexible payment options. The New Jersey Legislature currently is debating several comparable legislative proposals.

    Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. Refer to the Executive Summary included in Part I, Item 2 of this Quarterly Report on Form 10-Q for details on the Company’s loan portfolio by industry as of September 30, 2020. In addition, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

    Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the spread of COVID-19 can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:
•because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business relative to other areas of the country;
•our ability to market our products and services maybe impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;
•our delinquent and non-accrual loans could increase substantially if borrowers continue to experience financial difficulties beyond forbearance/payment deferral periods resulting in adversely impacted asset quality, capital and earnings. As of October 20, 2020, we had $730 million, or 3%, of loans deferring principal and/or interest payments as a result of COVID-19;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the reduction of the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•deposits, including municipal deposits, could decline if customers need to draw on available balances as a result of the economic downturn;
•a material decrease in net income or a net loss over several quarters could result in a decrease in our quarterly cash dividend;
•we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions--all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;
•we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and
•as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

    The Company is not a traditional SBA lender however, we are an active participant in the PPP. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profits organizations. These loans carry an interest rate of 1% per annum and a maturity of two years if originated before June 5, 2020 and five years if originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. We had approximately $333.4 million of PPP outstanding as of September 30, 2020.

In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk and operational risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA recently has streamlined the loan forgiveness process for loans of $50,000 or less, it has taken longer than initially anticipated for the SBA to finalize its forgiveness process. Accordingly, absent regulatory relief, extended forbearance waiting times due to SBA-related delays are likely. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. We will continue to face operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA’s guarantees and against borrowers for PPP loan defaults. In addition, as a result of our participation in the PPP, we may be subject to litigation and claims by borrowers in connection with the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other governmental authorities. Regardless of whether these claims and investigations may be founded or unfounded, if such claims and investigations are not resolved in a timely and favorable manner for us, they may result in significant costs and liabilities (including increased legal and professional costs) and/or adversely affect the market perception of us and our products and services.

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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2020 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
July 1, 2020 through July 31, 2020	606	$8.12	—	14,607,794
August 1, 2020 through August 31, 2020	3,443	8.11	—	14,607,794
September 1, 2020 through September 30, 2020	3,297	7.26	—	14,607,794
Total	7,346	$7.73	—	14,607,794
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 14,607,794 shares yet to be repurchased as of September 30, 2020.
(2) 7,346 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date:	November 6, 2020	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)