Form 10-Q
period 2021-03-31
Investors Bancorp, Inc.
filed 2021-05-07
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of April 30, 2021, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 247,670,106 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$173,273	170,432
Equity securities	25,727	36,000
Debt securities available-for-sale, at estimated fair value	2,682,938	2,758,437
Debt securities held-to-maturity, net (estimated fair value of $1,243,268 and $1,320,872 at March 31, 2021 and December 31, 2020, respectively)	1,191,771	1,247,853
Loans receivable, net	20,572,661	20,580,451
Loans held-for-sale	1,378	30,357
Federal Home Loan Bank stock	177,351	159,829
Accrued interest receivable	81,567	79,705
Other real estate owned and other repossessed assets	6,311	7,115
Office properties and equipment, net	136,893	139,663
Operating lease right-of-use assets	195,130	199,981
Net deferred tax asset	101,993	116,805
Bank owned life insurance	225,199	223,714
Goodwill and intangible assets	110,180	109,633
Other assets	140,517	163,184
Total assets	$25,822,889	26,023,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$18,991,028	19,525,419
Borrowed funds	3,558,324	3,295,790
Advance payments by borrowers for taxes and insurance	140,949	115,729
Operating lease liabilities	207,653	212,559
Other liabilities	154,383	163,659
Total liabilities	23,052,337	23,313,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 361,869,872 issued at March 31, 2021 and December 31, 2020; 247,648,543 and 247,929,216 outstanding at March 31, 2021 and December 31, 2020, respectively	3,619	3,619
Additional paid-in capital	2,860,045	2,858,663
Retained earnings	1,376,774	1,339,003
Treasury stock, at cost; 114,221,329 and 113,940,656 shares at March 31, 2021 and December 31, 2020, respectively	(1,378,858)	(1,375,996)
Unallocated common stock held by the employee stock ownership plan	(74,521)	(75,270)
Accumulated other comprehensive loss	(16,507)	(40,016)
Total stockholders’ equity	2,770,552	2,710,003
Total liabilities and stockholders’ equity	$25,822,889	26,023,159
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$198,750	224,529
Securities:
Equity	266	33
Government-sponsored enterprise obligations	526	306
Mortgage-backed securities	15,202	22,584
Municipal bonds and other debt	3,539	3,375
Interest-bearing deposits	61	840
Federal Home Loan Bank stock	2,200	4,432
Total interest and dividend income	220,544	256,099
Interest expense:
Deposits	21,192	53,179
Borrowed funds	18,617	29,637
Total interest expense	39,809	82,816
Net interest income	180,735	173,283
Provision for credit losses	(2,972)	31,226
Net interest income after provision for credit losses	183,707	142,057
Non-interest income
Fees and service charges	5,848	6,026
Income on bank owned life insurance	1,952	1,396
Gain on loans, net	3,833	1,846
Gain on securities, net	651	202
Gain on sale of other real estate owned, net	77	740
Other income	7,642	4,450
Total non-interest income	20,003	14,660
Non-interest expense
Compensation and fringe benefits	62,427	60,392
Advertising and promotional expense	2,229	2,363
Office occupancy and equipment expense	18,073	15,951
Federal deposit insurance premiums	3,400	4,401
General and administrative	379	534
Professional fees	2,929	3,983
Data processing and communication	9,136	7,792
Other operating expenses	5,788	7,142
Total non-interest expenses	104,361	102,558
Income before income tax expense	99,349	54,159
Income tax expense	27,074	14,647
Net income	$72,275	39,512
Basic earnings per share	$0.31	0.17
Diluted earnings per share	$0.31	0.17
Weighted average shares outstanding
Basic	234,661,847	233,262,860
Diluted	235,379,381	233,632,841
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$72,275	39,512
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	121	20
Unrealized (losses) gains on debt securities available-for-sale	(18,320)	37,628
Accretion of loss on debt securities reclassified to held-to-maturity	31	56
Reclassification adjustment for security gains included in net income	(299)	—
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	179	180
Net gains (losses) on derivatives	41,797	(70,648)
Total other comprehensive income (loss)	23,509	(32,764)
Total comprehensive income	$95,784	6,748

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2019	$3,591	2,822,364	1,245,793	(1,352,910)	(78,266)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Balance at January 1, 2020	3,591	2,822,364	1,237,302	(1,352,910)	(78,266)	(18,622)	2,613,459
Net income	—	—	39,512	—	—	—	39,512
Other comprehensive loss, net of tax	—	—	—	—	—	(32,764)	(32,764)
Purchase of treasury stock (84,389 shares)	—	—	—	(932)	—	—	(932)
Treasury stock allocated to restricted stock plan (64,923 shares)	—	(700)	(90)	790	—	—	—
Compensation cost for stock options and restricted stock	—	3,896	—	—	—	—	3,896
Restricted stock forfeitures (15,973 shares)	—	197	(3)	(194)	—	—	—
Cash dividend paid ($0.12 per common share)	—	—	(29,693)	—	—	—	(29,693)
ESOP shares allocated or committed to be released	—	531	—	—	749	—	1,280
Balance at March 31, 2020	$3,591	2,826,288	1,247,028	(1,353,246)	(77,517)	(51,386)	2,594,758

Balance at December 31, 2020	$3,619	2,858,663	1,339,003	(1,375,996)	(75,270)	(40,016)	2,710,003
Net income	—	—	72,275	—	—	—	72,275
Other comprehensive income, net of tax	—	—	—	—	—	23,509	23,509
Purchase of treasury stock (664,276 shares)	—	—	—	(7,615)	—	—	(7,615)
Treasury stock allocated to restricted stock plan (216,343 shares)	—	(2,814)	136	2,678	—	—	—
Compensation cost for stock options and restricted stock	—	3,460	—	—	—	—	3,460
Exercise of stock options	—	(141)	—	2,176	—	—	2,035
Restricted stock forfeitures (8,567 shares)	—	107	(6)	(101)	—	—	—
Cash dividend paid ($0.14 per common share)	—	—	(34,634)	—	—	—	(34,634)
ESOP shares allocated or committed to be released	—	770	—	—	749	—	1,519
Balance at March 31, 2021	$3,619	2,860,045	1,376,774	(1,378,858)	(74,521)	(16,507)	2,770,552
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$72,275	39,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
ESOP and stock-based compensation expense	4,979	5,176
Amortization of premiums and accretion of discounts on securities, net	2,422	2,204
Amortization of premiums and accretion of fees and costs on loans, net	2,511	(316)
Amortization of other intangible assets	251	286
Amortization of debt modification costs and premium on borrowings	534	591
Provision for credit losses	(2,972)	31,226
Depreciation and amortization of office properties and equipment	5,502	5,279
Gain on securities, net	(651)	(202)
Mortgage loans originated for sale	(142,551)	(90,738)
Proceeds from mortgage loan sales	175,248	85,802
Gain on sales of mortgage loans, net	(3,719)	(1,579)
Gain on sale of other real estate owned	(77)	(740)
Income on bank owned life insurance	(1,952)	(1,396)
Amortization of lease right-of-use assets	6,359	4,830
(Increase) decrease in accrued interest receivable	(1,862)	862
Deferred tax expense (benefit)	4,171	(829)
Decrease (increase) in other assets	20,829	(47,339)
Increase (decrease) in other liabilities	45,610	(100,282)
Net cash provided by (used in) operating activities	186,907	(67,653)
Cash flows from investing activities:
Purchases of loans receivable	(1,400)	(60,000)
Net (originations) payoffs of loans receivable	(10,255)	450,712
Proceeds from disposition of loans receivable	18,993	12,896
Gain on disposition of loans receivable	(114)	(267)
Gain on disposition of leased equipment	(984)	(266)
Net proceeds from sale of other real estate owned	881	4,510
Proceeds from sales of equity securities	16,542	—
Proceeds from principal repayments/calls/maturities of debt securities available for sale	301,684	167,284
Proceeds from sales of debt securities available for sale	8,171	—
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	82,950	68,414
Purchases of equity securities	(6,017)	(23)
Purchases of debt securities available for sale	(260,383)	—
Purchases of debt securities held to maturity	(26,098)	(33,807)
Proceeds from redemptions of Federal Home Loan Bank stock	15,199	58,134
Purchases of Federal Home Loan Bank stock	(32,721)	(60,042)
Purchases of office properties and equipment	(2,732)	(2,865)
Net cash provided by investing activities	103,716	604,680
Cash flows from financing activities:
Net (decrease) increase in deposits	(534,391)	324,288
Repayments of principal under finance leases	(397)	(388)

Net proceeds (repayments) of borrowed funds	262,000	(361,039)
Net increase in advance payments by borrowers for taxes and insurance	25,220	27,842
Dividends paid	(34,634)	(29,693)
Exercise of stock options	2,035	—
Purchase of treasury stock	(7,615)	(932)
Net cash used in financing activities	(287,782)	(39,922)
Net increase in cash and cash equivalents	2,841	497,105
Cash and cash equivalents at beginning of period	170,432	174,915
Cash and cash equivalents at end of period	$173,273	672,020
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$—	—
Cash paid during the year for:
Interest	39,838	83,725
Income taxes	17,800	3,100
Significant non-cash transactions:
Right-of-use assets obtained in exchange for new lease liabilities	2,168	558
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Basis of Presentation
    The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
    Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the audited consolidated financial statements included in the Company’s December 31, 2020 Annual Report on Form 10-K. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
The accounting and reporting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2020 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since December 31, 2020.

2.     Stock Transactions
Stock Repurchase Program
    On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of March 31, 2021.
    During the three months ended March 31, 2021, the Company purchased 664,276 shares at a cost of $7.6 million, or $11.46 per share. During the three months ended March 31, 2021, shares repurchased include 39,276 shares purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan for the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

3.     Business Combinations
Berkshire Bank Branch Acquisition
On December 2, 2020, Investors Bancorp announced the signing of a definitive purchase and assumption agreement under which Investors Bancorp’s wholly-owned subsidiary, Investors Bank, will acquire the eight New Jersey and eastern Pennsylvania branches of Berkshire Bank, the wholly-owned subsidiary of Berkshire Hills Bancorp, including the assumption and acquisition of approximately $639 million of deposits and $308 million of consumer and commercial loans. Completion of the transaction is awaiting receipt of all regulatory approvals. The transaction is not reflected in the Consolidated Financial Statements as of March 31, 2021.
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
    As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values. Any adjustments to carrying values will be recorded in goodwill. The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As of March 31, 2021, there has been no change to the amount of goodwill recorded for this acquisition.
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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$72,275	$39,512

Shares
Weighted-average common shares outstanding - basic	234,661,847	233,262,860
Effect of dilutive common stock equivalents (1)	717,534	369,981
Weighted-average common shares outstanding - diluted	235,379,381	233,632,841

Earnings per common share
Basic	$0.31	$0.17
Diluted	$0.31	$0.17
(1) For the three months ended March 31, 2021 and 2020, there were 4,274,030 and 5,798,379 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
    Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $25.7 million and $36.0 million as of March 31, 2021 and December 31, 2020, respectively. Realized gains and losses from sales of equity securities, as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains and losses on equity securities reported in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Unrealized gains recognized on equity securities	$711	78
Net losses recognized on equity securities sold	(458)	—
Net gains recognized on equity securities	$253	78

Debt Securities
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$4,164	206	—	4,370
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,231,813	26,948	4,908	1,253,853
Federal National Mortgage Association	1,205,340	32,036	7,141	1,230,235
Government National Mortgage Association	190,954	4,214	688	194,480
Total mortgage-backed securities available-for-sale	2,628,107	63,198	12,737	2,678,568
Total debt securities available-for-sale	$2,632,271	63,404	12,737	2,682,938

	At March 31, 2021
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$133,797	—	133,797	1,410	4,786	130,421
Municipal bonds	234,957	—	234,957	10,562	65	245,454
Corporate and other debt securities	144,176	13,395	130,781	22,147	904	152,024
Total debt securities held-to-maturity	512,930	13,395	499,535	34,119	5,755	527,899
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	280,683	54	280,629	5,737	3,679	282,687
Federal National Mortgage Association	377,412	146	377,266	17,331	142	394,455
Government National Mortgage Association	36,679	—	36,679	1,548	—	38,227
Total mortgage-backed securities held-to-maturity	694,774	200	694,574	24,616	3,821	715,369
Total debt securities held-to-maturity	$1,207,704	13,595	1,194,109	58,735	9,576	1,243,268
Allowance for credit losses			2,338
Total debt securities held-to-maturity, net of allowance for credit losses			1,191,771

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary impairment related to other non-credit factors recorded prior to the adoption of the current expected credit losses accounting standard on January 1, 2020 that is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for-sale debt securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
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

	At December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$4,260	222	—	4,482
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,286,195	30,930	73	1,317,052
Federal National Mortgage Association	1,167,057	38,568	199	1,205,426
Government National Mortgage Association	225,810	5,700	33	231,477
Total mortgage-backed securities available-for-sale	2,679,062	75,198	305	2,753,955
Total debt securities available-for-sale	$2,683,322	75,420	305	2,758,437

	At December 31, 2020
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$109,016	—	109,016	4,107	709	112,414
Municipal bonds	246,601	—	246,601	14,990	—	261,591
Corporate and other debt securities	144,209	13,644	130,565	20,033	885	149,713
Total debt securities held-to-maturity	499,826	13,644	486,182	39,130	1,594	523,718
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	308,285	66	308,219	9,733	266	317,686
Federal National Mortgage Association	413,601	175	413,426	20,905	—	434,331
Government National Mortgage Association	43,290	—	43,290	1,847	—	45,137
Total mortgage-backed securities held-to-maturity	765,176	241	764,935	32,485	266	797,154
Total debt securities held-to-maturity	$1,265,002	13,885	1,251,117	71,615	1,860	1,320,872
Allowance for credit losses			3,264
Total debt securities held-to-maturity, net of allowance for credit losses			1,247,853

(1) Net unrealized losses of held-to-maturity corporate and other debt securities represent the other than temporary impairment related to other non-credit factors recorded prior to the adoption of the current expected credit losses accounting standard on January 1, 2020 that is being amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for-sale debt securities transferred to held-to-maturity at fair value and is being amortized through accumulated other comprehensive income over the remaining life of the securities.
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

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$178,902	4,908	—	—	178,902	4,908
Federal National Mortgage Association	387,186	7,141	—	—	387,186	7,141
Government National Mortgage Association	34,027	688	—	—	34,027	688
Total debt securities available-for-sale	600,115	12,737	—	—	600,115	12,737
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	87,397	4,786	—	—	87,397	4,786
Municipal bonds	3,371	65	—	—	3,371	65
Corporate and other debt securities	23,838	904	—	—	23,838	904
Total debt securities held-to-maturity	114,606	5,755	—	—	114,606	5,755
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	100,202	3,679	—	—	100,202	3,679
Federal National Mortgage Association	9,234	142	—	—	9,234	142
Total mortgage-backed securities held-to-maturity	109,436	3,821	—	—	109,436	3,821
Total debt securities held-to-maturity	224,042	9,576	—	—	224,042	9,576
Total	$824,157	22,313	—	—	824,157	22,313

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$60,502	73	—	—	60,502	73
Federal National Mortgage Association	123,329	199	—	—	123,329	199
Government National Mortgage Association	9,062	33	—	—	9,062	33
Total debt securities available-for-sale	192,893	305	—	—	192,893	305
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	66,558	709	—	—	66,558	709
Corporate and other debt securities	15,038	885	—	—	15,038	885
Total debt securities held-to-maturity	81,596	1,594	—	—	81,596	1,594
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	40,013	266	—	—	40,013	266
Total debt securities held-to-maturity	121,609	1,860	—	—	121,609	1,860
Total	$314,502	2,165	—	—	314,502	2,165

    We conduct periodic reviews of individual securities to assess whether an allowance for credit loss is required. Held-to-maturity debt securities are evaluated for expected credit loss utilizing a historical loss methodology, or a discounted cash flows approach which is assessed against the book value of the investment security excluding accrued interest. Available-for-sale debt securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment on available-for-sale securities related to credit factors would be recorded through an allowance for credit losses. The allowance would be limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment on available-for-sale securities that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the consolidated statement of income when management intends to sell (or may be required to sell) the securities before they recover in value.
    The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FHLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FHLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At March 31, 2021, our held-to-maturity debt securities portfolio had an allowance for credit losses of $2.3 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled TruPS, principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At March 31, 2021, the TruPS had a carrying value before allowance for credit losses and estimated fair value of $50.3 million and $69.9 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Refer to Note 7, Allowance for Credit Losses, for additional information on the Company’s allowance for credit losses.
    At March 31, 2021, the available-for-sale debt securities portfolio was almost entirely comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of March 31, 2021, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.
    Debt securities with a carrying value before allowance for credit losses of $1.87 billion and an estimated fair value of $1.92 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at March 31, 2021, by contractual maturity, are shown below.

	March 31, 2021
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$40,776	40,776
Due after one year through five years	10,249	10,448
Due after five years through ten years	162,679	163,078
Due after ten years	289,995	317,967
Total	$503,699	532,269
Gains and Losses
    Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2021, the Company received proceeds of $16.5 million from the sale of equity securities which resulted in a net loss of $458,000. In addition, the Company received proceeds of $8.2 million from the sale of available-for-sale debt securities which resulted in gains of $398,000 for the three months ended March 31, 2021. The Company recognized net unrealized gains on equity securities of $711,000 for the three months ended March 31, 2021.

    For the three months ended March 31, 2020, there were no sales of securities; however, the Company received proceeds of $16.5 million from the call of a held-to-maturity debt security which resulted in a gain of $124,000. The Company recognized net unrealized gains on equity securities of $78,000 for the three months ended March 31, 2020.

6.    Loans Receivable, Net
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326)” that is referred to as the current expected credit loss methodology, (“CECL”) for measuring credit losses. Refer to Note 7, Allowance for Credit Losses, for further details. All disclosures as of and for the three months ended March 31, 2021 and December 31, 2020 are presented in accordance with Topic 326.
The detail of the loan portfolio as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Multi-family loans	$7,230,501	7,122,840
Commercial real estate loans	4,997,364	4,947,212
Commercial and industrial loans	3,642,178	3,575,641
Construction loans	393,516	404,367
Total commercial loans	16,263,559	16,050,060
Residential mortgage loans	3,911,884	4,119,894
Consumer and other loans	695,793	702,801
Total loans	20,871,236	20,872,755
Deferred fees, premiums and accretable purchase accounting adjustments, net	(14,815)	(9,318)
Allowance for credit losses	(283,760)	(282,986)
Net loans	$20,572,661	20,580,451

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
    In connection with the adoption of CECL on January 1, 2020, the Company implemented new risk rating models for borrowers and transactions within its commercial loan portfolio. The risk rating methodology transitioned to a dual risk rating framework which bifurcates ratings into probability of default (PD) and loss given default (LGD). Relevant risks are evaluated prior to approving a transaction to determine if the transaction is within the Company’s risk appetite and the appropriate rating. Strong credit analysis requires current, reliable financial information and documented assessment of the customer’s:
•ability to perform in accordance with the terms of the credit, including adherence to covenants;
•assets and liabilities, liquidity, net worth, and contingent and other off-balance sheet items;
•tax liabilities;
•cash reserves and ability to convert assets to cash;
•income statement and the sources, level, stability, and quality of earnings;
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

The following table presents the risk category of loans as of March 31, 2021 by class of loan and vintage year:

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$385,367	998,208	479,080	796,142	548,043	1,774,521	7,472	4,988,833
Watch	—	18,530	174,309	449,463	155,695	600,992	1,340	1,400,329
Special mention	—	—	3,572	99,001	44,012	267,088	—	413,673
Substandard	—	—	10,818	16,686	20,962	377,809	1,391	427,666
Total Multi-family	385,367	1,016,738	667,779	1,361,292	768,712	3,020,410	10,203	7,230,501
Commercial real estate
Pass	156,520	523,685	693,388	587,853	451,379	1,498,160	30,154	3,941,139
Watch	1,466	90,432	117,359	160,517	67,750	222,648	4,633	664,805
Special mention	—	379	7,115	5,263	15,235	121,747	1,437	151,176
Substandard	—	—	—	20,143	45,438	174,663	—	240,244
Total Commercial real estate	157,986	614,496	817,862	773,776	579,802	2,017,218	36,224	4,997,364
Commercial and industrial
Pass	202,203	941,163	605,057	295,238	173,597	477,570	218,366	2,913,194
Watch	14,290	37,488	104,910	43,117	23,277	51,986	46,805	321,873
Special mention	—	16,606	119,581	57,818	13,162	88,109	1,475	296,751
Substandard	—	—	6,570	8,041	47,073	33,179	15,497	110,360
Total Commercial and industrial	216,493	995,257	836,118	404,214	257,109	650,844	282,143	3,642,178
Construction
Pass	10,948	106,307	53,047	—	—	—	167,777	338,079
Watch	—	6,902	5,350	—	—	—	—	12,252
Special mention	—	—	—	23,375	—	—	19,810	43,185
Substandard	—	—	—	—	—	—	—	—
Total Construction	10,948	113,209	58,397	23,375	—	—	187,587	393,516
Residential mortgage
Pass	303,000	547,273	359,835	350,977	422,900	1,763,869	—	3,747,854
Watch	—	1,730	16,013	11,811	17,178	66,558	—	113,290
Special mention	—	—	—	156	521	1,419	—	2,096
Substandard	—	—	1,523	1,941	1,331	43,754	95	48,644
Total residential mortgage	303,000	549,003	377,371	364,885	441,930	1,875,600	95	3,911,884
Consumer and other
Pass	1,827	2,664	6,198	5,237	8,241	57,948	603,298	685,413
Watch	—	—	38	137	3,167	535	3,355	7,232
Special mention	—	—	—	—	792	4	279	1,075
Substandard	—	—	—	—	—	1,631	442	2,073
Total Consumer and other	1,827	2,664	6,236	5,374	12,200	60,118	607,374	695,793
Total	$1,075,621	3,291,367	2,763,763	2,932,916	2,059,753	7,624,190	1,123,626	20,871,236

The following table presents the risk category of loans as of December 31, 2020 by class of loan and vintage year:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$1,002,259	515,446	912,910	601,440	850,781	1,199,133	6,986	5,088,955
Watch	21,366	153,404	374,363	135,348	299,413	220,668	—	1,204,562
Special mention	4,560	—	86,119	32,506	48,020	205,916	—	377,121
Substandard	—	7,285	8,436	17,580	139,975	277,535	1,391	452,202
Total Multi-family	1,028,185	676,135	1,381,828	786,874	1,338,189	1,903,252	8,377	7,122,840
Commercial real estate
Pass	529,244	684,807	646,708	461,097	495,822	1,081,512	32,509	3,931,699
Watch	87,137	132,932	117,598	74,379	61,794	165,702	3,428	642,970
Special mention	375	6,988	5,279	13,295	51,880	71,745	250	149,812
Substandard	—	—	8,212	40,024	29,488	144,758	249	222,731
Total Commercial real estate	616,756	824,727	777,797	588,795	638,984	1,463,717	36,436	4,947,212
Commercial and industrial
Pass	1,007,949	619,275	328,917	156,596	176,557	348,278	203,302	2,840,874
Watch	49,208	115,888	43,791	48,230	28,708	34,697	31,931	352,453
Special mention	16,813	111,399	48,887	14,770	14,102	76,554	798	283,323
Substandard	—	6,128	8,236	42,297	4,341	22,707	15,282	98,991
Total Commercial and industrial	1,073,970	852,690	429,831	261,893	223,708	482,236	251,313	3,575,641
Construction
Pass	85,915	58,041	23,375	—	—	—	197,437	364,768
Watch	6,891	5,350	—	—	—	—	—	12,241
Special mention	—	—	15,228	—	—	—	—	15,228
Substandard	—	—	—	—	—	—	12,130	12,130
Total Construction	92,806	63,391	38,603	—	—	—	209,567	404,367
Residential mortgage
Pass	556,761	450,363	425,617	530,676	407,201	1,601,457	—	3,972,075
Watch	809	12,929	13,465	14,704	8,517	44,299	—	94,723
Special mention	—	—	584	—	—	3,402	—	3,986
Substandard	—	1,523	1,972	1,336	246	43,936	97	49,110
Total residential mortgage	557,570	464,815	441,638	546,716	415,964	1,693,094	97	4,119,894
Consumer and other
Pass	5,031	6,853	5,693	7,448	6,692	57,103	601,481	690,301
Watch	—	39	137	56	156	440	7,655	8,483
Special mention	—	—	—	—	—	292	1,184	1,476
Substandard	—	—	—	—	—	1,796	745	2,541
Total Consumer and other	5,031	6,892	5,830	7,504	6,848	59,631	611,065	702,801
Total	$3,374,318	2,888,650	3,075,527	2,191,782	2,623,693	5,601,930	1,116,855	20,872,755

Delinquent and Non-Accrual Loans
In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status in accordance with the CARES Act and Interagency Guidance.
The following tables present the payment status of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans:

	March 31, 2021
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$19,176	3,434	16,693	39,303	7,191,198	7,230,501
Commercial real estate	11,458	2,660	7,862	21,980	4,975,384	4,997,364
Commercial and industrial	7,375	200	3,204	10,779	3,631,399	3,642,178
Construction	—	—	—	—	393,516	393,516
Total commercial loans	38,009	6,294	27,759	72,062	16,191,497	16,263,559
Residential mortgage	10,135	2,374	29,681	42,190	3,869,694	3,911,884
Consumer and other	3,714	1,075	1,548	6,337	689,456	695,793
Total	$51,858	9,743	58,988	120,589	20,750,647	20,871,236

	December 31, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,421	—	32,884	40,305	7,082,535	7,122,840
Commercial real estate	12,805	2,450	6,356	21,611	4,925,601	4,947,212
Commercial and industrial	986	3,116	1,769	5,871	3,569,770	3,575,641
Construction	—	—	—	—	404,367	404,367
Total commercial loans	21,212	5,566	41,009	67,787	15,982,273	16,050,060
Residential mortgage	13,768	4,258	29,124	47,150	4,072,744	4,119,894
Consumer and other	5,645	1,476	1,984	9,105	693,696	702,801
Total	$40,625	11,300	72,117	124,042	20,748,713	20,872,755

The following table presents non-accrual loans at the dates indicated:

	March 31, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	13	$19,179	15	$35,567
Commercial real estate	25	14,039	29	15,894
Commercial and industrial	15	4,390	21	9,212
Construction	—	—	—	—
Total commercial loans	53	37,608	65	60,673
Residential mortgage and consumer	239	45,703	246	46,452
Total non-accrual loans	292	$83,311	311	$107,125

The Company recognized $279,000 of interest income on non-accrual loans during the three months ended March 31, 2021.

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
The following table presents individually evaluated collateral-dependent loans by class of loans at the dates indicated:

	March 31, 2021			December 31, 2020
	Real Estate	Other	Total	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$17,389	—	17,389	$31,484	—	31,484
Commercial real estate	7,424	—	7,424	8,758	—	8,758
Commercial and industrial	2,646	930	3,576	2,994	3,549	6,543
Construction	—	—	—	—	—	—
Total commercial loans	27,459	930	28,389	43,236	3,549	46,785
Residential mortgage and consumer	24,359	97	24,456	25,158	103	25,261
Total collateral-dependent loans	$51,818	1,027	52,845	$68,394	3,652	72,046

On an annual basis, the Company reviews the lease residuals and assets currently off-lease for potential impairment. For the year ended December 31, 2019, the Company recorded an impairment charge of $2.6 million as the fair value of certain equipment decreased at a rate greater than originally projected. An additional impairment charge of $2.2 million was recorded on the same equipment class during the year ended December 31, 2020 given the extended downturn in the market for these assets. For the period ended March 31, 2021 there were no changes.
TDR Loans Included in Non-Accrual
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of March 31, 2021 and December 31, 2020, these loans are comprised of the following:

	March 31, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	3	$4,362	3	$3,907
Residential mortgage and consumer	33	5,636	32	5,634
Total TDR with payment status current classified as non-accrual	36	$9,998	35	$9,541
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	March 31, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	—	$—	1	$1,780
Residential mortgage and consumer	9	726	10	942
Total TDR 30-89 days delinquent classified as non-accrual	9	$726	11	$2,722

    The Company has no loans past due 90 days or more delinquent that are still accruing interest.
Guidance on Non-TDR Loan Modifications due to COVID-19
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). The Consolidated Appropriations Act of 2021 extends this provision of the CARES Act to January 1, 2022. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. Interest income has continued to be recognized over the contractual life of the loan.
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
    Substantially all of our TDR loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. Restructured loans remain on non-accrual status until payment is reasonably assured (generally six consecutive months of payments) and both principal and interest are deemed collectible.
    Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we have worked with borrowers and granted certain modifications through programs related to COVID-19 relief. At March 31, 2021, loans with an aggregate outstanding balance of approximately $693.0 million have been granted payment deferment as a result of financial disruptions associated with the COVID-19 pandemic. Such modifications that met the criteria are not included in our TDR totals and discussion below.

The following tables present the total TDR loans at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	3	$4,362	3	$4,362
Commercial and industrial	2	930	—	—	2	930
Total commercial loans	2	930	3	4,362	5	5,292
Residential mortgage and consumer	43	8,165	82	16,291	125	24,456
Total	45	$9,095	85	$20,653	130	$29,748

	December 31, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	4	$5,687	4	$5,687
Commercial and industrial	2	630	2	2,919	4	3,549
Total commercial loans	2	630	6	8,606	8	9,236
Residential mortgage and consumer	45	8,602	83	16,659	128	25,261
Total	47	$9,232	89	$25,265	136	$34,497

The following tables present information about TDRs that occurred during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial	—	$—	$—	1	$933	$933

    Post-modification recorded investment represents the net book balance immediately following modification.
    Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were $11,000 in charge offs of TDRs of collateral dependent residential loans during the three months ended March 31, 2021. There were no charge-offs for TDRs during the three months ended March 31, 2020. The allowance for credit losses associated with the TDRs presented in the above tables totaled $1.4 million as of March 31, 2021 and December 31, 2020.
    Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. There were no residential or commercial loan modifications in the three months ended March 31, 2021. The commercial loan modification which qualified as a TDR in the three months ended March 31, 2020 had its maturity extended.
The following table presents information about pre and post modification interest yield for TDRs which occurred during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial and industrial	—	—%	—%	1	4.75%	4.75%

    Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2021 consisted of one commercial real estate loan and five residential loans with a recorded investment of $1.8 million and $1.2 million, respectively. Payment defaults for loans modified as a TDR in the previous 12 months to March 31, 2020 consisted of two residential loans with a recorded investment of $149,000 at March 31, 2020.
Non-Performing Loan Sale
During the three months ended March 31, 2021, the Company sold a non-performing multi-family loan with a net book balance of $16.2 million. The Company recognized a recovery of $1.4 million in the allowance for credit losses on the sale.

7.    Allowance for Credit Losses
    On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology.
An analysis of the provision for credit losses is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Provision for loan losses	$(961)	26,752
Provision for debt securities held-to-maturity	(926)	431
Provision for off-balance sheet credit exposures	(1,085)	4,043
Total provision for credit losses	$(2,972)	31,226
Allowance for Credit Losses on Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$282,986	228,120
Adjustment for adoption of ASC 326	—	(3,551)
Gross charge offs	(681)	(10,930)
Recoveries	2,416	2,897
Net charge-offs	1,735	(8,033)
Provision for credit loss expense	(961)	26,752
Balance at end of the period	$283,760	243,288
    Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $72.0 million at March 31, 2021 and is excluded from credit losses. For the three months ended March 31, 2021 loans in payment deferral with accrued interest and deferred escrow are included in credit losses.

    The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The lifetime estimate considers multiple economic scenarios, including recessionary scenarios that assume deterioration in key economic variables such as gross domestic product, unemployment rate and real estate prices.  The Company assesses the selection and probability weightings of each economic scenario.  In estimating the allowance for credit losses, multiple economic outlooks are used that include a base or consensus case, a downside recessionary case and an upside scenario to reflect the potential for continued improvement in the economic outlook.  In addition, the allowance for credit losses includes qualitative reserves for certain segments that may not be fully recognized through its quantitative models.  There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions along with payment deferral programs. The Company will continue to evaluate the allowance for credit losses and the related economic outlook each quarter.

The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986
Charge-offs	(275)	(30)	(275)	—	(93)	(8)	—	(681)
Recoveries	1,393	45	915	—	58	5	—	2,416
Provision for credit loss expense	11,458	(14,325)	3,451	775	(2,358)	38	—	(961)
Ending balance-March 31, 2021	$69,307	101,608	83,418	8,042	17,548	3,837	—	283,760

	December 31, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Adjustment for adoption of ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Balance as of January 1, 2020	64,358	46,294	66,885	4,915	37,480	4,637	—	224,569
Charge-offs	(4,631)	(521)	(12,005)	—	(1,190)	(41)	—	(18,388)
Recoveries	1,965	412	4,459	—	677	222	—	7,735
Allowance at acquisition on loans purchased with credit deterioration	209	3,208	287	127	344	5	—	4,180
Provision for credit loss expense	(5,170)	66,525	19,701	2,225	(17,370)	(1,021)	—	64,890
Ending balance-December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986

Allowance for Credit Losses on Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of the period	$3,264	—
Impact of adopting ASC 326	—	2,564
Provision for credit losses	(926)	431
Balance at end of the period	$2,338	2,995

The following tables present the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of March 31, 2021:

	March 31, 2021
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2020	$34	3,230	3,264
Provision for credit loss	(7)	(919)	(926)
Ending balance-March 31, 2021	$27	2,311	2,338

	December 31, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance - December 31, 2019	$—	—	—
Impact of adopting ASC 326	17	2,547	2,564
Provision for credit loss	17	683	700
Ending balance - December 31, 2020	$34	3,230	3,264

Accrued interest receivable on debt securities held-to-maturity totaled $5.2 million at March 31, 2021 and is excluded from the estimate of credit losses.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of the period	$17,667	425
Impact of adopting ASC 326	—	12,674
Provision for credit losses	(1,085)	4,043
Balance at end of the period	$16,582	17,142

8.     Deposits
Deposits are summarized as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Non-interest bearing:
Checking accounts	$3,837,297	3,663,073
Interest bearing:
Checking accounts	6,101,528	6,043,393
Money market deposits	4,539,365	5,037,327
Savings	1,979,270	2,063,447
Certificates of deposit	2,533,568	2,718,179
Total deposits	$18,991,028	19,525,419

9.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Mortgage servicing rights	$11,776	10,957
Core deposit premiums	3,309	3,560
Other	560	581
Total other intangible assets	15,645	15,098
Goodwill	94,535	94,535
Goodwill and intangible assets	$110,180	109,633

The following table summarizes other intangible assets as of March 31, 2021 and December 31, 2020:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2021
Mortgage servicing rights	$17,975	(6,139)	(60)	11,776
Core deposit premiums	23,063	(19,754)	—	3,309
Other	1,150	(590)	—	560
Total other intangible assets	$42,188	(26,483)	(60)	15,645

December 31, 2020
Mortgage servicing rights	$17,559	(5,592)	(1,010)	10,957
Core deposit premiums	23,063	(19,503)	—	3,560
Other	1,150	(569)	—	581
Total other intangible assets	$41,772	(25,664)	(1,010)	15,098

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. The unpaid principal balance of these loans were $1.73 billion and $1.69 billion at March 31, 2021 and December 31, 2020, respectively, all of which relate to mortgage loans. At March 31, 2021 and December 31, 2020, the servicing asset, included in other intangible assets, had an estimated fair value of $12.8 million and $11.2 million, respectively. At March 31, 2021, fair value was based on expected future cash flows considering a weighted average discount rate of 12.03%, a weighted average constant prepayment rate on mortgages of 14.16% and a weighted average life of 5.3 years. Based on an analysis of fair values as of March 31, 2021, the Company determined that a $60,000 valuation allowance for mortgage servicing rights was required, a decrease of approximately $1.0 million from the previous quarter. See Note 15, Fair Value Measurements, for additional details.
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
The following table presents the balance sheet information related to our operating leases:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Operating lease right-of-use assets	$195,130	199,981
Operating lease liabilities	207,653	212,559
Weighted average remaining lease term	9.2 years	9.4 years
Weighted average discount rate	2.48%	2.49%
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
The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$7,149	6,280
Short-term lease cost	216	86
Included in other income:
Sublease income	51	67
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$7,262	5,707
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	2,168	558

    Future minimum operating lease payments and reconciliation to operating lease liabilities at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
2021	$21,659	28,844
2022	27,615	27,448
2023	26,534	26,354
2024	26,492	26,300
2025	25,842	25,496
Thereafter	104,808	104,729
Total lease payments	232,950	239,171
Less: Imputed interest	(25,297)	(26,612)
Total operating lease liabilities	$207,653	$212,559

    The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were both $2.0 million at March 31, 2021. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

11.     Equity Incentive Plan
    At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
    Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the three months ended March 31, 2021 and March 31, 2020, the Company granted 216,343 and 64,923 shares of restricted stock awards under the 2015 Plan, respectively.
    Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the three months ended March 31, 2021 and March 31, 2020, the Company granted no stock options under the 2015 Plan.
    The fair value of stock options granted as part of the 2015 Plan are estimated utilizing the Black-Scholes option pricing model. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company’s stock. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.

    The following table presents the share-based compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Stock option expense	$910	988
Restricted stock expense	2,550	2,901
Total share-based compensation expense	$3,460	3,889

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,570,858	$12.46	4.5	$191
Granted	—	—	—
Exercised	(175,830)	11.57	3.8
Forfeited	(21,429)	12.54
Expired	(14,286)	12.54
Outstanding at March 31, 2021	5,359,313	12.49	4.3	11,801
Exercisable at March 31, 2021	3,614,828	$12.47	4.3	$8,035
    Expected future expense relating to the non-vested options outstanding as of March 31, 2021 is $4.6 million over a weighted average period of 1.05 years.
    The following is a summary of the status of the Company’s restricted shares as of March 31, 2021 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,974,235	$12.44
Granted	216,343	13.01
Vested	(109,274)	13.59
Forfeited	(8,567)	12.54
Outstanding and non-vested at March 31, 2021	2,072,737	$12.44
    Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2021 is $17.7 million over a weighted average period of 2.22 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest cost	$250	324
Amortization of:
Net loss	142	8
Total net periodic benefit cost	$392	332
    Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the three months ended March 31, 2021.
    The Company also maintains the Pentegra DB Plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits accrued subsequent to December 31, 2016. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution required during the three months ended March 31, 2021. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2021.

13.    Derivatives and Hedging Activities
    The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s floating rate wholesale fundings and pools of fixed-rate assets.

Cash Flow Hedges of Interest Rate Risk
    The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variability in cash flows associated with wholesale funding. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty-two months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
During the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million. Upon termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
    Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $41.5 million will be reclassified as an increase to interest expense.

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

Fair Values of Derivative Instruments on the Balance Sheet

Amounts included in the Consolidated Balance Sheet related to the fair value of the Company’s derivative instruments are shown below. Asset derivatives depicted below represent derivatives with a positive fair value position, while liability derivatives represent derivatives with a negative fair value position.

	March 31, 2021
	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)	(In thousands)	(in millions)	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$1,250	$36,505	$2,325	$91,835
Total derivatives designated as hedging instruments		$36,505		$91,835
Derivatives not designated as hedging instruments:
Interest Rate Swaps	$693	$30,130	$693	$30,130
Other Contracts	—	—	34	108
Total derivatives not designated as hedging instruments		$30,130		$30,238
Netting Adjustments (1)		52,521		105,281
Net Derivatives on the Balance Sheet		$14,114		$16,792
Cash Collateral (2)		—		—
Net Derivative Amounts		$14,114		$16,792

(1) Netting adjustments represents the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.
(2) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)	(In thousands)	(in millions)	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$400	$1,419	$2,925	$115,166
Total derivatives designated as hedging instruments		$1,419		$115,166
Derivatives not designated as hedging instruments:
Interest Rate Swaps	$641	$34,155	$641	$34,155
Other Contracts	—	—	34	217
Total derivatives not designated as hedging instruments		$34,155		$34,372
Netting Adjustments (1)		997		149,046
Net Derivatives on the Balance Sheet		$34,577		$492
Cash Collateral (2)		—		237
Net Derivative Amounts		$34,577		$255

(1) Netting adjustments represents the amounts recorded to convert derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance on the settle to market rules for cleared derivatives. The Chicago Mercantile Exchange (“CME”) legally characterizes the variation margin posted between counterparties as settlements of the outstanding derivative contracts instead of cash collateral.
(2) Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The application of collateral cannot reduce the net derivative position below zero. Therefore, excess collateral, if any, is not reflected above.

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of gain (loss) recognized in other comprehensive income (loss)	$48,121	(100,361)
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest expense	(10,019)	(2,089)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of March 31, 2021 and 2020.

		For the Three Months Ended March 31,
		2021	2020
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Fair Value Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income	$28	6,769
Derivatives designated as hedging instruments	Interest income	—	(7,188)
Cash Flow Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated other comprehensive income (loss)	Interest expense	(10,019)	(2,089)
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Other expense	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(9,991)	(2,508)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $1.8 million and $1.0 million for the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Balance sheet location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In thousands)
Loans receivable, net (1)(2)	$149,761	—	$6,515	8,798
(1) At March 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $408.6 million; the cumulative basis adjustments associated with these hedging relationships was $6.5 million; and the amounts of the designated hedged items were $149.8 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of March 31, 2021 includes $6.8 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2021:

	Consolidated Statements of Income location	Amount of Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2021	2020
		(In thousands)
Other Contracts	Other income / (expense)	$109	(129)
Total		$109	(129)

14.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended March 31,
	2021			2020
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$99,349	(27,074)	72,275	54,159	(14,647)	39,512
Other comprehensive income (loss):
Change in funded status of retirement obligations	168	(47)	121	28	(8)	20
Unrealized (losses) gains on debt securities available-for-sale	(24,050)	5,730	(18,320)	49,409	(11,781)	37,628
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	41	(10)	31	74	(18)	56
Reclassification adjustment for security gains included in net income	(398)	99	(299)	—	—	—
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	249	(70)	179	250	(70)	180
Net gains (losses) on derivatives	58,140	(16,343)	41,797	(98,272)	27,624	(70,648)
Total other comprehensive income (loss)	34,150	(10,641)	23,509	(48,511)	15,747	(32,764)
Total comprehensive income	$133,499	(37,715)	95,784	5,648	1,100	6,748

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized losses on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2020	$(9,485)	(184)	57,204	(9,809)	(77,742)	(40,016)
Net change	121	31	(18,619)	179	41,797	23,509
Balance - March 31, 2021	$(9,364)	(153)	38,585	(9,630)	(35,945)	(16,507)

Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	20	56	37,628	180	(70,648)	(32,764)
Balance - March 31, 2020	$(6,670)	(330)	67,084	(10,449)	(101,021)	(51,386)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities, net	$(398)	—
Change in funded status of retirement obligations
Amortization of net loss	168	8
Compensation and fringe benefits	168	8
Reclassification adjustment for unrealized losses on derivatives
Interest expense	10,019	2,090
Total before tax	9,789	2,098
Income tax expense	(2,677)	(567)
Net of tax	$7,112	1,531

15.    Fair Value Measurements
    We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our debt securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity debt securities, mortgage servicing rights (“MSR”), loans receivable and other real estate owned. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we may have commitments to fund loans held-for-sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
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
Debt securities available-for-sale
    Our debt securities available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. The fair values of debt securities available-for-sale are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities (Level 2). Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, a quarterly analysis of the prices received from the pricing service is performed to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and the review of the fair value methodology documentation provided by the independent pricing services has not resulted in material adjustments in the prices obtained from the pricing services.

Derivatives
    Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swap and risk participation agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

	Carrying Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$25,727	25,727	—	—
Debt securities available for sale:
Government-sponsored enterprises	$4,370	—	4,370	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,253,853	—	1,253,853	—
Federal National Mortgage Association	1,230,235	—	1,230,235	—
Government National Mortgage Association	194,480	—	194,480	—
Total debt securities available-for-sale	$2,682,938	—	2,682,938	—
Interest rate swaps	$14,114	—	14,114	—
Liabilities:
Derivatives:
Interest rate swaps	$16,684	—	16,684	—
Other contracts	108	—	108	—
Total derivatives	$16,792	—	16,792	—

	Carrying Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$36,000	36,000	—	—
Debt securities available for sale:
Debt securities:
Government-sponsored enterprises	4,482	—	4,482	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,317,052	—	1,317,052	—
Federal National Mortgage Association	1,205,426	—	1,205,426	—
Government National Mortgage Association	231,477	—	231,477	—
Total debt securities available-for-sale	$2,758,437	—	2,758,437	—
Interest rate swaps	$34,577	—	34,577	—
Liabilities:
Derivatives:
Interest rate swaps	$275	—	275	—
Other contracts	217	—	217	—
Total derivatives	$492	—	492	—
    There have been no changes in the methodologies used at March 31, 2021 from December 31, 2020, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021.

    There were no Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2021 and December 31, 2020.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At March 31, 2021, the fair value model used prepayment speeds ranging from 1.50% to 23.94% and a discount rate of 12.03% for the valuation of the mortgage servicing rights. At December 31, 2020, the fair value model used prepayment speeds ranging from 14.46% to 23.58% and a discount rate of 12.03% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis that have changed for the periods ended March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021, there was no change to the carrying value of other real estate owned or operating lease equipment. For the three months ended December 31, 2020, there was no change to the carrying value of other real estate owned or collateral dependent loans.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at March 31, 2021
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	1.5%	23.9%	14.16%	$11,409	—	—	11,409
Collateral-dependent loans	Market comparable	Lack of marketability	0.60%	2.10%	4.38%	1,944	—	—	1,944
						$13,353	—	—	13,353

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	14.5%	23.6%	17.76%	$10,663	—	—	10,663
Operating lease equipment	Market comparable	Lack of marketability	0.0%	10.4%	10.41%	15,007	—	—	15,007
						$25,670	—	—	25,670
Other Fair Value Disclosures
    Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.
Cash and Cash Equivalents
    For cash, short-term U.S. Treasury securities and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity, net
    Our debt securities held-to-maturity portfolio, consisting primarily of agency mortgage-backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost less any allowance for credit losses. The fair values of for the majority of debt securities held-to-maturity are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities (Level 2). Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, a quarterly analysis of the prices received from the pricing service is performed to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and the review of the fair value methodology documentation provided by the independent pricing services has not resulted in material adjustments in the prices obtained from the pricing services. For certain held-to-maturity debt securities that trade in illiquid markets, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, required rate of return, adjustments for nonperformance and liquidity, and liquidation values (Level 3).

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2021
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$173,273	173,273	173,273	—	—
Equities	25,727	25,727	25,727	—	—
Debt securities available-for-sale	2,682,938	2,682,938	—	2,682,938	—
Debt securities held-to-maturity, net	1,191,771	1,243,268	—	1,173,319	69,949
FHLB stock	177,351	177,351	177,351	—	—
Loans held for sale	1,378	1,378	—	1,378	—
Net loans	20,572,661	20,554,149	—	—	20,554,149
Derivative financial instruments	14,114	14,114	—	14,114	—
Financial liabilities:
Deposits, other than time deposits	$16,457,460	16,457,460	16,457,460	—	—
Time deposits	2,533,568	2,538,406	—	2,538,406	—
Borrowed funds	3,558,324	3,616,582	—	3,616,582	—
Derivative financial instruments	16,792	16,792	—	16,792	—

	December 31, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$170,432	170,432	170,432	—	—
Equities	36,000	36,000	36,000	—	—
Debt securities available-for-sale	2,758,437	2,758,437	—	2,758,437	—
Debt securities held-to-maturity, net	1,247,853	1,320,872	—	1,253,566	67,306
FHLB stock	159,829	159,829	159,829	—	—
Loans held for sale	30,357	30,357	—	30,357	—
Net loans	20,580,451	20,787,917	—	—	20,787,917
Derivative financial instruments	34,577	34,577	—	34,577	—
Financial liabilities:
Deposits, other than time deposits	$16,807,240	16,807,240	16,807,240	—	—
Time deposits	2,718,179	2,726,230	—	2,726,230	—
Borrowed funds	3,295,790	3,367,491	—	3,367,491	—
Derivative financial instruments	492	492	—	492	—
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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,598	3,950
Other income	4,573	3,019
Total revenue from contracts with customers	$8,171	6,969
    For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third-party service provider as services are rendered.

17.    Recent Accounting Pronouncements

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Standards Adopted in 2021
Codification Improvements	The amendments include all disclosure guidance in the Disclosure Section to reduce the potential that disclosure requirements would be missed.	January 1, 2021	The amendments in ASU 2020-10 do not change current GAAP. The update did not impact the Company’s Consolidated Financial Statements.
Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	The amendments in this update clarify guidance as to whether a callable debt security with multiple call dates is within the scope of paragraph 310-20-35-33.	January 1, 2021	The amendments in ASU 2020-08 will be applied under a prospective approach. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)	This update clarifies the application of the alternative provided in ASU 2016-01 to measure certain equity securities without a readily determinable fair value. The amendments in this update clarify that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments further provide clarification related to the accounting for certain forward contracts and purchased options.	January 1, 2021	The amendments in ASU 2020-01 will be applied prospectively. The Company does not currently apply the measurement alternative in Topic 321 to any of its investments and the update did not have a material impact on the Company’s Consolidated Financial Statements.
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and also clarify and amend existing guidance.	January 1, 2021	The Company adopted ASU 2019-12 with no material impact on its Consolidated Financial Statements.
Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.	The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant.	January 1, 2021	ASU 2018-14 will be applied under a retrospective approach to disclosures with regard to the Company’s employee benefit plans. The adoption of this update did not have a material impact on the Company’s Consolidated Financial Statements.
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
		January 1, 2022 Early adoption permitted not earlier than fiscal years beginning 2021	The amendments are to be applied under either a modified retrospective or a fully retrospective approach. The update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments provide expedients and exceptions for applying GAAP to contracts or hedging relationships affected by the discontinuance of LIBOR as a benchmark rate to alleviate the burden and cost of such modifications. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also provide a one-time election to sell and/or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.	Effective for a limited time as of March 12, 2020 through December 31, 2022
The Company continues to evaluate its financial instruments indexed to USD-LIBOR for which Topic 848 provides expedients, exceptions and elections. The Company has established a crossfunctional team to develop transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. In addition, the Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR.

Reference Rate Reform (Topic 848)
The update specifically addresses whether Topic 848 applies to derivative instruments that do not reference a rate that is expected to be discontinued but that instead use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform, commonly referred to as the “discounting transition.” This ASU extends certain optional expedients provided in Topic 848 to contract modifications and derivatives affected by the discounting transition.
		Effective for a limited time as of March 12, 2020 through December 31, 2022	The amendments in ASU 2021-01 may be applied under a retrospective approach as of any date from the beginning of an interim period that includes or is after March 12, 2020 or prospectively to new modifications made on or after any date within the interim period including January 7, 2021. The Update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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
Dividend
    On April 28, 2021, the Company declared a cash dividend of $0.14 per share. The $0.14 dividend per share will be paid to stockholders on May 25, 2021, with a record date of May 10, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
    Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. In addition, the COVID-19 pandemic is having an adverse impact on us, our customers and the communities we serve. The adverse effect of the COVID-19 pandemic on us, our customers and the communities where we operate may adversely affect our business, results of operations and financial condition for an indefinite period of time. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2021, we consider the following to be our critical accounting policies.
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
Consistent with the CARES Act, modifications that met the criteria as discussed in Note 6, Loans Receivable, Net, are not included in individually evaluated loans discussed above.
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
Allowance for Credit Losses on Debt Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities, municipal and corporate bonds, trust preferred securities (“TruPS”) and other. Nearly all of the mortgage-backed securities in the Company's portfolio are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S government, are highly rated by major rating agencies and have a long history of no credit losses and therefore the expectation of non-payment is zero.
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
In estimating the net amount expected to be collected for mortgage-backed securities and municipal and corporate bonds, a range of historical losses method is utilized. In estimating the net amount expected to be collected for TruPS, the Company employs a single scenario forecast methodology. The scenario is informed by historical industry default data as well as current and near term operating conditions for the banks and other financial institutions that are the underlying issuers. In addition, expected prepayments are included in the analysis of the individually assessed TruPS applied at the collateral level.
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
We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers, communities and results of operations. All of our branches have normal operating hours and all lobbies have re-opened for our clients. In addition, a portion of our corporate workforce has returned to our corporate offices in some capacity while the remainder continue to work remotely in an effective manner. Proper protocols have been put in place in our branches and corporate offices to ensure the continued safety of our employees and customers.
As a result of the pandemic, certain borrowers are currently unable to meet their contractual payment obligations. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their deferral period. At March 31, 2021, loans with an aggregate outstanding balance of approximately $693 million were in COVID-19 related deferment.
First Quarter of 2021 Results Summary
•We reported net income of $72.3 million, or $0.31 per diluted share, for the three months ended March 31, 2021 as compared to $75.1 million, or $0.32 per diluted share, for the three months ended December 31, 2020 and $39.5 million, or $0.17 per diluted share, for the three months ended September 30, 2019.
•Return on average assets and return on average equity were 1.11% and 10.56%, respectively, for the three months ended March 31, 2021.
•Net interest margin decreased 8 basis points to 2.90% for the three months ended March 31, 2021 compared to the three months ended December 31, 2020 as a result of the decline in prepayment penalties. Net interest margin excluding prepayment penalties increased 2 basis points.
•Provision for credit losses was negative $3.0 million for the three months ended March 31, 2021 compared with negative $2.7 million for the three months ended December 31, 2020. The Company recorded net recoveries of $1.7 million during the quarter ended March 31, 2021 compared to net recoveries of $2.1 million during the quarter ended December 31, 2020. The allowance for loan losses as a percent of total loans was 1.36% at March 31, 2021 consistent with December 31, 2020.
•Total non-interest income was $20.0 million for the three months ended March 31, 2021, a decrease of $25.8 million compared to the three months ended December 31, 2020. Total non-interest income for the three months ended December 31, 2020 included $23.1 million of gains from sale-leaseback transactions. Total non-interest income decreased $2.7 million compared to the three months ended December 31, 2020 excluding the sale-leaseback gains and increased $5.3 million compared to the three months ended March 31, 2020.

•Total non-interest expenses were $104.4 million for the three months ended March 31, 2021, a decrease of $38.5 million compared to the three months ended December 31, 2020. Total non-interest expenses for the three months ended December 31, 2020 included $22.8 million of costs from the early extinguishment of wholesale funding and $11.7 million of costs associated with the Company’s branch rationalization announcement in December 2020. Excluding these items, non-interest expenses for the three months ended March 31, 2021 decreased $4.0 million compared to the three months ended December 31, 2020.
•Non-interest-bearing deposits increased $174.2 million, or 4.8%, during the three months ended March 31, 2021. The cost of interest-bearing deposits decreased 19 basis points to 0.54% for the three months ended March 31, 2021 compared to the three months ended December 31, 2020.
•C&I loans increased $66.5 million, or 1.9%, during the three months ended March 31, 2021.
•As of March 31, 2021, COVID-19 related loan deferrals totaled $693 million, or 3.3% of loans, compared to $756 million, or 3.6% of loans, as of February 14, 2021. Approximately 72% of loan deferral borrowers are making interest payments.
•Non-accrual loans decreased to $83.3 million, or 0.40% of total loans, at March 31, 2021 as compared to $107.1 million, or 0.51% of total loans, at December 31, 2020 and $98.4 million, or 0.46% of total loans, at March 31, 2020.
•Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital Ratios were 10.43%, 13.32%, 13.32% and 14.64%, respectively, at March 31, 2021.
Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020
    Net Income. Net income for the three months ended March 31, 2021 was $72.3 million compared to net income of $39.5 million for the three months ended March 31, 2020.
    Net Interest Income. Net interest income increased by $7.5 million, or 4.3%, to $180.7 million for the three months ended March 31, 2021 from $173.3 million for the three months ended March 31, 2020. The net interest margin increased 19 basis points to 2.90% for the three months ended March 31, 2021 from 2.71% for the three months ended March 31, 2020.
    Total interest and dividend income decreased by $35.6 million, or 13.9%, to $220.5 million for the three months ended March 31, 2021. Interest income on loans decreased by $25.8 million, or 11.5%, to $198.8 million for the three months ended March 31, 2021, primarily as a result of a 35 basis point decrease in the weighted average yield on net loans to 3.88%. In addition, the average balance of net loans decreased $735.7 million to $20.49 billion, driven by paydowns and payoffs, partially offset by loan originations and $453.3 million of loans acquired from Gold Coast in April 2020. Prepayment penalties, which are included in interest income, totaled $2.3 million for the three months ended March 31, 2021 compared to $7.6 million for the three months ended March 31, 2020. Interest income on all other interest-earning assets, excluding loans, decreased by $9.8 million, or 31.0%, to $21.8 million for the three months ended March 31, 2021 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 94 basis points to 1.96%. Partially offsetting this decrease, the average balance of all other interest-earning assets, excluding loans, increased $96.7 million to $4.45 billion for the three months ended March 31, 2021.
    Total interest expense decreased by $43.0 million, or 51.9%, to $39.8 million for the three months ended March 31, 2021. Interest expense on interest-bearing deposits decreased $32.0 million, or 60.2%, to $21.2 million for the three months ended March 31, 2021. The weighted average cost of interest-bearing deposits decreased 85 basis points to 0.54% for the three months ended March 31, 2021. Partially offsetting this decrease, the average balance of total interest-bearing deposits increased $288.3 million, or 1.9%, to $15.62 billion for the three months ended March 31, 2021. Interest expense on borrowed funds decreased by $11.0 million, or 37.2%, to $18.6 million for the three months ended March 31, 2021. The average balance of borrowed funds decreased $2.25 billion, or 39.5%, to $3.44 billion for the three months ended March 31, 2021. Partially offsetting this decrease, the weighted average cost of borrowings increased 8 basis point to 2.17% for the three months ended March 31, 2021.

    Provision for Credit Losses. Our provision for credit losses is primarily a result of the expected credit losses on our loans, unfunded commitments and held-to-maturity debt securities over the life of these financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. Our provision for credit losses is also impacted by the inherent credit risk in these financial instruments, the composition of and changes in our portfolios of these financial instruments, and the level of charge-offs. At March 31, 2021, our allowance for credit losses and related provision continued to be affected by the impact of COVID-19 on the current and forecasted economic conditions. During the three months ended March 31, 2021, there was continued improvement in the U.S. and global macroeconomic consensus outlooks, which resulted in an improvement in the economic outlook used to determine the provision for credit losses when compared to March 31, 2020. For the three months ended March 31, 2021, our provision for credit losses was a negative $3.0 million, compared to $31.2 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, net loan recoveries were $1.7 million compared to net loan charge-offs of $8.0 million for the three months ended March 31, 2020.
    Non-Interest Income. Total non-interest income increased $5.3 million to $20.0 million for the three months ended March 31, 2021. This increase was primarily due to an increase of $2.0 million in gain on loans due to a higher volume of mortgage banking loan sales to third parties, an increase of $819,000 in customer swap fee income, an increase of $757,000 in income from our wealth and investment products and an increase of $610,000 in gains on our equipment finance portfolio.
    Non-Interest Expenses. Total non-interest expenses were $104.4 million for the three months ended March 31, 2021, an increase of $1.8 million, or 1.8%, compared to the three months ended March 31, 2020. The increase was primarily due to increases of $2.1 million and $2.0 million in office occupancy and equipment expense and compensation and benefit expense, respectively, partially offset by decreases of $1.1 million and $1.0 million in professional fees and federal insurance premiums, respectively.
    Income Taxes. Income tax expense for the first quarter of 2021 was $27.1 million compared to $14.6 million for the first quarter 2020.  The effective tax rate was 27.3% for the three months ended March 31, 2021 and 27.0% for the three months ended March 31, 2020. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where we operate, because tax rates differ among such jurisdictions.
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

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$374,599	$61	0.07%	$368,027	$840	0.91%
Equity securities	35,545	266	2.99%	6,090	33	2.17%
Debt securities available-for-sale	2,649,806	11,268	1.70%	2,581,874	17,271	2.68%
Debt securities held-to-maturity, net	1,222,551	7,999	2.62%	1,128,119	8,994	3.19%
Net loans	20,491,619	198,750	3.88%	21,227,295	224,529	4.23%
Stock in FHLB	169,354	2,200	5.20%	271,043	4,432	6.54%
Total interest-earning assets	24,943,474	220,544	3.54%	25,582,448	256,099	4.00%
Non-interest-earning assets	1,139,817			956,423
Total assets	$26,083,291			$26,538,871
Interest-bearing liabilities:
Savings deposits	$2,013,906	$1,480	0.29%	$2,033,761	$3,908	0.77%
Interest-bearing checking	6,277,393	7,028	0.45%	5,565,365	16,660	1.20%
Money market accounts	4,695,507	7,160	0.61%	3,819,098	14,224	1.49%
Certificates of deposit	2,637,830	5,524	0.84%	3,918,133	18,387	1.88%
Total interest-bearing deposits	15,624,636	21,192	0.54%	15,336,357	53,179	1.39%
Borrowed funds	3,435,285	18,617	2.17%	5,681,344	29,637	2.09%
Total interest-bearing liabilities	19,059,921	39,809	0.84%	21,017,701	82,816	1.58%
Non-interest-bearing liabilities	4,285,410			2,889,098
Total liabilities	23,345,331			23,906,799
Stockholders’ equity	2,737,960			2,632,072
Total liabilities and stockholders’ equity	$26,083,291			$26,538,871
Net interest income		$180,735			$173,283
Net interest rate spread(1)			2.70%			2.42%
Net interest-earning assets(2)	$5,883,553			$4,564,747
Net interest margin(3)			2.90%			2.71%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31			1.22

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020
    Total Assets. Total assets decreased by $200.3 million, or 0.8%, to $25.82 billion at March 31, 2021 from December 31, 2020. Securities decreased by $141.9 million, or 3.5%, to $3.90 billion at March 31, 2021 from December 31, 2020.
    Net Loans. Net loans decreased by $7.8 million to $20.57 billion at March 31, 2021 from $20.58 billion at December 31, 2020. The detail of the loan portfolio is below:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,230,501	7,122,840
Commercial real estate loans	4,997,364	4,947,212
Commercial and industrial loans	3,642,178	3,575,641
Construction loans	393,516	404,367
Total commercial loans	16,263,559	16,050,060
Residential mortgage loans	3,911,884	4,119,894
Consumer and other	695,793	702,801
Total loans	20,871,236	20,872,755
Deferred fees, premiums and other, net	(14,815)	(9,318)
Allowance for loan losses	(283,760)	(282,986)
Net loans	$20,572,661	20,580,451
    During the three months ended March 31, 2021, we originated or funded $384.5 million in multi-family loans, $317.9 million in residential loans, $249.6 million in commercial and industrial loans, $157.1 million in commercial real estate loans, $15.3 million in construction loans and $15.0 million in consumer and other loans. Our originations reflect our continued focus on diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
    One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. We have not originated residential mortgage loans without verifying income in recent years. As of March 31, 2021, these loans totaled $102.6 million. As of March 31, 2021, interest-only residential and consumer loans totaled $32.0 million, which represented less than 1% of the residential and consumer portfolio. Although it is not a standard product offering for commercial real estate and multi-family loans, we originate interest-only in addition to amortizing loans in these segments. As of March 31, 2021, these loans totaled $1.39 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks. Since April 2020, we have, at the request of commercial borrowers experiencing financial difficulty resulting from the pandemic, temporarily deferred the payment of principal and/or interest for an agreed-upon period of time. Although a significant portion of these loans are paying interest-only during the deferral period, they are not included in the amount of interest-only loans disclosed in this section.

Loan Deferrals. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their initial deferral period. At May 4, 2020, loans with an aggregated outstanding balance of $4.3 billion, or 20.1% of total loans, were in COVID-19 related deferment. Since then, customers representing over $3.5 billion have ended their COVID-19 related deferrals and as of March 31, 2021, loans with an aggregate outstanding balance of approximately $693 million, or 3.3% of total loans, were in COVID-19 related deferment.
The following table presents the balance of deferred loans in the Company’s loan portfolio by loan segment, industry sector and type of deferral as of March 31, 2021.

Segment and industry sector	Principal and Interest Deferral	Principal Deferral	Total	Deferred Loan % of Total Loans (1)
	(Dollars in millions)
Commercial and industrial
Accommodation and food service	$2	160	162	0.8%
Arts, entertainment and recreation	23	—	23	0.1%
Real estate and rental	3	5	8	—%
Other	1	—	1	—%
Total deferred commercial and industrial	29	165	194	0.9%
Commercial real estate
Office	4	52	56	0.3%
Accommodation and food service	—	67	67	0.3%
Other	—	3	3	—%
Total deferred commercial real estate	4	122	126	0.6%
Construction	—	—	—	—%
Multi-family	50	212	262	1.3%
Total deferred commercial loans	83	499	582	2.8%
Residential and consumer	111	0	111	0.5%
Total deferred loans (2)	$194	499	693	3.3%
(1) Percentage calculated using total loan balance as of March 31, 2021.
(2) Of the total deferred loans, approximately 20% of the deferments expire in the second quarter of 2021, 43% in the second half of 2021 with the remainder expiring in January 2022.
Given the unprecedented uncertainty and continually evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should economic conditions deteriorate the macroeconomic environment may have an adverse effect on our business and results of operations, including additional borrower deferral requests, delinquent loans and non-accrual loans. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents the Company’s loan portfolio at March 31, 2021 by industry sector:

Segment/Industry	Loan Balance (in millions)	% of Total Segment
Commercial and industrial:
Accommodation and food service	$290	8%
Administrative and support and waste management	150	4%
Agriculture, forestry, fishing and hunting	19	1%
Arts, entertainment, and recreation	64	2%
Construction	300	8%
Educational service	124	3%
Finance and insurance	230	6%
Health care and social assistance	667	18%
Information	135	4%
Management of companies and enterprises	5	0%
Manufacturing	182	5%
Mining, quarrying, and oil and gas extraction	50	1%
Professional, scientific, and technical services	113	3%
Public administration	1	0%
Real estate and rental	580	16%
Retail trade - clothing, home, gasoline, health	98	3%
Retail trade - sporting, hobby, vending, e-commerce	17	0%
Transportation - air, rail, truck, water, pipeline	221	6%
Utilities	2	0%
Wholesale trade	176	5%
Other	218	6%
Total commercial and industrial	$3,642	100%

Commercial real estate:
Accommodation and food service	$105	2%
Arts, entertainment, and recreation	14	0%
Health care and social assistance	99	2%
Mixed use property	503	10%
Office	1,247	25%
Retail store	907	18%
Shopping center	947	19%
Warehouse	732	15%
Other	443	9%
Total commercial real estate	$4,997	100%

Multi-family	7,230	100%
Construction	394	100%
Residential and consumer	4,608	100%
Total loans	$20,871	100%

Non-Performing Loans. The following table sets forth non-accrual loans (excluding loans held-for-sale) and accruing troubled debt restructured loans on the dates indicated as well as certain asset quality ratios:

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	13	$19.2	15	$35.6	13	$51.1	14	$48.3	9	$23.4
Commercial real estate	25	14.0	29	15.9	28	17.8	22	12.3	21	11.4
Commercial and industrial	15	4.4	21	9.2	19	10.9	29	15.6	22	17.0
Construction	—	—	—	—	—	—	—	—	—	—
Total commercial loans	53	37.6	65	60.7	60	79.8	65	76.2	52	51.8
Residential and consumer	239	45.7	246	46.4	250	52.2	255	50.6	258	46.6
Total non-accrual loans	292	$83.3	311	$107.1	310	$132.0	320	$126.8	310	$98.4
Accruing troubled debt restructured loans	45	$9.1	47	$9.2	51	$9.8	52	$12.2	55	$12.8
Non-accrual loans to total loans		0.40%		0.51%		0.63%		0.59%		0.46%
Allowance for loan losses as a percent of non-accrual loans		340.60%		264.17%		217.75%		215.48%		247.22%
Allowance for loan losses as a percent of total loans		1.36%		1.36%		1.37%		1.28%		1.14%
    Total non-accrual loans were $83.3 million at March 31, 2021 compared to $107.1 million at December 31, 2020 and $98.4 million at March 31, 2020. At March 31, 2021, there were $1.6 million of commercial real estate loans, $1.3 million of multi-family loans and $1.2 million of commercial and industrial loans that were classified as non-accrual which were performing in accordance with their contractual terms. Criticized and classified loans as a percent of total loans increased to 8.32% at March 31, 2021 from 7.99% at December 31, 2020. We continue to proactively and diligently work to resolve our troubled loans.
During the three months ended March 31, 2021, we sold a $16.2 million non-performing multi-family loan and recognized a recovery of $1.4 million in the allowance for credit losses.
    At March 31, 2021, there were $29.7 million of loans deemed as TDRs, of which $24.4 million were residential and consumer loans, $4.4 million were commercial real estate loans and $900,000 were commercial and industrial loans. TDRs of $9.1 million were classified as accruing and $20.6 million were classified as non-accrual at March 31, 2021. Included were $1.5 million of residential loans deemed to be TDRs as the borrower was granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR as described in Note 6, Loans Receivable, Net.
    In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2021, we have deemed potential problem loans totaling $46.3 million, which is comprised of 11 multi-family loans totaling $22.6 million, 12 commercial real estate loans totaling $15.2 million and 11 commercial and industrial loans totaling $8.5 million. In addition, we continue to support our customers by deferring payments for borrowers experiencing hardship because of the COVID-19 pandemic. As of March 31, 2021, $693 million, or 3.3%, of loans were deferring principal and/or interest payments. For further information, please refer to the Loan Deferrals disclosure above. Management is actively monitoring all of these loans.
    The ratio of non-accrual loans to total loans was 0.40% at March 31, 2021 compared to 0.51% at December 31, 2020. The allowance for loan losses as a percentage of non-accrual loans was 340.60% at March 31, 2021 compared to 264.17% at

December 31, 2020. At March 31, 2021, our allowance for loan losses as a percentage of total loans was 1.36% compared to 1.36% at December 31, 2020.
    Allowance for Credit Losses on Loans. The allowance for loan losses increased by $774,000 to $283.8 million at March 31, 2021 from $283.0 million at December 31, 2020. The increase reflects an increase of $1.7 million resulting from net loan recoveries, partially offset by a negative provision for loan losses of $961,000. Our allowance for loan losses at March 31, 2021 was affected by the current and forecasted economic conditions. Future increases in the allowance for loan losses may be necessary based on the composition of and change in the loan portfolio, the level of loan delinquency and the current and forecasted economic condition over the life of our loans.
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

	March 31, 2021		December 31, 2020
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$69,307	34.6%	$56,731	34.1%
Commercial real estate loans	101,608	24.0%	115,918	23.7%
Commercial and industrial loans	83,418	17.5%	79,327	17.1%
Construction loans	8,042	1.9%	7,267	2.0%
Residential mortgage loans	17,548	18.7%	19,941	19.7%
Consumer and other loans	3,837	3.3%	3,802	3.4%
Total allowance	$283,760	100.0%	$282,986	100.0%
Securities. Securities are held primarily for liquidity, interest rate risk management and yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and mutual funds. In addition, we may invest in equity securities subject to certain limitations. Purchase and sale decisions are based upon a thorough pre-transaction analysis of each instrument to determine if it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Debt securities are classified as held-to-maturity or available-for-sale when purchased.
    At March 31, 2021, our securities portfolio represented 15.1% of our total assets. Securities, in the aggregate, decreased by $141.9 million, or 3.5%, to $3.90 billion at March 31, 2021 from December 31, 2020. This decrease was primarily a result of paydowns and sales, partially offset by purchases. At March 31, 2021, our allowance for credit losses on held-to-maturity debt securities was $2.3 million.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $17.5 million, or 11.0%, to $177.4 million at March 31, 2021 from $159.8 million at December 31, 2020. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $225.2 million at March 31, 2021 and $223.7 million at December 31, 2020. Other assets were $140.5 million at March 31, 2021 and $163.2 million at December 31, 2020. The decrease in other assets was primarily driven by hedge-related assets.
Deposits.  At March 31, 2021, deposits totaled $18.99 billion, representing 82.4% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We are committed to our plan of attracting more core deposits because they represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
We have a suite of commercial deposit and treasury management products, designed to appeal to small and mid-sized businesses and non-profit organizations including electronic deposit services such as mobile and remote deposit capture. Interest rates, maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements and competitive forces. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.
Deposits decreased by $534.4 million, or 2.7%, to $18.99 billion at March 31, 2021 from $19.53 billion at December 31, 2020 primarily driven by decreases in money market and time deposits, offset by an increase in checking account deposits. Checking accounts increased $232.4 million to $9.94 billion at March 31, 2021 from $9.71 billion at December 31, 2020. Core deposits represented approximately 87% of our total deposit portfolio at March 31, 2021 compared to 86% at December 31, 2020.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	March 31, 2021		December 31, 2020
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$3,837,297	20.2%	$3,663,073	18.8%
Interest-bearing:
Checking accounts	6,101,528	32.1%	6,043,393	30.9%
Money market deposits	4,539,365	23.9%	5,037,327	25.8%
Savings	1,979,270	10.4%	2,063,447	10.6%
Certificates of deposit	2,533,568	13.4%	2,718,179	13.9%
Total Deposits	$18,991,028	100.0%	$19,525,419	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $262.5 million, or 8.0%, to $3.56 billion at March 31, 2021 from $3.30 billion at December 31, 2020 primarily driven by the decrease in deposits.
Stockholders’ Equity. Stockholders’ equity increased by $60.5 million to $2.77 billion at March 31, 2021 from $2.71 billion at December 31, 2020. The increase was primarily attributed to net income of $72.3 million, other comprehensive income of $23.5 million and share-based plan activity of $7.0 million for the three months ended March 31, 2021. These increases were partially offset by cash dividends paid of $0.14 per share totaling $34.6 million and the repurchase of 664,276 shares of common stock for $7.6 million during the three months ended March 31, 2021.
Liquidity and Capital Resources
    The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is usually a predictable source of funds, deposit flows and mortgage and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. The Company’s total borrowing capacity from the FHLB and other borrowing sources was approximately $21.53 billion, which includes outstanding borrowings at March 31, 2021. Excluding outstanding borrowings, available borrowing capacity and other available liquidity sources totaled approximately $11.48 billion at March 31, 2021. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress related to the COVID-19 pandemic that began in the first quarter of 2020.
    At March 31, 2021, the Company had $100.0 million of overnight borrowings outstanding. The Company had $188.0 million of overnight borrowings outstanding at December 31, 2020. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $3.56 billion at March 31, 2021, an increase of $262.5 million from $3.30 billion at December 31, 2020.
    In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2021, commitments to originate loans totaled $603.8 million; unused home equity lines of credit and undisbursed business and construction loans totaled approximately $2.17 billion; and outstanding standby letters of credit totaled $46.9 million. There were no outstanding commitments to sell loans. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.32 billion at March 31, 2021. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
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
    Paycheck Protection Program. On April 9, 2020, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve, OCC and FDIC issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve’s PPP Lending Facility from supplemental leverage ratio exposure, average total consolidated assets and Advanced and Standardized risk-weighted assets. Additionally, PPP loans, which are guaranteed by the Small Business Administration, will receive a zero percent risk weight under the Basel 3 Advanced and Standardized approaches regardless of whether they are pledged as collateral to the PPP Lending Facility. On December 27, 2020, the Consolidated Appropriations Act, 2021, was enacted and included a reopening of the PPP. The Company does not have a material concentration of PPP loans for which risk-weighted assets will be impacted.

As of March 31, 2021, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of March 31, 2021 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,436,665	9.40%	$1,036,678	4.00%	$1,295,848	5.00%
Common Equity Tier 1 Risk-Based Capital	2,436,665	12.01%	1,420,263	7.00%	1,318,816	6.50%
Tier 1 Risk Based Capital	2,436,665	12.01%	1,724,605	8.50%	1,623,158	8.00%
Total Risk-Based Capital	2,690,590	13.26%	2,130,395	10.50%	2,028,947	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,711,578	10.43%	$1,039,518	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,711,578	13.32%	1,424,899	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,711,578	13.32%	1,730,235	8.50%	n/a	n/a
Total Risk-Based Capital	2,979,824	14.64%	2,137,349	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2021:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding finance leases)	$3,558,324	1,950,000	424,785	796,349	387,190
Commitments to originate and purchase loans	$603,775	603,775	—	—	—
Commitments to sell loans	$—	—	—	—	—

    Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms, and none of the borrowings were callable at the option of the lender as of March 31, 2021. Additionally, at March 31, 2021, the Company’s commitments to fund unused lines of credit totaled $2.17 billion. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    In addition to the contractual obligations previously discussed, we have other liabilities which include $207.7 million of operating lease liabilities of which $3.6 million was acquired from Gold Coast during the year ended December 31, 2020. We have $2.0 million of finance lease liabilities. These contractual obligations as of March 31, 2021 have not changed significantly from December 31, 2020.
    In the normal course of business, the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.

Derivative Instruments and Hedging Activities. The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three months ended March 31, 2021, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed rate assets. These derivatives had an aggregate notional amount of $3.58 billion as of March 31, 2021. During the year ended December 31, 2020, the Company terminated two interest rate swaps with an aggregate notional amount of $475.0 million that had been used to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. Also during the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million that had been designated as cash flow hedges on wholesale funding.
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
    For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2020 Annual Report on Form 10-K.

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
    The general objective of our interest rate risk management process is to align and manage forecasted interest rate risk with our business model and risk appetite. Our Asset Liability Committee, which consists of senior management and executives, evaluates the interest rate risk inherent in our balance sheet and operating environment to assess capital and liquidity requirements and modify our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews various Asset Liability Committee reports that estimate the sensitivity of the economic value of equity and net interest income under various interest rate scenarios.
    Our tactics and strategies may include the use of various financial instruments, including derivatives, to manage our exposure to interest rate risk. Certain derivatives are designated as hedging instruments in a qualifying hedge accounting relationship (fair value or cash flow hedge). Hedged items can be either assets or liabilities. Given the historically low interest rate environment during 2020 and continuing into 2021, the Company proactively positioned the balance sheet in an effort to better protect against rising rates.
As of March 31, 2021, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.58 billion. As of December 31, 2020, the Company had cash flow hedges with aggregate notional amounts of $3.33 billion. During the year ended December 31, 2020, the Company terminated cash flow hedges with an aggregate notional of $400.0 million. Also during the year ended December 31, 2020, the Company terminated fair value hedges with an aggregate notional of $475.0 million, and the Company had no interest rate swaps designated as fair value hedges as of December 31, 2020.
    We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At March 31, 2021, 18.7% of our total loan portfolio was comprised of residential mortgages, of which approximately 27.6% was in variable rate products, while 72.4% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the LIBOR administrator announced plans to consult on easing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States banking regulators concurrently issued a joint statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the recommended alternative rate to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $7.89 billion in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and evaluating the related risks.
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
    Quantitative Analysis. The table below sets forth, as of March 31, 2021, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1)			Net Interest Income (2)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$3,427,504	(214,904)	(5.9)%	$727,575	(22,879)	(3.0)%
0bp	$3,642,408	—	—	$750,454	—	—
-100bp	$3,473,781	(168,627)	(4.6)%	$752,218	1,764	0.2%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)Assumes a gradual change in interest rates over a one year period at all maturities.
    The table above indicates that at March 31, 2021, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 5.9% decrease in EVE and a $22.9 million, or 3.0%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 4.6% decrease in EVE and a $1.8 million, or 0.2%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
    The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
    There have been no material changes in the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2021 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
January 1, 2021 through January 31, 2021	575,000	$11.31	575,000	12,050,202
February 1, 2021 through February 28, 2021	72,418	12.06	50,000	12,000,202
March 1, 2021 through March 31, 2021	16,858	14.09	—	12,000,202
Total	664,276	$11.46	625,000	12,000,202
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of March 31, 2021.
(2) 39,276 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date:	May 7, 2021	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)