Form 10-Q
period 2021-06-30
Investors Bancorp, Inc.
filed 2021-08-06
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of July 30, 2021, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 247,615,750 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$770,396	170,432
Equity securities	9,698	36,000
Debt securities available-for-sale, at estimated fair value	2,544,415	2,758,437
Debt securities held-to-maturity, net (estimated fair value of $1,253,521 and $1,320,872 at June 30, 2021 and December 31, 2020, respectively)	1,178,812	1,247,853
Loans receivable, net	21,082,521	20,580,451
Loans held-for-sale	—	30,357
Federal Home Loan Bank stock	199,826	159,829
Accrued interest receivable	78,858	79,705
Other real estate owned and other repossessed assets	5,914	7,115
Office properties and equipment, net	134,579	139,663
Operating lease right-of-use assets	200,425	199,981
Net deferred tax asset	115,946	116,805
Bank owned life insurance	226,314	223,714
Goodwill and intangible assets	109,222	109,633
Other assets	145,185	163,184
Total assets	$26,802,111	26,023,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$19,438,966	19,525,419
Borrowed funds	4,033,864	3,295,790
Advance payments by borrowers for taxes and insurance	130,225	115,729
Operating lease liabilities	213,050	212,559
Other liabilities	171,979	163,659
Total liabilities	23,988,084	23,313,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 361,869,872 issued at June 30, 2021 and December 31, 2020; 247,601,303 and 247,929,216 outstanding at June 30, 2021 and December 31, 2020, respectively	3,619	3,619
Additional paid-in capital	2,864,559	2,858,663
Retained earnings	1,422,029	1,339,003
Treasury stock, at cost; 114,268,569 and 113,940,656 shares at June 30, 2021 and December 31, 2020, respectively	(1,380,042)	(1,375,996)
Unallocated common stock held by the employee stock ownership plan	(73,772)	(75,270)
Accumulated other comprehensive loss	(22,366)	(40,016)
Total stockholders’ equity	2,814,027	2,710,003
Total liabilities and stockholders’ equity	$26,802,111	26,023,159
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$211,523	217,733	410,273	442,262
Securities:
Equity	63	32	329	65
Government-sponsored enterprise obligations	573	310	1,099	616
Mortgage-backed securities	14,215	20,572	29,417	43,156
Municipal bonds and other debt	3,456	3,276	6,995	6,651
Interest-bearing deposits	38	294	99	1,134
Federal Home Loan Bank stock	1,983	3,997	4,183	8,429
Total interest and dividend income	231,851	246,214	452,395	502,313
Interest expense:
Deposits	15,993	38,991	37,185	92,170
Borrowed funds	21,148	25,236	39,765	54,873
Total interest expense	37,141	64,227	76,950	147,043
Net interest income	194,710	181,987	375,445	355,270
Provision for credit losses	(9,690)	33,278	(12,662)	64,504
Net interest income after provision for credit losses	204,400	148,709	388,107	290,766
Non-interest income
Fees and service charges	4,893	1,376	10,741	7,402
Income on bank owned life insurance	1,552	1,596	3,504	2,992
Gain on loans, net	1,288	3,557	5,121	5,403
Gain on securities, net	283	55	934	257
(Loss) gain on sale of other real estate owned, net	(25)	(89)	52	651
Other income	5,083	3,645	12,725	8,095
Total non-interest income	13,074	10,140	33,077	24,800
Non-interest expense
Compensation and fringe benefits	61,385	55,791	123,812	116,183
Advertising and promotional expense	2,397	2,199	4,626	4,562
Office occupancy and equipment expense	17,075	16,470	35,148	32,421
Federal deposit insurance premiums	3,200	3,400	6,600	7,801
General and administrative	545	593	924	1,127
Professional fees	5,042	4,306	7,971	8,289
Data processing and communication	10,192	9,908	19,328	17,700
Other operating expenses	8,602	7,353	14,390	14,495
Total non-interest expenses	108,438	100,020	212,799	202,578
Income before income tax expense	109,036	58,829	208,385	112,988
Income tax expense	29,229	16,218	56,303	30,865
Net income	$79,807	42,611	152,082	82,123
Basic earnings per share	$0.34	0.18	0.65	0.35
Diluted earnings per share	$0.34	0.18	0.64	0.35
Weighted average shares outstanding
Basic	235,045,023	236,248,296	234,854,494	234,755,591
Diluted	236,497,536	236,382,103	235,936,179	234,927,420
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$79,807	42,611	152,082	82,123
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	122	299	243	319
Unrealized (losses) gains on debt securities available-for-sale	(3,708)	(997)	(22,028)	36,631
Accretion of loss on debt securities reclassified to held-to-maturity	30	56	61	112
Reclassification adjustment for security gains included in net income	—	—	(299)	—
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	193	277	372	457
Net (losses) gains on derivatives	(2,496)	(7,485)	39,301	(78,133)
Total other comprehensive (loss) income	(5,859)	(7,850)	17,650	(40,614)
Total comprehensive income	$73,948	34,761	169,732	41,509

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2019	$3,591	2,822,364	1,245,793	(1,352,910)	(78,266)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Balance at January 1, 2020	3,591	2,822,364	1,237,302	(1,352,910)	(78,266)	(18,622)	2,613,459
Net income	—	—	82,123	—	—	—	82,123
Other comprehensive loss, net of tax	—	—	—	—	—	(40,614)	(40,614)
Common stock issued to finance acquisitions	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (383,366 shares)	—	—	—	(3,361)	—	—	(3,361)
Treasury stock allocated to restricted stock plan (68,923 shares)	—	(736)	(103)	839	—	—	—
Compensation cost for stock options and restricted stock	—	7,850	—	—	—	—	7,850
Restricted stock forfeitures (15,973 shares)	—	197	(3)	(194)	—	—	—
Cash dividend paid ($0.24 per common share)	—	—	(59,714)	—	—	—	(59,714)
ESOP shares allocated or committed to be released	—	778	—	—	1,498	—	2,276
Balance at June 30, 2020	$3,619	2,851,306	1,259,605	(1,355,626)	(76,768)	(59,236)	2,622,900

Balance at December 31, 2020	$3,619	2,858,663	1,339,003	(1,375,996)	(75,270)	(40,016)	2,710,003
Net income	—	—	152,082	—	—	—	152,082
Other comprehensive income, net of tax	—	—	—	—	—	17,650	17,650
Purchase of treasury stock (964,114 shares)	—	—	—	(11,958)	—	—	(11,958)
Treasury stock allocated to restricted stock plan (239,166 shares)	—	(3,149)	185	2,964	—	—	—
Compensation cost for stock options and restricted stock	—	7,167	—	—	—	—	7,167
Exercise of stock options	—	(133)	—	5,195	—	—	5,062
Restricted stock forfeitures (20,567 shares)	—	241	6	(247)	—	—	—
Cash dividend paid ($0.28 per common share)	—	—	(69,247)	—	—	—	(69,247)
ESOP shares allocated or committed to be released	—	1,770	—	—	1,498	—	3,268
Balance at June 30, 2021	$3,619	2,864,559	1,422,029	(1,380,042)	(73,772)	(22,366)	2,814,027

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$152,082	82,123
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,435	10,126
Amortization of premiums and accretion of discounts on securities, net	4,788	5,060
Amortization of premiums and accretion of fees and costs on loans, net	2,445	2,885
Amortization of other intangible assets	538	680
Amortization of debt modification costs and premium on borrowings	1,074	1,132
Provision for credit losses	(12,662)	64,504
Loss from extinguishment of debt	—	326
Depreciation and amortization of office properties and equipment	10,797	10,671
Gain on securities, net	(934)	(257)
Mortgage loans originated for sale	(143,238)	(280,236)
Proceeds from mortgage loan sales	178,378	275,328
Gain on sales of mortgage loans, net	(4,783)	(5,062)
Gain on sale of other real estate owned	(52)	(651)
Income on bank owned life insurance	(3,504)	(2,992)
Amortization of lease right-of-use assets	12,764	9,841
Decrease (increase) in accrued interest receivable	847	(1,013)
Deferred tax benefit	(7,777)	(16,903)
Decrease (increase) in other assets	59,332	(71,498)
Increase (decrease) in other liabilities	6,007	(74,517)
Net cash provided by operating activities	266,537	9,547
Cash flows from investing activities:
Purchases of loans receivable	(60,413)	(60,000)
Net (originations) payoffs of loans receivable	(470,849)	819,559
Proceeds from disposition of loans receivable	43,795	26,755
Gain on disposition of loans receivable	(338)	(341)
Gain on disposition of leased equipment	(1,297)	(1,824)
Net proceeds from sale of other real estate owned	1,253	5,617
Proceeds from sales of equity securities	32,872	—
Proceeds from principal repayments/calls/maturities of debt securities available for sale	537,575	411,671
Proceeds from sales of debt securities available for sale	8,171	—
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	185,874	126,260
Purchases of equity securities	(6,035)	(45)
Purchases of debt securities available for sale	(364,656)	(507,598)
Purchases of debt securities held to maturity	(115,825)	(170,348)
Proceeds from redemptions of Federal Home Loan Bank stock	55,787	98,053
Purchases of Federal Home Loan Bank stock	(95,784)	(60,042)
Purchases of office properties and equipment	(5,713)	(6,181)
Death benefit proceeds from bank owned life insurance, net	904	—
Cash received, net of cash consideration paid for acquisitions	—	7,274
Net cash (used in) provided by investing activities	(254,679)	688,810

Cash flows from financing activities:
Net (decrease) increase in deposits	(86,453)	1,137,083
Repayments of principal under finance leases	(794)	(784)
Net proceeds (repayments) of borrowed funds	737,000	(1,211,404)
Net increase in advance payments by borrowers for taxes and insurance	14,496	142
Dividends paid	(69,247)	(59,714)
Exercise of stock options	5,062	—
Purchase of treasury stock	(11,958)	(3,361)
Net cash provided by (used in) financing activities	588,106	(138,038)
Net increase in cash and cash equivalents	599,964	560,319
Cash and cash equivalents at beginning of period	170,432	174,915
Cash and cash equivalents at end of period	$770,396	735,234
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$—	750
Cash paid during the year for:
Interest	79,208	154,370
Income taxes	48,025	6,218
Significant non-cash transactions:
Right-of-use assets obtained in exchange for new lease liabilities	13,234	4,140
Acquisition:
Non-cash assets acquired:
Debt securities available-for-sale	—	51,524
Debt securities held to maturity	—	8,402
Loans receivable, net	—	443,499
Office properties and equipment, net	—	485
Accrued interest receivable	—	1,283
Right of use assets - leases	—	3,697
Deferred tax asset	—	3,915
Intangible assets, net	—	14,491
Other assets	—	705
Total non-cash assets acquired	—	528,001
Liabilities assumed:
Deposits	—	489,881
Borrowed funds	—	14,851
Advance payment by borrowers	—	3,611
Other liabilities	—	6,051
Total liabilities assumed	—	514,394
Net non-cash assets acquired	—	13,607
Common stock issued for acquisitions	—	20,881
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Basis of Presentation
    The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.     Stock Transactions
Stock Repurchase Program
    On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of June 30, 2021.
    During the six months ended June 30, 2021, the Company purchased approximately 1.0 million shares at a cost of $12.0 million, or $12.40 per share. During the six months ended June 30, 2021, shares repurchased include 339,114 shares purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan and the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

3.     Business Combinations
Berkshire Bank Branch Acquisition
On December 2, 2020, Investors Bancorp announced the signing of a definitive purchase and assumption agreement under which Investors Bancorp’s wholly-owned subsidiary, Investors Bank, will acquire the eight New Jersey and eastern Pennsylvania branches of Berkshire Bank, the wholly-owned subsidiary of Berkshire Hills Bancorp, including the assumption and acquisition of approximately $633 million of deposits and $253 million of consumer and commercial loans. Regulatory approval for the transaction was received in July 2021. The transaction is not reflected in the Consolidated Financial Statements as of June 30, 2021. Refer to Note 19, Subsequent Events, for further details.
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
    The acquired portfolio was fair valued on the date of acquisition based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The valuation methods utilized took into consideration adjustments for interest rate risk, funding cost, servicing cost, residual risk, credit and liquidity risk. The accounting for the acquisition of Gold Coast is complete and is reflected in our Consolidated Financial Statements.
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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2021	2020
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$79,807	$42,611

Shares
Weighted-average common shares outstanding - basic	235,045,023	236,248,296
Effect of dilutive common stock equivalents (1)	1,452,513	133,807
Weighted-average common shares outstanding - diluted	236,497,536	236,382,103

Earnings per common share
Basic	$0.34	$0.18
Diluted	$0.34	$0.18
(1) For the three months ended June 30, 2021 and 2020, there were 12,437 and 7,442,906 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$152,082	$82,123

Shares
Weighted-average common shares outstanding - basic	234,854,494	234,755,591
Effect of dilutive common stock equivalents (1)	1,081,685	171,829
Weighted-average common shares outstanding - diluted	235,936,179	234,927,420

Earnings per common share
Basic	$0.65	$0.35
Diluted	$0.64	$0.35
(1) For the six months ended June 30, 2021 and 2020, there were 207,128 and 6,378,766 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
    Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $9.7 million and $36.0 million as of June 30, 2021 and December 31, 2020, respectively. Realized gains and losses from sales of equity securities, as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains and losses on equity securities reported in the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Unrealized gains recognized on equity securities	$73	28	784	107
Net gains (losses) recognized on equity securities sold	210	—	(248)	—
Net gains recognized on equity securities	$283	28	536	107
Debt Securities
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,870	194	—	4,064
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,169,804	22,844	2,780	1,189,868
Federal National Mortgage Association	1,165,272	27,310	4,280	1,188,302
Government National Mortgage Association	159,671	2,998	488	162,181
Total mortgage-backed securities available-for-sale	2,494,747	53,152	7,548	2,540,351
Total debt securities available-for-sale	$2,498,617	53,346	7,548	2,544,415

	At June 30, 2021
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$133,579	—	133,579	3,129	2,112	134,596
Municipal bonds	212,706	—	212,706	14,012	11	226,707
Corporate and other debt securities	146,150	13,127	133,023	36,879	240	169,662
Total debt securities held-to-maturity	492,435	13,127	479,308	54,020	2,363	530,965
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	293,877	44	293,833	6,420	2,309	297,944
Federal National Mortgage Association	377,418	117	377,301	15,996	325	392,972
Government National Mortgage Association	30,449	—	30,449	1,191	—	31,640
Total mortgage-backed securities held-to-maturity	701,744	161	701,583	23,607	2,634	722,556
Total debt securities held-to-maturity	$1,194,179	13,288	1,180,891	77,627	4,997	1,253,521
Allowance for credit losses			2,079
Total debt securities held-to-maturity, net of allowance for credit losses			1,178,812

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

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$178,126	2,780	—	—	178,126	2,780
Federal National Mortgage Association	316,984	4,244	98,285	36	415,269	4,280
Government National Mortgage Association	32,773	488	—	—	32,773	488
Total debt securities available-for-sale	527,883	7,512	98,285	36	626,168	7,548
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	89,991	2,112	—	—	89,991	2,112
Municipal bonds	3,123	11	—	—	3,123	11
Corporate and other debt securities	6,789	240	—	—	6,789	240
Total debt securities held-to-maturity	99,903	2,363	—	—	99,903	2,363
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	116,358	2,309	—	—	116,358	2,309
Federal National Mortgage Association	41,064	325	—	—	41,064	325
Total mortgage-backed securities held-to-maturity	157,422	2,634	—	—	157,422	2,634
Total debt securities held-to-maturity	257,325	4,997	—	—	257,325	4,997
Total	$785,208	12,509	98,285	36	883,493	12,545

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$60,502	73	—	—	60,502	73
Federal National Mortgage Association	123,329	199	—	—	123,329	199
Government National Mortgage Association	9,062	33	—	—	9,062	33
Total debt securities available-for-sale	192,893	305	—	—	192,893	305
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	66,558	709	—	—	66,558	709
Corporate and other debt securities	15,038	885	—	—	15,038	885
Total debt securities held-to-maturity	81,596	1,594	—	—	81,596	1,594
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	40,013	266	—	—	40,013	266
Total debt securities held-to-maturity	121,609	1,860	—	—	121,609	1,860
Total	$314,502	2,165	—	—	314,502	2,165

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
    The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FHLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FHLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At June 30, 2021, our held-to-maturity debt securities portfolio had an allowance for credit losses of $2.1 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled TruPS, principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At June 30, 2021, the TruPS had a carrying value before allowance for credit losses and estimated fair value of $50.5 million and $83.7 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Refer to Note 7, Allowance for Credit Losses, for additional information on the Company’s allowance for credit losses.
    At June 30, 2021, the available-for-sale debt securities portfolio was almost entirely comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of June 30, 2021, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.
    Debt securities with a carrying value before allowance for credit losses of $1.80 billion and an estimated fair value of $1.85 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at June 30, 2021, by contractual maturity, are shown below.

	June 30, 2021
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$10,489	10,506
Due after one year through five years	9,480	9,641
Due after five years through ten years	164,615	168,579
Due after ten years	298,594	346,303
Total	$483,178	535,029
Gains and Losses
    Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended June 30, 2021, the Company received proceeds of $16.3 million from the sale of equity securities which resulted in a net gain of $210,000. For the six months ended June 30, 2021, the Company received proceeds of $32.9 million from the sale of equity securities which resulted in a net loss of $248,000. In addition, the Company received proceeds of $8.2 million from the sale of available-for-sale debt securities which resulted in gains of $398,000 for the six months ended June 30, 2021.

The Company recognized net unrealized gains on equity securities of $73,000 and $784,000, respectively, for the three and six months ended June 30, 2021.
    For the three and six months ended June 30, 2020, there were no sales of securities; however, the Company received proceeds of $16.5 million from the call of a held-to-maturity debt security which resulted in a gain of $124,000 during the six months ended June 30, 2020. The Company recognized net unrealized gains on equity securities of $28,000 and $107,000, respectively, for the three and six months ended June 30, 2020.

6.    Loans Receivable, Net
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326)” that is referred to as the current expected credit loss methodology, (“CECL”) for measuring credit losses. Refer to Note 7, Allowance for Credit Losses, for further details. All disclosures as of and for the six months ended June 30, 2021 and December 31, 2020 are presented in accordance with Topic 326.
The detail of the loan portfolio as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Multi-family loans	$7,566,131	7,122,840
Commercial real estate loans	4,968,393	4,947,212
Commercial and industrial loans	3,766,551	3,575,641
Construction loans	464,887	404,367
Total commercial loans	16,765,962	16,050,060
Residential mortgage loans	3,887,917	4,119,894
Consumer and other loans	712,147	702,801
Total loans	21,366,026	20,872,755
Deferred fees, premiums and accretable purchase accounting adjustments, net	(13,391)	(9,318)
Allowance for credit losses	(270,114)	(282,986)
Net loans	$21,082,521	20,580,451

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

The following table presents the risk category of loans as of June 30, 2021 by class of loan and vintage year:

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$1,218,746	980,598	496,911	785,223	497,921	1,585,057	8,647	5,573,103
Watch	28,615	11,443	135,748	398,023	149,954	514,744	1,340	1,239,867
Special mention	—	—	3,555	71,712	43,175	198,600	—	317,042
Substandard	—	—	10,792	16,627	20,879	385,930	1,891	436,119
Total Multi-family	1,247,361	992,041	647,006	1,271,585	711,929	2,684,331	11,878	7,566,131
Commercial real estate
Pass	409,645	504,617	665,215	554,071	431,283	1,365,363	29,199	3,959,393
Watch	4,585	92,727	109,093	153,269	63,295	200,688	5,199	628,856
Special mention	—	383	7,076	5,247	15,135	109,529	2,846	140,216
Substandard	—	—	—	18,065	45,201	176,662	—	239,928
Total Commercial real estate	414,230	597,727	781,384	730,652	554,914	1,852,242	37,244	4,968,393
Commercial and industrial
Pass	462,248	858,426	573,325	290,068	162,082	454,686	287,706	3,088,541
Watch	7,329	34,038	88,129	40,783	21,319	48,986	41,315	281,899
Special mention	—	16,113	133,747	55,574	12,822	81,686	1,500	301,442
Substandard	—	4,004	3,783	3,948	46,635	31,781	4,518	94,669
Total Commercial and industrial	469,577	912,581	798,984	390,373	242,858	617,139	335,039	3,766,551
Construction
Pass	27,362	131,479	55,821	—	—	—	189,074	403,736
Watch	—	6,950	—	—	—	—	—	6,950
Special mention	—	—	5,350	23,375	—	—	25,476	54,201
Substandard	—	—	—	—	—	—	—	—
Total Construction	27,362	138,429	61,171	23,375	—	—	214,550	464,887
Residential mortgage
Pass	652,580	557,707	321,108	287,958	369,500	1,570,083	—	3,758,936
Watch	—	810	10,711	11,263	11,925	43,340	—	78,049
Special mention	—	—	—	734	—	3,075	—	3,809
Substandard	—	—	1,523	1,933	1,852	41,723	92	47,123
Total residential mortgage	652,580	558,517	333,342	301,888	383,277	1,658,221	92	3,887,917
Consumer and other
Pass	2,076	2,811	4,443	4,695	11,183	43,565	633,223	701,996
Watch	—	—	37	137	2,057	511	4,288	7,030
Special mention	—	—	—	—	—	7	1,148	1,155
Substandard	—	—	—	1	337	1,140	488	1,966
Total Consumer and other	2,076	2,811	4,480	4,833	13,577	45,223	639,147	712,147
All classes
Pass	2,772,657	3,035,638	2,116,823	1,922,015	1,471,969	5,018,754	1,147,849	17,485,705
Watch	40,529	145,968	343,718	603,475	248,550	808,269	52,142	2,242,651
Special mention	—	16,496	149,728	156,642	71,132	392,897	30,970	817,865
Substandard	—	4,004	16,098	40,574	114,904	637,236	6,989	819,805
Total loans	$2,813,186	3,202,106	2,626,367	2,722,706	1,906,555	6,857,156	1,237,950	21,366,026

The following table presents the risk category of loans as of December 31, 2020 by class of loan and vintage year:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$1,002,259	515,446	912,910	601,440	850,781	1,199,133	6,986	5,088,955
Watch	21,366	153,404	374,363	135,348	299,413	220,668	—	1,204,562
Special mention	4,560	—	86,119	32,506	48,020	205,916	—	377,121
Substandard	—	7,285	8,436	17,580	139,975	277,535	1,391	452,202
Total Multi-family	1,028,185	676,135	1,381,828	786,874	1,338,189	1,903,252	8,377	7,122,840
Commercial real estate
Pass	529,244	684,807	646,708	461,097	495,822	1,081,512	32,509	3,931,699
Watch	87,137	132,932	117,598	74,379	61,794	165,702	3,428	642,970
Special mention	375	6,988	5,279	13,295	51,880	71,745	250	149,812
Substandard	—	—	8,212	40,024	29,488	144,758	249	222,731
Total Commercial real estate	616,756	824,727	777,797	588,795	638,984	1,463,717	36,436	4,947,212
Commercial and industrial
Pass	1,007,949	619,275	328,917	156,596	176,557	348,278	203,302	2,840,874
Watch	49,208	115,888	43,791	48,230	28,708	34,697	31,931	352,453
Special mention	16,813	111,399	48,887	14,770	14,102	76,554	798	283,323
Substandard	—	6,128	8,236	42,297	4,341	22,707	15,282	98,991
Total Commercial and industrial	1,073,970	852,690	429,831	261,893	223,708	482,236	251,313	3,575,641
Construction
Pass	85,915	58,041	23,375	—	—	—	197,437	364,768
Watch	6,891	5,350	—	—	—	—	—	12,241
Special mention	—	—	15,228	—	—	—	—	15,228
Substandard	—	—	—	—	—	—	12,130	12,130
Total Construction	92,806	63,391	38,603	—	—	—	209,567	404,367
Residential mortgage
Pass	556,761	450,363	425,617	530,676	407,201	1,601,457	—	3,972,075
Watch	809	12,929	13,465	14,704	8,517	44,299	—	94,723
Special mention	—	—	584	—	—	3,402	—	3,986
Substandard	—	1,523	1,972	1,336	246	43,936	97	49,110
Total residential mortgage	557,570	464,815	441,638	546,716	415,964	1,693,094	97	4,119,894
Consumer and other
Pass	5,031	6,853	5,693	7,448	6,692	57,103	601,481	690,301
Watch	—	39	137	56	156	440	7,655	8,483
Special mention	—	—	—	—	—	292	1,184	1,476
Substandard	—	—	—	—	—	1,796	745	2,541
Total Consumer and other	5,031	6,892	5,830	7,504	6,848	59,631	611,065	702,801
All classes
Pass	3,187,159	2,334,785	2,343,220	1,757,257	1,937,053	4,287,483	1,041,715	16,888,672
Watch	165,411	420,542	549,354	272,717	398,588	465,806	43,014	2,315,432
Special mention	21,748	118,387	156,097	60,571	114,002	357,909	2,232	830,946
Substandard	—	14,936	26,856	101,237	174,050	490,732	29,894	837,705
Total loans	$3,374,318	2,888,650	3,075,527	2,191,782	2,623,693	5,601,930	1,116,855	20,872,755

Delinquent and Non-Accrual Loans
In the absence of other intervening factors, loans granted payment deferrals related to COVID-19 are not reported as past due or placed on non-accrual status in accordance with the CARES Act and Interagency Guidance.
The following tables present the payment status of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans:

	June 30, 2021
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$16,228	11,126	13,161	40,515	7,525,616	7,566,131
Commercial real estate	717	628	6,395	7,740	4,960,653	4,968,393
Commercial and industrial	14,538	40	3,111	17,689	3,748,862	3,766,551
Construction	—	—	—	—	464,887	464,887
Total commercial loans	31,483	11,794	22,667	65,944	16,700,018	16,765,962
Residential mortgage	8,510	4,118	28,193	40,821	3,847,096	3,887,917
Consumer and other	4,590	1,155	1,447	7,192	704,955	712,147
Total	$44,583	17,067	52,307	113,957	21,252,069	21,366,026

	December 31, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,421	—	32,884	40,305	7,082,535	7,122,840
Commercial real estate	12,805	2,450	6,356	21,611	4,925,601	4,947,212
Commercial and industrial	986	3,116	1,769	5,871	3,569,770	3,575,641
Construction	—	—	—	—	404,367	404,367
Total commercial loans	21,212	5,566	41,009	67,787	15,982,273	16,050,060
Residential mortgage	13,768	4,258	29,124	47,150	4,072,744	4,119,894
Consumer and other	5,645	1,476	1,984	9,105	693,696	702,801
Total	$40,625	11,300	72,117	124,042	20,748,713	20,872,755

The following table presents non-accrual loans at the dates indicated:

	June 30, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	11	$16,557	15	$35,567
Commercial real estate	24	13,027	29	15,894
Commercial and industrial	13	5,200	21	9,212
Construction	—	—	—	—
Total commercial loans	48	34,784	65	60,673
Residential mortgage and consumer	232	42,823	246	46,452
Total non-accrual loans	280	$77,607	311	$107,125

The Company recognized $538,000 of interest income on non-accrual loans during the six months ended June 30, 2021.

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
The following table presents individually evaluated collateral-dependent loans by class of loans at the dates indicated:

	June 30, 2021			December 31, 2020
	Real Estate	Other	Total	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$13,923	—	13,923	$31,484	—	31,484
Commercial real estate	7,456	—	7,456	8,758	—	8,758
Commercial and industrial	2,645	430	3,075	2,994	3,549	6,543
Construction	—	—	—	—	—	—
Total commercial loans	24,024	430	24,454	43,236	3,549	46,785
Residential mortgage and consumer	23,298	91	23,389	25,158	103	25,261
Total collateral-dependent loans	$47,322	521	47,843	$68,394	3,652	72,046
On an annual basis, the Company reviews the lease residuals and assets currently off-lease for potential impairment. For the year ended December 31, 2019, the Company recorded an impairment charge of $2.6 million as the fair value of certain equipment decreased at a rate greater than originally projected. An additional impairment charge of $2.2 million was recorded on the same equipment class during the year ended December 31, 2020 given the extended downturn in the market for these assets. For the six months ended June 30, 2021 there were no additional charges.
TDR Loans Included in Non-Accrual
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of June 30, 2021 and December 31, 2020, these loans are comprised of the following:

	June 30, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	3	$4,360	3	$3,907
Residential mortgage and consumer	31	5,094	32	5,634
Total TDR with payment status current classified as non-accrual	34	$9,454	35	$9,541
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	June 30, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	1	$170	1	$1,780
Residential mortgage and consumer	8	327	10	942
Total TDR 30-89 days delinquent classified as non-accrual	9	$497	11	$2,722

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
    Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we have worked with borrowers and granted certain modifications through programs related to COVID-19 relief. At June 30, 2021, loans with an aggregate outstanding balance of approximately $599.0 million have been granted payment deferment as a result of financial disruptions associated with the COVID-19 pandemic. Such modifications that met the criteria are not included in our TDR totals and discussion below.

The following tables present the total TDR loans at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	4	$4,530	4	$4,530
Commercial and industrial	1	430	—	—	1	430
Total commercial loans	1	430	4	4,530	5	4,960
Residential mortgage and consumer	48	8,880	76	14,509	124	23,389
Total	49	$9,310	80	$19,039	129	$28,349

	December 31, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	4	$5,687	4	$5,687
Commercial and industrial	2	630	2	2,919	4	3,549
Total commercial loans	2	630	6	8,606	8	9,236
Residential mortgage and consumer	45	8,602	83	16,659	128	25,261
Total	47	$9,232	89	$25,265	136	$34,497

The following tables present information about TDRs that occurred during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$170	$170	1	$1,330	$1,330
Residential mortgage and consumer	4	226	226	—	—	—

	Six Months Ended June 30,
	2021			2020
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$170	$170	1	$1,330	$1,330
Commercial and industrial	—	—	—	1	933	933
Residential mortgage and consumer	4	226	226	—	—	—
    Post-modification recorded investment represents the net book balance immediately following modification.
    Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charge offs of TDRs during the three months ended June 30, 2021. There were $11,000 in charge offs of TDRs of collateral dependent residential loans during the six months ended June 30, 2021. There were $163,000 in charge-offs for TDRs of unsecured commercial and industrial loans during the three and six months ended June 30, 2020. The allowance for credit losses associated with the TDRs presented in the above tables totaled $1.4 million as of June 30, 2021 and December 31, 2020, respectively.
    Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial loan modification which qualified as a TDR in the six months ended June 30, 2021 resulted from a forbearance agreement. The residential loan modifications which qualified as TDRs in the six months ended June 30, 2021 had their maturity extended and/or interest rate reduced to current market terms. One of the commercial loan modifications which qualified as a TDR in the six months ended June 30, 2020 was a loan which had already been on non-accrual status and was granted a 90-day deferral of payment due to circumstances related to COVID-19, while another commercial loan modification which qualified as a TDR in the six months ended June 30, 2020 had its maturity extended.

The following table presents information about pre and post modification interest yield for TDRs which occurred during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	6.00%	6.00%	1	3.88%	3.88%
Residential mortgage and consumer	4	6.82%	3.07%	—	—%	—%

	Six Months Ended June 30,
	2021			2020
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	6.00%	6.00%	1	3.88%	3.88%
Commercial and industrial	—	—%	—%	1	4.75%	4.75%
Residential mortgage and consumer	4	6.82%	3.07%	—	—%	—%
    Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2021 consisted of two commercial real estate loans and five residential loans with a recorded investment of $2.0 million and $1.2 million, respectively. Payment defaults for loans modified as a TDR in the previous 12 months to June 30, 2020 consisted of one residential loan with a recorded investment of $201,000 at June 30, 2020.
Non-Performing Loan Sales
During the six months ended June 30, 2021, the Company sold three non-performing multi-family loans with a net book balance of $19.9 million. The Company recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. Also during the six months ended June 30, 2021, the Company sold a non-performing commercial real estate loan with a net book balance of $762,000.

7.    Allowance for Credit Losses
    On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology.
An analysis of the provision for credit losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Provision for loan losses	$(14,452)	29,924	(15,413)	56,676
Provision for debt securities held-to-maturity	(259)	249	(1,185)	680
Provision for off-balance sheet credit exposures	5,021	3,105	3,936	7,148
Total provision for credit losses	$(9,690)	33,278	(12,662)	64,504
Allowance for Credit Losses on Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$283,760	243,288	282,986	228,120
Adjustment for adoption of ASC 326	—	—	—	(3,551)
Gross charge offs	(697)	(5,058)	(1,378)	(15,988)
Recoveries	1,503	985	3,919	3,882
Net charge-offs	806	(4,073)	2,541	(12,106)
Allowance at acquisition on loans purchased with credit deterioration	—	4,180	—	4,180
Provision for credit loss expense	(14,452)	29,924	(15,413)	56,676
Balance at end of the period	$270,114	273,319	270,114	273,319
    Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $70.5 million at June 30, 2021 and is excluded from credit losses. For the six months ended June 30, 2021 loans in payment deferral with accrued interest and deferred escrow are included in credit losses.
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

The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986
Charge-offs	(479)	(118)	(615)	—	(158)	(8)	—	(1,378)
Recoveries	1,863	74	972	—	934	76	—	3,919
Provision for credit loss expense	3,596	(22,421)	3,157	5,553	(4,528)	(770)	—	(15,413)
Ending balance-June 30, 2021	$61,711	93,453	82,841	12,820	16,189	3,100	—	270,114

	December 31, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Adjustment for adoption of ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Balance as of January 1, 2020	64,358	46,294	66,885	4,915	37,480	4,637	—	224,569
Charge-offs	(4,631)	(521)	(12,005)	—	(1,190)	(41)	—	(18,388)
Recoveries	1,965	412	4,459	—	677	222	—	7,735
Allowance at acquisition on loans purchased with credit deterioration	209	3,208	287	127	344	5	—	4,180
Provision for credit loss expense	(5,170)	66,525	19,701	2,225	(17,370)	(1,021)	—	64,890
Ending balance-December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986

Allowance for Credit Losses on Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of the period	$2,338	2,995	3,264	—
Impact of adopting ASC 326	—	—	—	2,564
Provision for credit losses	(259)	249	(1,185)	680
Balance at end of the period	$2,079	3,244	2,079	3,244

The following tables present the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2020	$34	3,230	3,264
Provision for credit loss	(10)	(1,175)	(1,185)
Ending balance-June 30, 2021	$24	2,055	2,079

	December 31, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance - December 31, 2019	$—	—	—
Impact of adopting ASC 326	17	2,547	2,564
Provision for credit loss	17	683	700
Ending balance - December 31, 2020	$34	3,230	3,264

Accrued interest receivable on debt securities held-to-maturity totaled $4.5 million at June 30, 2021 and is excluded from the estimate of credit losses.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of the period	$16,582	17,142	17,667	425
Impact of adopting ASC 326	—	—	—	12,674
Provision for credit losses	5,021	3,105	3,936	7,148
Balance at end of the period	$21,603	20,247	21,603	20,247

8.     Deposits
Deposits are summarized as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Non-interest bearing:
Checking accounts	$4,169,816	3,663,073
Interest bearing:
Checking accounts	6,354,368	6,043,393
Money market deposits	4,551,806	5,037,327
Savings	2,076,711	2,063,447
Certificates of deposit	2,286,265	2,718,179
Total deposits	$19,438,966	19,525,419

9.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Mortgage servicing rights	$11,122	10,957
Core deposit premiums	3,022	3,560
Other	543	581
Total other intangible assets	14,687	15,098
Goodwill	94,535	94,535
Goodwill and intangible assets	$109,222	109,633

The following table summarizes other intangible assets as of June 30, 2021 and December 31, 2020:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2021
Mortgage servicing rights	$16,776	(5,581)	(73)	11,122
Core deposit premiums	23,063	(20,041)	—	3,022
Other	850	(307)	—	543
Total other intangible assets	$40,689	(25,929)	(73)	14,687

December 31, 2020
Mortgage servicing rights	$17,559	(5,592)	(1,010)	10,957
Core deposit premiums	23,063	(19,503)	—	3,560
Other	1,150	(569)	—	581
Total other intangible assets	$41,772	(25,664)	(1,010)	15,098

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. The unpaid principal balance of these loans were $1.54 billion and $1.69 billion at June 30, 2021 and December 31, 2020, respectively, all of which relate to mortgage loans. At June 30, 2021 and December 31, 2020, the servicing asset, included in other intangible assets, had an estimated fair value of $11.9 million and $11.2 million, respectively. At June 30, 2021, fair value was based on expected future cash flows considering a weighted average discount rate of 11.32%, a weighted average constant prepayment rate on mortgages of 14.76% and a weighted average life of 5.1 years.

Based on an analysis of fair values as of June 30, 2021, the Company determined that a $73,000 valuation allowance for mortgage servicing rights was required, an increase of approximately $13,000 from the previous quarter. See Note 16, Fair Value Measurements, for additional details.
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
The following table presents the balance sheet information related to our operating leases:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Operating lease right-of-use assets	$200,425	199,981
Operating lease liabilities	213,050	212,559
Weighted average remaining lease term	8.9 years	9.4 years
Weighted average discount rate	2.44%	2.49%
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
The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$7,280	6,526	14,429	12,807
Short-term lease cost	214	103	430	189
Included in other income:
Sublease income	35	51	86	118
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$7,271	5,872	14,533	11,579
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	11,066	7,278	13,234	7,837

    Future minimum operating lease payments and reconciliation to operating lease liabilities at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
2021	$14,535	28,844
2022	28,986	27,448
2023	27,937	26,354
2024	27,912	26,300
2025	27,267	25,496
Thereafter	111,198	104,729
Total lease payments	237,835	239,171
Less: Imputed interest	(24,785)	(26,612)
Total operating lease liabilities	$213,050	$212,559

    The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were both $1.6 million at June 30, 2021. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

11.     Equity Incentive Plan
    At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
    Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the six months ended June 30, 2021 and June 30, 2020, the Company granted 239,166 and 68,923 shares of restricted stock awards under the 2015 Plan, respectively.
    Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the six months ended June 30, 2021 and June 30, 2020, the Company granted no stock options under the 2015 Plan.
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

    The following table presents the share-based compensation expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Stock option expense	$947	1,011	1,857	1,999
Restricted stock expense	2,760	2,943	5,310	5,844
Total share-based compensation expense	$3,707	3,954	7,167	7,843

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,570,858	$12.46	4.5	$191
Granted	—	—	—
Exercised	(417,605)	12.12	3.9
Forfeited	(31,429)	12.54
Expired	(14,286)	12.54
Outstanding at June 30, 2021	5,107,538	12.49	4.1	9,059
Exercisable at June 30, 2021	4,196,262	$12.48	4.0	$7,478
    Expected future expense relating to the non-vested options outstanding as of June 30, 2021 is $3.7 million over a weighted average period of 0.85 years.
    The following is a summary of the status of the Company’s restricted shares as of June 30, 2021 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,974,235	$12.44
Granted	239,166	13.17
Vested	(775,097)	12.39
Forfeited	(20,567)	11.70
Outstanding and non-vested at June 30, 2021	1,417,737	$12.47
    Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2021 is $15.2 million over a weighted average period of 2.11 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest cost	$250	324	500	648
Amortization of:
Net loss	142	299	284	598
Total net periodic benefit cost	$392	623	784	1,246
    Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the six months ended June 30, 2021.
    The Company also maintains the Pentegra DB Plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits accrued subsequent to December 31, 2016. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution required during the six months ended June 30, 2021. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2021.

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

Cash Flow Hedges of Interest Rate Risk
    The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variability in cash flows associated with wholesale funding. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of nineteen months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
During the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million. Upon termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
    Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $41.7 million will be reclassified as an increase to interest expense.

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

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)	(In thousands)	(in millions)	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$1,150	$24,946	$2,425	$84,212
Total derivatives designated as hedging instruments		$24,946		$84,212
Derivatives not designated as hedging instruments:
Interest Rate Swaps	$689	$24,037	$689	$24,037
Other Contracts	—	—	34	146
Total derivatives not designated as hedging instruments		$24,037		$24,183
Netting Adjustments (1)		29,802		102,063
Net Derivatives on the Balance Sheet		$19,181		$6,332
Cash Collateral (2)		—		—
Net Derivative Amounts		$19,181		$6,332

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

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of (loss) gain recognized in other comprehensive income (loss)	$(13,940)	(17,040)	34,181	(117,401)
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest expense	(10,468)	(6,628)	(20,487)	(8,717)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of June 30, 2021 and 2020.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Fair Value Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income	$189	(2,239)	(50)	4,530
Derivatives designated as hedging instruments	Interest income	(210)	(136)	57	(7,324)
Cash Flow Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated other comprehensive income (loss)	Interest expense	(10,468)	(6,628)	(20,487)	(8,717)
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Other expense	—	—	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(10,489)	(9,003)	(20,480)	(11,511)

There was no fee income related to derivative interest rate swaps executed with commercial loan customers for the three months ended June 30, 2021 and June 30, 2020. Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $1.8 million and $1.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Balance sheet location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In thousands)
Loans receivable, net (1)(2)	$149,951	—	$5,810	8,798
(1) At June 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $396.6 million; the cumulative basis adjustments associated with these hedging relationships was $5.8 million; and the amounts of the designated hedged items were $150.0 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of June 30, 2021 includes $5.9 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2021:

	Consolidated Statements of Income location	Amount of Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
		(In thousands)
Other Contracts	Other income / (expense)	$(38)	4	71	(125)
Total		$(38)	4	71	(125)

14.    Comprehensive Income
 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended June 30,
	2021			2020
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$109,036	(29,229)	79,807	58,829	(16,218)	42,611
Other comprehensive loss:
Change in funded status of retirement obligations	170	(48)	122	416	(117)	299
Unrealized losses on debt securities available-for-sale	(4,869)	1,161	(3,708)	(1,216)	219	(997)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	39	(9)	30	73	(17)	56
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	268	(75)	193	385	(108)	277
Net losses on derivatives	(3,472)	976	(2,496)	(10,412)	2,927	(7,485)
Total other comprehensive loss	(7,864)	2,005	(5,859)	(10,754)	2,904	(7,850)
Total comprehensive income	$101,172	(27,224)	73,948	48,075	(13,314)	34,761

	Six Months Ended June 30,
	2021			2020
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$208,385	(56,303)	152,082	112,988	(30,865)	82,123
Other comprehensive income (loss):
Change in funded status of retirement obligations	338	(95)	243	444	(125)	319
Unrealized (losses) gains on debt securities available-for-sale	(28,919)	6,891	(22,028)	48,193	(11,562)	36,631
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	80	(19)	61	147	(35)	112
Reclassification adjustment for security gains included in net income	(398)	99	(299)	—	—	—
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	517	(145)	372	635	(178)	457
Net gains (losses) on derivatives	54,668	(15,367)	39,301	(108,684)	30,551	(78,133)
Total other comprehensive income (loss)	26,286	(8,636)	17,650	(59,265)	18,651	(40,614)
Total comprehensive income	$234,671	(64,939)	169,732	53,723	(12,214)	41,509

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized losses on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2020	$(9,485)	(184)	57,204	(9,809)	(77,742)	(40,016)
Net change	243	61	(22,327)	372	39,301	17,650
Balance - June 30, 2021	$(9,242)	(123)	34,877	(9,437)	(38,441)	(22,366)

Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	319	112	36,631	457	(78,133)	(40,614)
Balance - June 30, 2020	$(6,371)	(274)	66,087	(10,172)	(108,506)	(59,236)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities, net	$—	—	(398)	—
Change in funded status of retirement obligations
Amortization of net loss	170	299	338	599
Compensation and fringe benefits	170	299	338	599
Reclassification adjustment for unrealized losses on derivatives
Interest expense	10,468	6,092	20,487	8,181
Total before tax	10,638	6,391	20,427	8,780
Income tax expense	(2,852)	(1,762)	(5,527)	(2,398)
Net of tax	$7,786	4,629	14,900	6,382

15.    Stockholders’ Equity

 The changes in the components of stockholders’ equity for the three months ended June 30, 2021 and 2020 are as follows:

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at March 31, 2020	$3,591	2,826,288	1,247,028	(1,353,246)	(77,517)	(51,386)	2,594,758
Net income	—	—	42,611	—	—	—	42,611
Other comprehensive loss, net of tax	—	—	—	—	—	(7,850)	(7,850)
Common stock issued to finance acquisition	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (298,977 shares)	—	—	—	(2,429)	—	—	(2,429)
Treasury stock allocated to restricted stock plan (4,000 shares)	—	(36)	(13)	49	—	—	—
Compensation cost for stock options and restricted stock	—	3,954	—	—	—	—	3,954
Cash dividend paid ($0.12 per common share)	—	—	(30,021)	—	—	—	(30,021)
ESOP shares allocated or committed to be released	—	247	—	—	749	—	996
Balance at June 30, 2020	$3,619	2,851,306	1,259,605	(1,355,626)	(76,768)	(59,236)	2,622,900

Balance at March 31, 2021	$3,619	2,860,045	1,376,774	(1,378,858)	(74,521)	(16,507)	2,770,552
Net income	—	—	79,807	—	—	—	79,807
Other comprehensive loss, net of tax	—	—	—	—	—	(5,859)	(5,859)
Purchase of treasury stock (299,838 shares)	—	—	—	(4,343)	—	—	(4,343)
Treasury stock allocated to restricted stock plan (22,823 shares)	—	(335)	49	286	—	—	—
Compensation cost for stock options and restricted stock	—	3,707	—	—	—	—	3,707
Exercise of stock options	—	8	—	3,019	—	—	3,027
Restricted stock forfeitures (12,000 shares)	—	134	12	(146)	—	—	—
Cash dividend paid ($0.14 per common share)	—	—	(34,613)	—	—	—	(34,613)
ESOP shares allocated or committed to be released	—	1,000	—	—	749	—	1,749
Balance at June 30, 2021	$3,619	2,864,559	1,422,029	(1,380,042)	(73,772)	(22,366)	2,814,027

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
The following tables present our assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy at June 30, 2021 and December 31, 2020.

	At June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$9,698	9,698	—	—
Debt securities available for sale:
Government-sponsored enterprises	$4,064	—	4,064	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,189,868	—	1,189,868	—
Federal National Mortgage Association	1,188,302	—	1,188,302	—
Government National Mortgage Association	162,181	—	162,181	—
Total debt securities available-for-sale	$2,544,415	—	2,544,415	—
Interest rate swaps	$19,181	—	19,181	—
Liabilities:
Derivatives:
Interest rate swaps	$6,186	—	6,186	—
Other contracts	146	—	146	—
Total derivatives	$6,332	—	6,332	—

	At December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$36,000	36,000	—	—
Debt securities available for sale:
Debt securities:
Government-sponsored enterprises	4,482	—	4,482	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,317,052	—	1,317,052	—
Federal National Mortgage Association	1,205,426	—	1,205,426	—
Government National Mortgage Association	231,477	—	231,477	—
Total debt securities available-for-sale	$2,758,437	—	2,758,437	—
Interest rate swaps	$34,577	—	34,577	—
Liabilities:
Derivatives:
Interest rate swaps	$275	—	275	—
Other contracts	217	—	217	—
Total derivatives	$492	—	492	—
    There have been no changes in the methodologies used at June 30, 2021 from December 31, 2020, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021.

    There were no Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2021 and December 31, 2020.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At June 30, 2021, the fair value model used prepayment speeds ranging from 3.17% to 31.20% and a discount rate of 11.32% for the valuation of the mortgage servicing rights. At December 31, 2020, the fair value model used prepayment speeds ranging from 14.46% to 23.58% and a discount rate of 12.03% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis that have changed for the periods ended June 30, 2021 and December 31, 2020. For the three months ended June 30, 2021, there was no change to the carrying value of other real estate owned, collateral dependent loans or operating lease equipment. For the three months ended December 31, 2020, there was no change to the carrying value of other real estate owned or collateral dependent loans.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at June 30, 2021
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	3.2%	31.2%	14.76%	$9,047	—	—	9,047
						$9,047	—	—	9,047

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	14.5%	23.6%	17.76%	$10,663	—	—	10,663
Operating lease equipment	Market comparable	Lack of marketability	0.0%	10.4%	10.41%	15,007	—	—	15,007
						$25,670	—	—	25,670
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2021
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$770,396	770,396	770,396	—	—
Equities	9,698	9,698	9,698	—	—
Debt securities available-for-sale	2,544,415	2,544,415	—	2,544,415	—
Debt securities held-to-maturity, net	1,178,812	1,253,521	—	1,169,778	83,743
FHLB stock	199,826	199,826	199,826	—	—
Loans held for sale	—	—	—	—	—
Net loans	21,082,521	21,108,980	—	—	21,108,980
Derivative financial instruments	19,181	19,181	—	19,181	—
Financial liabilities:
Deposits, other than time deposits	$17,152,701	17,152,701	17,152,701	—	—
Time deposits	2,286,265	2,287,966	—	2,287,966	—
Borrowed funds	4,033,864	4,084,597	—	4,084,597	—
Derivative financial instruments	6,332	6,332	—	6,332	—

	December 31, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$170,432	170,432	170,432	—	—
Equities	36,000	36,000	36,000	—	—
Debt securities available-for-sale	2,758,437	2,758,437	—	2,758,437	—
Debt securities held-to-maturity, net	1,247,853	1,320,872	—	1,253,566	67,306
FHLB stock	159,829	159,829	159,829	—	—
Loans held for sale	30,357	30,357	—	30,357	—
Net loans	20,580,451	20,787,917	—	—	20,787,917
Derivative financial instruments	34,577	34,577	—	34,577	—
Financial liabilities:
Deposits, other than time deposits	$16,807,240	16,807,240	16,807,240	—	—
Time deposits	2,718,179	2,726,230	—	2,726,230	—
Borrowed funds	3,295,790	3,367,491	—	3,367,491	—
Derivative financial instruments	492	492	—	492	—
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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,733	2,908	7,331	6,858
Other income	4,630	1,965	9,203	4,984
Total revenue from contracts with customers	$8,363	4,873	16,534	11,842
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
Dividend
    On July 28, 2021, the Company declared a cash dividend of $0.14 per share. The $0.14 dividend per share will be paid to stockholders on August 25, 2021, with a record date of August 10, 2021.
Citizens Financial Group, Inc. Merger Agreement
On July 28, 2021, Citizens Financial Group, Inc. (“Citizens”) and the Company announced that they have entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of the Company for a combination of stock and cash. Under the terms of the agreement and plan of merger, shareholders of the Company will receive 0.297 of a share of Citizens common stock and $1.46 in cash for each share of the Company they own. Following completion of the transaction, former shareholders of the Company will collectively own approximately 14% of the combined company. The implied total transaction value based on closing prices on July 27, 2021 is approximately $3.5 billion.
The agreement and plan of merger has been unanimously approved by the boards of directors of each company and the transaction is expected to close in the first or second quarter of 2022, subject to approval by the shareholders of the Company, receipt of required regulatory approvals and other customary closing conditions.
FDIC Approval of Acquisition of Berkshire Bank Branches
During July 2021, the Bank received approval from the FDIC for the previously announced purchase of Berkshire Bank’s New Jersey and eastern Pennsylvania branches. The Bank expects to complete the transaction on August 27, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
    Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, expenses related to our proposed merger with Citizens Financial Group, Inc., unexpected delays relating to the merger, or the inability to obtain shareholder or regulatory approvals or satisfy the other closing conditions required to complete the merger. In addition, the COVID-19 pandemic is having an adverse impact on us, our customers and the communities we serve. The adverse effect of the COVID-19 pandemic on us, our customers and the communities where we operate may adversely affect our business, results of operations and financial condition for an indefinite period of time. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the additional risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2021, we consider the following to be our critical accounting policies.
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
Allowance for Credit Losses on Debt Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities, municipal and corporate bonds, trust preferred securities (“TruPS”) and other. Nearly all of the mortgage-backed securities in the Company's portfolio are issued by U.S. government agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses and therefore the expectation of non-payment is zero.
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
Executive Summary
During 2020 and continuing into 2021, the entire country has been negatively impacted by the COVID-19 pandemic. Beginning in March 2020, the impacts of the COVID-19 pandemic, including social distancing guidelines, closure of non-essential businesses and shelter-at-home mandates, caused a global economic downturn. The economic downturn included an increase in unemployment and a decline in gross domestic product. Since April 2020, the unemployment rate has declined but remains elevated above the pre-pandemic unemployment rate. Gross domestic product grew in the third and fourth quarters of 2020 and first quarter of 2021 after declining in the first and second quarters of 2020.
We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers, communities and results of operations. All of our branches have normal operating hours and all lobbies have re-opened for our clients. In addition, the majority of our corporate workforce has returned to our corporate offices in some capacity while the remainder continue to work remotely in an effective manner. Proper protocols have been put in place in our branches and corporate offices to ensure the continued safety of our employees and customers.
As a result of the pandemic, certain borrowers are currently unable to meet their contractual payment obligations. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their deferral period. At June 30, 2021, loans with an aggregate outstanding balance of approximately $599 million were in COVID-19 related deferment.
Citizens Financial Group, Inc. Merger Agreement
On July 28, 2021, Citizens Financial Group, Inc. (“Citizens”) and Investors Bancorp, Inc. (“Investors”) announced that they have entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of Investors for a combination of stock and cash. Under the terms of the agreement and plan of merger, shareholders of Investors will receive 0.297 of a share of Citizens common stock and $1.46 in cash for each share of Investors they own. Following completion of the transaction, former shareholders of Investors will collectively own approximately 14% of the combined company. The implied total transaction value based on closing prices on July 27, 2021 is approximately $3.5 billion. The agreement and plan of merger has been unanimously approved by the boards of directors of each company and the transaction is expected to close in the first or second quarter of 2022, subject to approval by the shareholders of Investors, receipt of required regulatory approvals and other customary closing conditions.
Second Quarter of 2021 Results Summary
•We reported net income of $79.8 million, or $0.34 per diluted share, for the three months ended June 30, 2021 as compared to $72.3 million, or $0.31 per diluted share, for the three months ended March 31, 2021 and $42.6 million, or $0.18 per diluted share, for the three months ended June 30, 2020.
•Return on average assets and return on average equity were 1.22% and 11.42%, respectively, for the three months ended June 30, 2021.
•Net interest margin increased 21 basis points to 3.11% for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 driven by higher prepayment penalties and the lower cost of interest-bearing liabilities. Net interest margin excluding prepayment penalties increased 8 basis points.

•Provision for credit losses was a negative $9.7 million for the three months ended June 30, 2021 compared with a negative $3.0 million for the three months ended March 31, 2021. The Company recorded net recoveries of $806,000 during the quarter ended June 30, 2021 compared to net recoveries of $1.7 million during the quarter ended March 31, 2021. The allowance for loan losses as a percent of total loans was 1.26% at June 30, 2021 compared to 1.36% at March 31, 2021.
•Total non-interest income was $13.1 million for the three months ended June 30, 2021, a decrease of $6.9 million compared to the three months ended March 31, 2021 and an increase of $2.9 million compared to the three months ended June 30, 2020.
•Total non-interest expenses were $108.4 million for the three months ended June 30, 2021, an increase of $4.1 million compared to the three months ended March 31, 2021. Included in non-interest expenses for the second quarter of 2021 were $1.7 million of acquisition-related costs.
•Non-interest-bearing deposits increased $332.5 million, or 8.7%, during the three months ended June 30, 2021. The cost of interest-bearing deposits decreased 11 basis points to 0.43% for the three months ended June 30, 2021 compared to the three months ended March 31, 2021.
•Total loans increased $494.8 million, or 2.4%, to $21.37 billion at June 30, 2021 from $20.87 billion at March 31, 2021. Multi-family loans increased $335.6 million, or 4.6%, and C&I loans increased $124.4 million, or 3.4%, during the three months ended June 30, 2021.
•At June 30, 2021, COVID-19 related loan deferrals totaled $599.0 million, or 2.8% of loans, compared to $693.0 million, or 3.3% of loans, as of March 31, 2021. Approximately 87% of borrowers with a loan payment deferral are making interest payments.
•Non-accrual loans decreased to $77.6 million, or 0.36% of total loans, at June 30, 2021 as compared to $83.3 million, or 0.40% of total loans, at March 31, 2021 and $126.8 million, or 0.59% of total loans, at June 30, 2020.
•Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital Ratios were 10.60%, 13.17%, 13.17% and 14.48%, respectively, at June 30, 2021.
•During July 2021, we received approval from the FDIC for the previously announced purchase of Berkshire Bank’s New Jersey and eastern Pennsylvania branches. We expect to complete the transaction on August 27, 2021.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2021 and 2020
    Net Income. Net income for the three months ended June 30, 2021 was $79.8 million compared to net income of $42.6 million for the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 was $152.1 million compared to net income of $82.1 million for the six months ended June 30, 2020.
    Net Interest Income. Net interest income increased by $12.7 million, or 7.0%, to $194.7 million for the three months ended June 30, 2021 from $182.0 million for the three months ended June 30, 2020. Net interest margin increased 38 basis points to 3.11% for the three months ended June 30, 2021 from 2.73% for the three months ended June 30, 2020.
Net interest income increased by $20.2 million, or 5.7%, to $375.4 million for the six months ended June 30, 2021 from $355.3 million for the six months ended June 30, 2020. Net interest margin increased 29 basis points to 3.01% for the six months ended June 30, 2021 from 2.72% for the six months ended June 30, 2020.
    Total interest and dividend income decreased by $14.4 million, or 5.8%, to $231.9 million for the three months ended June 30, 2021. Interest income on loans decreased by $6.2 million, or 2.9%, to $211.5 million for the three months ended June 30, 2021, primarily attributed to the average balance of net loans which decreased $589.4 million to $20.78 billion, driven by paydowns and payoffs, partially offset by loan originations. In addition, the weighted average yield on net loans decreased 1 basis point to 4.07%. Prepayment penalties, which are included in interest income, totaled $10.8 million for the three months ended June 30, 2021 compared to $8.1 million for the three months ended June 30, 2020. Interest income on all other interest-earning assets, excluding loans, decreased by $8.2 million, or 28.6%, to $20.3 million for the three months ended June 30, 2021 which is attributed to the average balance of all other interest-earning assets, excluding loans, which decreased $1.09 billion to $4.23 billion for the three months ended June 30, 2021. In addition, the weighted average yield on interest-earning assets, excluding loans, decreased 22 basis points to 1.92% for the three months ended June 30, 2021.
Total interest and dividend income decreased by $49.9 million, or 9.9%, to $452.4 million for the six months ended June 30, 2021. Interest income on loans decreased by $32.0 million, or 7.2%, to $410.3 million for the six months ended

June 30, 2021, primarily as a result of a 17 basis point decrease in the weighted average yield on net loans to 3.98%. In addition, the average balance of net loans decreased $661.7 million to $20.64 billion, mainly from paydowns and payoffs, partially offset by loan originations and $453.3 million of loans acquired from Gold Coast in April 2020. Prepayment penalties, which are included in interest income, totaled $13.1 million for the six months ended June 30, 2021 compared to $15.8 million for the six months ended June 30, 2020. Interest income on all other interest-earning assets, excluding loans, decreased by $17.9 million, or 29.9%, to $42.1 million for the six months ended June 30, 2021 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 54 basis points to 1.94%. In addition, the average balance of all other interest-earning assets, excluding loans, decreased $499.5 million to $4.34 billion for the six months ended June 30, 2021.
    Total interest expense decreased by $27.1 million, or 42.2%, to $37.1 million for the three months ended June 30, 2021. Interest expense on interest-bearing deposits decreased $23.0 million, or 59.0%, to $16.0 million for the three months ended June 30, 2021. The weighted average cost of interest-bearing deposits decreased 50 basis points to 0.43% for the three months ended June 30, 2021. In addition, the average balance of total interest-bearing deposits decreased $1.98 billion, or 11.9%, to $14.71 billion for the three months ended June 30, 2021. Interest expense on borrowed funds decreased by $4.1 million, or 16.2%, to $21.1 million for the three months ended June 30, 2021. The average balance of borrowed funds decreased $1.01 billion, or 20.1%, to $4.02 billion for the three months ended June 30, 2021. Partially offsetting this decrease, the weighted average cost of borrowings increased 9 basis points to 2.10% for the three months ended June 30, 2021.
Total interest expense decreased by $70.1 million, or 47.7%, to $77.0 million for the six months ended June 30, 2021. Interest expense on interest-bearing deposits decreased $55.0 million, or 59.7%, to $37.2 million for the six months ended June 30, 2021. The weighted average cost of interest-bearing deposits decreased 66 basis points to 0.49% for the six months ended June 30, 2021. In addition, the average balance of total interest-bearing deposits decreased $850.8 million, or 5.3%, to $15.17 billion for the six months ended June 30, 2021. Interest expense on borrowed funds decreased by $15.1 million, or 27.5%, to $39.8 million for the six months ended June 30, 2021. The average balance of borrowed funds decreased $1.63 billion, or 30.4%, to $3.73 billion for the six months ended June 30, 2021. Partially offsetting this decrease, the weighted average cost of borrowings increased 8 basis points to 2.13% for the six months ended June 30, 2021.
    Provision for Credit Losses. Our provision for credit losses is primarily a result of the expected credit losses on our loans, unfunded commitments and held-to-maturity debt securities over the life of these financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. Our provision for credit losses is also impacted by the inherent credit risk in these financial instruments, the composition of and changes in our portfolios of these financial instruments, and the level of charge-offs. At June 30, 2021, our allowance for credit losses and related provision continued to be affected by the impact of the COVID-19 pandemic on the current and forecasted economic conditions. During the three months ended June 30, 2021, there was continued improvement in the U.S. and global macroeconomic consensus outlooks, which resulted in an improvement in the economic outlook used to determine the provision for credit losses when compared to June 30, 2020. For the three months ended June 30, 2021, our provision for credit losses was negative $9.7 million, compared to $33.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, net loan recoveries were $806,000 compared to net loan charge-offs of $4.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, our provision for credit losses was negative $12.7 million, compared to $64.5 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, net loan recoveries were $2.5 million compared to net loan charge-offs of $12.1 million for the six months ended June 30, 2020.
    Non-Interest Income. Total non-interest income increased $2.9 million to $13.1 million for the three months ended June 30, 2021. The increase was due primarily to an increase of $3.5 million in fees and service charges primarily related to our mortgage servicing rights valuation and an increase of $2.1 million in income from our wealth and investment products, partially offset by a decrease of $2.3 million in gain on loans due to a lower volume of mortgage banking loan sales to third parties.
Total non-interest income increased $8.3 million to $33.1 million for the six months ended June 30, 2021. The increase in non-interest income was due primarily to an increase of $3.3 million in fees and service charges related to our mortgage servicing rights valuation, an increase of $2.8 million in income from our wealth and investment products, an increase of $1.1 million in PPP referral income and an increase of $819,000 in customer swap fee income.
    Non-Interest Expenses. Total non-interest expenses were $108.4 million for the three months ended June 30, 2021, an increase of $8.4 million, or 8.4%, compared to the three months ended June 30, 2020. The increase was driven by an increase of $5.6 million in compensation and fringe benefit expense primarily related to medical expenses and incentive compensation. Included in non-interest expenses for the second quarter of 2021 were $1.7 million of acquisition-related costs.

Total non-interest expenses were $212.8 million for the six months ended June 30, 2021, an increase of $10.2 million, or 5.0%, compared to the six months ended June 30, 2020. This increase was driven by an increase of $7.6 million in compensation and fringe benefit expense primarily related to medical expenses and incentive compensation.
    Income Taxes. Income tax expense for the second quarter of 2021 was $29.2 million compared to $16.2 million for the second quarter 2020.  The effective tax rate was 26.8% for the three months ended June 30, 2021 and 27.6% for the three months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021 was $56.3 million compared to $30.9 million for the six months ended June 30, 2020.  The effective tax rate was 27.0% for the six months ended June 30, 2021 and 27.3% for the six months ended June 30, 2020. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where we operate, because tax rates differ among such jurisdictions.
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

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$264,693	$38	0.06%	$1,292,904	$294	0.09%
Equity securities	13,225	63	1.91%	6,166	32	2.08%
Debt securities available-for-sale	2,585,131	10,587	1.64%	2,631,028	15,627	2.38%
Debt securities held-to-maturity, net	1,171,317	7,657	2.61%	1,145,553	8,531	2.98%
Net loans	20,777,927	211,523	4.07%	21,367,323	217,733	4.08%
Stock in FHLB	194,845	1,983	4.07%	247,971	3,997	6.45%
Total interest-earning assets	25,007,138	231,851	3.71%	26,690,945	246,214	3.69%
Non-interest-earning assets	1,121,153			1,125,776
Total assets	$26,128,291			$27,816,721
Interest-bearing liabilities:
Savings deposits	$2,008,855	$1,404	0.28%	$2,051,599	$2,907	0.57%
Interest-bearing checking	6,044,766	6,536	0.43%	5,891,587	8,873	0.60%
Money market accounts	4,365,351	4,501	0.41%	4,345,850	9,880	0.91%
Certificates of deposit	2,291,616	3,552	0.62%	4,406,310	17,331	1.57%
Total interest-bearing deposits	14,710,588	15,993	0.43%	16,695,346	38,991	0.93%
Borrowed funds	4,019,587	21,148	2.10%	5,030,118	25,236	2.01%
Total interest-bearing liabilities	18,730,175	37,141	0.79%	21,725,464	64,227	1.18%
Non-interest-bearing liabilities	4,603,486			3,458,409
Total liabilities	23,333,661			25,183,873
Stockholders’ equity	2,794,630			2,632,848
Total liabilities and stockholders’ equity	$26,128,291			$27,816,721
Net interest income		$194,710			$181,987
Net interest rate spread(1)			2.92%			2.51%
Net interest-earning assets(2)	$6,276,963			$4,965,481
Net interest margin(3)			3.11%			2.73%
Ratio of interest-earning assets to total interest-bearing liabilities	1.34			1.23

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$319,342	$99	0.06%	$830,466	$1,134	0.27%
Equity securities	24,324	329	2.71%	6,128	65	2.12%
Debt securities available-for-sale	2,617,290	21,855	1.67%	2,606,451	32,898	2.52%
Debt securities held-to-maturity	1,196,793	15,656	2.62%	1,136,836	17,525	3.08%
Net loans	20,635,564	410,273	3.98%	21,297,309	442,262	4.15%
Stock in FHLB	182,170	4,183	4.59%	259,507	8,429	6.50%
Total interest-earning assets	24,975,483	452,395	3.62%	26,136,697	502,313	3.84%
Non-interest-earning assets	1,130,432			1,041,099
Total assets	$26,105,915			$27,177,796
Interest-bearing liabilities:
Savings deposits	$2,011,367	$2,884	0.29%	$2,042,680	$6,815	0.67%
Interest-bearing checking	6,160,437	13,564	0.44%	5,728,476	25,533	0.89%
Money market accounts	4,529,517	11,661	0.51%	4,082,474	24,104	1.18%
Certificates of deposit	2,463,766	9,076	0.74%	4,162,221	35,718	1.72%
Total interest-bearing deposits	15,165,087	37,185	0.49%	16,015,851	92,170	1.15%
Borrowed funds	3,729,050	39,765	2.13%	5,355,731	54,873	2.05%
Total interest-bearing liabilities	18,894,137	76,950	0.81%	21,371,582	147,043	1.38%
Non-interest-bearing liabilities	4,445,327			3,173,754
Total liabilities	23,339,464			24,545,336
Stockholders’ equity	2,766,451			2,632,460
Total liabilities and stockholders’ equity	$26,105,915			$27,177,796
Net interest income		$375,445			$355,270
Net interest rate spread(1)			2.81%			2.46%
Net interest-earning assets(2)	$6,081,346			$4,765,115
Net interest margin(3)			3.01%			2.72%
Ratio of interest-earning assets to total interest-bearing liabilities	1.32			1.22

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020
    Total Assets. Total assets increased by $779.0 million, or 3.0%, to $26.80 billion at June 30, 2021 from December 31, 2020. Cash and cash equivalents increased by $600.0 million to $770.4 million at June 30, 2021 from December 31, 2020. Net loans increased by $502.1 million, or 2.4%, to $21.08 billion at June 30, 2021 from December 31, 2020. Securities decreased by $309.4 million, or 7.7%, to $3.73 billion at June 30, 2021 from December 31, 2020.
    Net Loans. Net loans increased by $502.1 million to $21.08 billion at June 30, 2021 from $20.58 billion at December 31, 2020. The detail of the loan portfolio is below:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,566,131	7,122,840
Commercial real estate loans	4,968,393	4,947,212
Commercial and industrial loans	3,766,551	3,575,641
Construction loans	464,887	404,367
Total commercial loans	16,765,962	16,050,060
Residential mortgage loans	3,887,917	4,119,894
Consumer and other	712,147	702,801
Total loans	21,366,026	20,872,755
Deferred fees, premiums and other, net	(13,391)	(9,318)
Allowance for loan losses	(270,114)	(282,986)
Net loans	$21,082,521	20,580,451
    During the six months ended June 30, 2021, we originated or funded $1.25 billion in multi-family loans, $658.8 million in residential loans, $572.4 million in commercial and industrial loans, $412.5 million in commercial real estate loans, $47.2 million in construction loans and $33.4 million in consumer and other loans. Our originations reflect our continued focus on diversifying our loan portfolio. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
    One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. We have not originated residential mortgage loans without verifying income in recent years. As of June 30, 2021, these loans totaled $94.1 million. As of June 30, 2021, interest-only residential and consumer loans totaled $21.9 million, which represented less than 1% of the residential and consumer portfolio. Although it is not a standard product offering for commercial real estate and multi-family loans, we originate interest-only in addition to amortizing loans in these segments. As of June 30, 2021, these loans totaled $1.91 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks. Since April 2020, we have, at the request of commercial borrowers experiencing financial difficulty resulting from the pandemic, temporarily deferred the payment of principal and/or interest for an agreed-upon period of time. Although a significant portion of these loans are paying interest-only during the deferral period, they are not included in the amount of interest-only loans disclosed in this section.

Loan Deferrals. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their initial deferral period. At May 4, 2020, loans with an aggregated outstanding balance of $4.3 billion, or 20.1% of total loans, were in COVID-19 related deferment. Since then, customers representing over $3.7 billion have ended their COVID-19 related deferrals and as of June 30, 2021, loans with an aggregate outstanding balance of approximately $599.0 million, or 2.8% of total loans, were in COVID-19 related deferment.
The following table presents the balance of deferred loans in the Company’s loan portfolio by loan segment, industry sector and type of deferral as of June 30, 2021.

Segment and industry sector	Principal and Interest Deferral	Principal Deferral	Total	Deferred Loan % of Total Loans (1)
	(Dollars in millions)
Commercial and industrial
Accommodation and food service	$2	173	175	0.8%
Arts, entertainment and recreation	—	32	32	0.2%
Real estate and rental	—	1	1	—%
Total deferred commercial and industrial	2	206	208	1.0%
Commercial real estate
Office	—	40	40	0.2%
Accommodation and food service	2	70	72	0.3%
Other	—	3	3	—%
Total deferred commercial real estate	2	113	115	0.5%
Construction	—	—	—	—%
Multi-family	—	201	201	0.9%
Total deferred commercial loans	4	520	524	2.4%
Residential and consumer	75	—	75	0.4%
Total deferred loans (2)	$79	520	599	2.8%
(1) Percentage calculated using total loan balance as of June 30, 2021.
(2) Of the total deferred loans, approximately 23% of the deferments expire in the third quarter of 2021, 35% in the fourth quarter of 2021 with the remainder expiring in January 2022.
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

The following table presents the Company’s loan portfolio at June 30, 2021 by industry sector:

Segment/Industry	Loan Balance (in millions)	% of Total Segment
Commercial and industrial:
Accommodation and food service	$290	8%
Administrative and support and waste management	149	4%
Agriculture, forestry, fishing and hunting	23	1%
Arts, entertainment, and recreation	70	2%
Construction	298	8%
Educational service	126	3%
Finance and insurance	251	7%
Health care and social assistance	636	17%
Information	132	4%
Management of companies and enterprises	5	0%
Manufacturing	196	5%
Mining, quarrying, and oil and gas extraction	49	1%
Professional, scientific, and technical services	115	3%
Public administration	1	0%
Real estate and rental	605	16%
Retail trade - clothing, home, gasoline, health	149	4%
Retail trade - sporting, hobby, vending, e-commerce	9	0%
Transportation - air, rail, truck, water, pipeline	215	6%
Utilities	2	0%
Wholesale trade	218	6%
Other	228	6%
Total commercial and industrial	$3,767	100%

Commercial real estate:
Accommodation and food service	$105	2%
Arts, entertainment, and recreation	14	0%
Health care and social assistance	144	3%
Mixed use property	503	10%
Office	1,216	24%
Retail store	900	18%
Shopping center	987	20%
Warehouse	690	14%
Other	409	8%
Total commercial real estate	$4,968	100%

Multi-family	7,566	100%
Construction	465	100%
Residential and consumer	4,600	100%
Total loans	$21,366	100%

Non-Performing Loans. The following table sets forth non-accrual loans (excluding loans held-for-sale) and accruing troubled debt restructured loans on the dates indicated as well as certain asset quality ratios:

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	11	$16.6	13	$19.2	15	$35.6	13	$51.1	14	$48.3
Commercial real estate	24	13.0	25	14.0	29	15.9	28	17.8	22	12.3
Commercial and industrial	13	5.2	15	4.4	21	9.2	19	10.9	29	15.6
Construction	—	—	—	—	—	—	—	—	—	—
Total commercial loans	48	34.8	53	37.6	65	60.7	60	79.8	65	76.2
Residential and consumer	232	42.8	239	45.7	246	46.4	250	52.2	255	50.6
Total non-accrual loans	280	$77.6	292	$83.3	311	$107.1	310	$132.0	320	$126.8
Accruing troubled debt restructured loans	49	$9.3	45	$9.1	47	$9.2	51	$9.8	52	$12.2
Non-accrual loans to total loans		0.36%		0.40%		0.51%		0.63%		0.59%
Allowance for loan losses as a percent of non-accrual loans		348.05%		340.60%		264.17%		217.75%		215.48%
Allowance for loan losses as a percent of total loans		1.26%		1.36%		1.36%		1.37%		1.28%
    Total non-accrual loans were $77.6 million at June 30, 2021 compared to $83.3 million at March 31, 2021 and $126.8 million at June 30, 2020. At June 30, 2021, there were $2.2 million of multi-family loans, $2.1 million of commercial and industrial loans and $1.9 million of commercial real estate loans that were classified as non-accrual which were performing in accordance with their contractual terms. Criticized and classified loans as a percent of total loans decreased to 7.66% at June 30, 2021 from 7.99% at December 31, 2020. We continue to proactively and diligently work to resolve our troubled loans.
During the six months ended June 30, 2021, we sold three non-performing multi-family loans totaling $19.9 million and recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. Also during the six months ended June 30, 2021, we sold a $762,000 non-performing commercial real estate loan.
    At June 30, 2021, there were $28.3 million of loans deemed as TDRs, of which $23.4 million were residential and consumer loans, $4.5 million were commercial real estate loans and $430,000 were commercial and industrial loans. TDRs of $9.3 million were classified as accruing and $19.0 million were classified as non-accrual at June 30, 2021. Included were $1.4 million of residential loans deemed to be TDRs as the borrower was granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR as described in Note 6, Loans Receivable, Net.
    In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2021, we have deemed potential problem loans totaling $81.7 million, which is comprised of 13 multi-family loans totaling $64.1 million, 5 commercial and industrial loans totaling $15.5 million and 4 commercial real estate loans totaling $2.1 million. In addition, we continue to support our customers by deferring payments for borrowers experiencing hardship because of the COVID-19 pandemic. As of June 30, 2021, $599 million, or 2.8%, of loans were deferring principal and/or interest payments. For further information, please refer to the Loan Deferrals disclosure above. Management is actively monitoring all of these loans.
    The ratio of non-accrual loans to total loans was 0.36% at June 30, 2021 compared to 0.51% at December 31, 2020. The allowance for loan losses as a percentage of non-accrual loans was 348.05% at June 30, 2021 compared to 264.17% at

December 31, 2020. At June 30, 2021, our allowance for loan losses as a percentage of total loans was 1.26% compared to 1.36% at December 31, 2020.
    Allowance for Credit Losses on Loans. The allowance for loan losses decreased by $12.9 million to $270.1 million at June 30, 2021 from $283.0 million at December 31, 2020. The decrease reflects a negative provision for loan losses of $15.4 million, partially offset by an increase of $2.5 million resulting from net loan recoveries. Our allowance for loan losses at June 30, 2021 was affected by the improving current and forecasted economic conditions. Future increases in the allowance for loan losses may be necessary based on the composition of and change in the loan portfolio, the level of loan delinquency and the current and forecasted economic condition over the life of our loans.
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

	June 30, 2021		December 31, 2020
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$61,711	35.4%	$56,731	34.1%
Commercial real estate loans	93,453	23.3%	115,918	23.7%
Commercial and industrial loans	82,841	17.6%	79,327	17.1%
Construction loans	12,820	2.2%	7,267	2.0%
Residential mortgage loans	16,189	18.2%	19,941	19.7%
Consumer and other loans	3,100	3.3%	3,802	3.4%
Total allowance	$270,114	100.0%	$282,986	100.0%
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
    At June 30, 2021, our securities portfolio represented 13.9% of our total assets. Securities, in the aggregate, decreased by $309.4 million, or 7.7%, to $3.73 billion at June 30, 2021 from December 31, 2020. This decrease was primarily a result of paydowns and sales, partially offset by purchases. At June 30, 2021, our allowance for credit losses on held-to-maturity debt securities was $2.1 million.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $40.0 million, or 25.0%, to $199.8 million at June 30, 2021 from $159.8 million at December 31, 2020. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $226.3 million at June 30, 2021 and $223.7 million at December 31, 2020. Other assets were $145.2 million at June 30, 2021 and $163.2 million at December 31, 2020. The decrease in other assets was primarily driven by hedge-related assets.
Deposits.  At June 30, 2021, deposits totaled $19.44 billion, representing 81.0% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We are committed to our plan of attracting more core deposits because they represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits decreased by $86.5 million, or 0.4%, to $19.44 billion at June 30, 2021 from $19.53 billion at December 31, 2020 primarily driven by decreases in money market and time deposits, offset by an increase in checking account deposits. Checking accounts increased $817.7 million to $10.52 billion at June 30, 2021 from $9.71 billion at December 31, 2020. Core deposits represented approximately 88% of our total deposit portfolio at June 30, 2021 compared to 86% at December 31, 2020.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	June 30, 2021		December 31, 2020
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$4,169,816	21.4%	$3,663,073	18.8%
Interest-bearing:
Checking accounts	6,354,368	32.7%	6,043,393	30.9%
Money market deposits	4,551,806	23.4%	5,037,327	25.8%
Savings	2,076,711	10.7%	2,063,447	10.6%
Certificates of deposit	2,286,265	11.8%	2,718,179	13.9%
Total Deposits	$19,438,966	100.0%	$19,525,419	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $738.1 million, or 22.4%, to $4.03 billion at June 30, 2021 from $3.30 billion at December 31, 2020 to support balance sheet growth.
Stockholders’ Equity. Stockholders’ equity increased by $104.0 million to $2.81 billion at June 30, 2021 from $2.71 billion at December 31, 2020. The increase was primarily attributed to net income of $152.1 million, other comprehensive income of $17.7 million and share-based plan activity of $15.5 million for the six months ended June 30, 2021. These increases were partially offset by cash dividends paid of $0.28 per share totaling $69.2 million and the repurchase of 1.0 million shares of common stock for $12.0 million during the six months ended June 30, 2021.
Liquidity and Capital Resources
    The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is usually a predictable source of funds, deposit flows and mortgage and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. The Company’s total borrowing capacity from the FHLB and other borrowing sources was approximately $22.69 billion, which includes outstanding borrowings at June 30, 2021. Excluding outstanding borrowings, available borrowing capacity and other available liquidity sources totaled approximately $12.57 billion at June 30, 2021. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress related to the COVID-19 pandemic that began in the first quarter of 2020.
    At June 30, 2021, the Company had no overnight borrowings outstanding. The Company had $188.0 million of overnight borrowings outstanding at December 31, 2020. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $4.03 billion at June 30, 2021, an increase of $738.1 million from $3.30 billion at December 31, 2020.
    In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2021, commitments to originate loans totaled $259.1 million; unused home equity lines of credit and undisbursed business and construction loans totaled approximately $2.29 billion; and outstanding standby letters of credit totaled $47.9 million. There were no outstanding commitments to sell loans. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.01 billion at June 30, 2021. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

    Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. On May 24, 2021 S&P revised our rating outlook to stable from negative to reflect decreasing economic risks and on July 30, 2021 our rating was placed on positive after the acquisition agreement with Citizens Financial Group was announced. In May 2020, S&P had revised our rating outlook to negative due to economic downturn from COVID-19.
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

As of June 30, 2021, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of June 30, 2021 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,440,375	9.39%	$1,039,813	4.00%	$1,299,766	5.00%
Common Equity Tier 1 Risk-Based Capital	2,440,375	11.67%	1,463,983	7.00%	1,359,412	6.50%
Tier 1 Risk Based Capital	2,440,375	11.67%	1,777,693	8.50%	1,673,123	8.00%
Total Risk-Based Capital	2,701,929	12.92%	2,195,974	10.50%	2,091,404	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,759,117	10.60%	$1,041,652	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,759,117	13.17%	1,466,857	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,759,117	13.17%	1,781,184	8.50%	n/a	n/a
Total Risk-Based Capital	3,034,679	14.48%	2,200,286	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2021:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding finance leases)	$4,033,864	2,549,830	648,813	547,899	287,322
Commitments to originate and purchase loans	$259,087	259,087	—	—	—
Commitments to sell loans	$—	—	—	—	—

    Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms, and none of the borrowings were callable at the option of the lender as of June 30, 2021. Additionally, at June 30, 2021, the Company’s commitments to fund unused lines of credit totaled $2.29 billion. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    In addition to the contractual obligations previously discussed, we have other liabilities which include $213.1 million of operating lease liabilities of which $3.6 million was acquired from Gold Coast during the year ended December 31, 2020. We have $1.6 million of finance lease liabilities. These contractual obligations as of June 30, 2021 have not changed significantly from December 31, 2020.
    In the normal course of business, the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.

Derivative Instruments and Hedging Activities. The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three and six months ended June 30, 2021, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed rate assets. These derivatives had an aggregate notional amount of $3.58 billion as of June 30, 2021. During the year ended December 31, 2020, the Company terminated two interest rate swaps with an aggregate notional amount of $475.0 million that had been used to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. Also during the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million that had been designated as cash flow hedges on wholesale funding.
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
As of June 30, 2021, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.58 billion. As of December 31, 2020, the Company had cash flow hedges with aggregate notional amounts of $3.33 billion. During the year ended December 31, 2020, the Company terminated cash flow hedges with an aggregate notional of $400.0 million. Also during the year ended December 31, 2020, the Company terminated fair value hedges with an aggregate notional of $475.0 million, and the Company had no interest rate swaps designated as fair value hedges as of December 31, 2020.
    We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At June 30, 2021, 18.2% of our total loan portfolio was comprised of residential mortgages, of which approximately 25.3% was in variable rate products, while 74.7% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the LIBOR administrator announced plans to consult on easing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States banking regulators concurrently issued a joint statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the recommended alternative rate to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $7.87 billion in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and evaluating the related risks.
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
    Quantitative Analysis. The table below sets forth, as of June 30, 2021, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1)			Net Interest Income (2)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$4,128,045	(158,188)	(3.7)%	$744,781	(19,888)	(2.6)%
0bp	$4,286,233	—	—	$764,669	—	—
-100bp	$4,062,237	(223,996)	(5.2)%	$765,966	1,297	0.2%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)Assumes a gradual change in interest rates over a one year period at all maturities.
    The table above indicates that at June 30, 2021, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 3.7% decrease in EVE and a $19.9 million, or 2.6%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 5.2% decrease in EVE and a $1.3 million, or 0.2%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
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
    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
    The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
    In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors relating to the Company’s proposed merger (“Merger”) with Citizens Financial Group, Inc. (“Citizens”) represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission, as updated by our Quarterly Reports on Form 10-Q. To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
There is no assurance when or even if the Merger will be completed.
Completion of the Merger is subject to satisfaction or waiver of a number of conditions. There can be no assurance that the Company and Citizens will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. Additionally, the Company and/or Citizens can terminate the merger agreement under specified circumstances. Moreover, the Company could face stockholder litigation relating to the Merger, which could prevent or delay the consummation of the Merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger may be completed, Citizens and the Company must obtain approvals (or waivers) from the Federal Reserve and the Office of the Comptroller of the Currency. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.
Failure to complete the Merger could negatively impact the Company’s stock price, business and financial results.
If the Merger is not completed, the ongoing business of the Company may be adversely affected and the Company may be subject to a number of risks, including the following:
•the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;
•under the Merger agreement, the Company is subject to certain restrictions on the conduct of its business before completing the Merger, which may adversely affect its ability to execute certain of its business strategies if the Merger is terminated; and
•matters relating to the Merger may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.
In addition, if the Merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. The Company could be subject to litigation related to any failure to complete the Merger, or to proceedings commenced by Citizens seeking damages or to compel the Company to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on the Company’s results of operation, business and stock price.

Combining the Company and Citizens may be more difficult, costly or time consuming than expected and the Company and Citizens may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Citizens. To realize the anticipated benefits and cost savings from the Merger, the Company and Citizens must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and Citizens are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.
The Company and Citizens have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the Merger on the combined company.
The Company’s shareholders will have significantly reduced ownership and voting interests after the Merger and will exercise less influence over management of the combined organization.
The Company’s shareholders currently have the right to vote in the election of the Company’s board of directors and on various other matters affecting the Company. Upon the completion of the Merger, the Company’s shareholders will become shareholders of Citizens with ownership of approximately 14% of the combined company. Therefore, the Company’s shareholders will have significantly reduced ownership and voting interests after the Merger.
The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others who deal with the Company to seek to change existing business relationships with the Company. Employee retention and recruitment may be particularly challenging prior to the effective time of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.
The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the Merger Agreement requires that the Company operate in the ordinary course of business and restricts the Company from taking certain actions prior to the effective time of the Merger or termination of the Merger Agreement without Citizen’s consent. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The combined company may be unable to retain the Company’s or Citizens’ personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and Citizens. It is possible that these employees may decide not to remain with the Company or Citizens, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If the Company and Citizens are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and Citizens to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and Citizens may not be able to locate or retain suitable replacements for any key employees who leave either company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2021 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
April 1, 2021 through April 30, 2021	34,618	$14.63	—	12,000,202
May 1, 2021 through May 31, 2021	990	14.64	—	12,000,202
June 1, 2021 through June 30, 2021	264,230	14.47	—	12,000,202
Total	299,838	$14.49	—	12,000,202
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of June 30, 2021.
(2) 299,838 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger by and among Investors Bancorp, Inc. and Gold Coast Bancorp, Inc. dated as of July 24, 2019. (1)

2.2	Agreement and Plan of Merger by and between Citizens Financial Group, Inc. and Investors Bancorp, Inc. dated as of July 28, 2021. (2)

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (3)

3.2	Bylaws of Investors Bancorp, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Inline XBRL Cover Page Interactive Data File

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File no. 001-36441), originally filed with the Securities and Exchange Commission on July 30, 2019.

(2)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File no. 001-36441), originally filed with the Securities and Exchange Commission on July 30, 2021.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966), originally filed with the Securities and Exchange Commission on December 20, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date:	August 6, 2021	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)