Form 10-Q
period 2021-09-30
Investors Bancorp, Inc.
filed 2021-11-05
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of October 29, 2021, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 247,746,235 outstanding.

INVESTORS BANCORP, INC.
FORM 10-Q

Part I Financial Information

ITEM 1.	FINANCIAL STATEMENTS
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$670,295	170,432
Equity securities	7,673	36,000
Debt securities available-for-sale, at estimated fair value	2,531,573	2,758,437
Debt securities held-to-maturity, net (estimated fair value of $1,336,957 and $1,320,872 at September 30, 2021 and December 31, 2020, respectively)	1,272,683	1,247,853
Loans receivable, net	21,624,728	20,580,451
Loans held-for-sale	397	30,357
Federal Home Loan Bank stock	177,058	159,829
Accrued interest receivable	81,549	79,705
Other real estate owned and other repossessed assets	5,849	7,115
Office properties and equipment, net	132,259	139,663
Operating lease right-of-use assets	203,522	199,981
Net deferred tax asset	109,588	116,805
Bank owned life insurance	227,822	223,714
Goodwill and intangible assets	133,237	109,633
Other assets	139,561	163,184
Total assets	$27,317,794	26,023,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$20,400,424	19,525,419
Borrowed funds	3,534,536	3,295,790
Advance payments by borrowers for taxes and insurance	152,407	115,729
Operating lease liabilities	216,374	212,559
Other liabilities	161,494	163,659
Total liabilities	24,465,235	23,313,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 361,869,872 issued at September 30, 2021 and December 31, 2020; 247,684,887 and 247,929,216 outstanding at September 30, 2021 and December 31, 2020, respectively	3,619	3,619
Additional paid-in capital	2,867,057	2,856,935
Retained earnings	1,454,309	1,339,003
Treasury stock, at cost; 114,184,985 and 113,940,656 shares at September 30, 2021 and December 31, 2020, respectively	(1,379,014)	(1,375,996)
Unallocated common stock held by the employee stock ownership plan	(71,144)	(73,542)
Accumulated other comprehensive loss	(22,268)	(40,016)
Total stockholders’ equity	2,852,559	2,710,003
Total liabilities and stockholders’ equity	$27,317,794	26,023,159
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$211,189	215,221	621,462	657,483
Securities:
Equity	65	45	394	110
Government-sponsored enterprise obligations	567	378	1,666	994
Mortgage-backed securities	13,321	18,095	42,738	61,251
Municipal bonds and other debt	3,601	3,277	10,596	9,928
Interest-bearing deposits	268	233	367	1,367
Federal Home Loan Bank stock	2,234	3,452	6,417	11,881
Total interest and dividend income	231,245	240,701	683,640	743,014
Interest expense:
Deposits	15,683	34,109	52,868	126,279
Borrowed funds	20,960	24,970	60,725	79,843
Total interest expense	36,643	59,079	113,593	206,122
Net interest income	194,602	181,622	570,047	536,892
Provision for credit losses	(13,015)	8,336	(25,677)	72,840
Net interest income after provision for credit losses	207,617	173,286	595,724	464,052
Non-interest income
Fees and service charges	5,196	5,579	15,937	12,981
Income on bank owned life insurance	1,508	2,067	5,012	5,059
Gain on loans, net	1,698	5,285	6,819	10,688
(Loss) gain on securities, net	(931)	(8)	3	249
Gain on sale of other real estate owned, net	34	133	86	784
Other income	8,447	6,870	21,172	14,965
Total non-interest income	15,952	19,926	49,029	44,726
Non-interest expense
Compensation and fringe benefits	60,231	59,896	184,043	176,079
Advertising and promotional expense	3,111	2,344	7,737	6,906
Office occupancy and equipment expense	23,535	16,882	58,683	49,303
Federal deposit insurance premiums	2,950	2,925	9,550	10,726
General and administrative	706	551	1,630	1,678
Professional fees	12,925	4,097	20,896	12,386
Data processing and communication	9,985	8,998	29,313	26,698
Debt extinguishment	10,159	965	10,159	1,291
Other operating expenses	8,424	7,402	22,814	21,571
Total non-interest expenses	132,026	104,060	344,825	306,638
Income before income tax expense	91,543	89,152	299,928	202,140
Income tax expense	24,609	24,840	80,912	55,705
Net income	$66,934	64,312	219,016	146,435
Basic earnings per share	$0.28	0.27	0.93	0.62
Diluted earnings per share	$0.28	0.27	0.93	0.62
Weighted average shares outstanding
Basic	235,602,277	236,833,099	235,106,490	235,453,133
Diluted	236,413,268	236,872,505	236,088,254	235,550,801
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$66,934	64,312	219,016	146,435
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	120	300	363	619
Unrealized (losses) gains on debt securities available-for-sale	(8,423)	(1,606)	(30,451)	35,025
Accretion of loss on debt securities reclassified to held-to-maturity	26	48	87	160
Reclassification adjustment for security gains included in net income	—	—	(299)	—
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	178	184	550	641
Net gains (losses) on derivatives	8,197	9,242	47,498	(68,891)
Total other comprehensive income (loss)	98	8,168	17,748	(32,446)
Total comprehensive income	$67,032	72,480	236,764	113,989

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2019	$3,591	2,820,837	1,245,793	(1,352,910)	(76,739)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Balance at January 1, 2020	3,591	2,820,837	1,237,302	(1,352,910)	(76,739)	(18,622)	2,613,459
Net income	—	—	146,435	—	—	—	146,435
Other comprehensive loss, net of tax	—	—	—	—	—	(32,446)	(32,446)
Common stock issued to finance acquisitions	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (390,712 shares)	—	—	—	(3,418)	—	—	(3,418)
Treasury stock allocated to restricted stock plan (90,067 shares)	—	(903)	(195)	1,098	—	—	—
Compensation cost for stock options and restricted stock	—	11,329	—	—	—	—	11,329
Restricted stock forfeitures (18,860 shares)	—	230	(1)	(229)	—	—	—
Cash dividend paid ($0.36 per common share)	—	—	(89,701)	—	—	—	(89,701)
ESOP shares allocated or committed to be released	—	820	—	—	2,398	—	3,218
Balance at September 30, 2020	$3,619	2,853,166	1,293,840	(1,355,459)	(74,341)	(51,068)	2,669,757

Balance at December 31, 2020	$3,619	2,856,935	1,339,003	(1,375,996)	(73,542)	(40,016)	2,710,003
Net income	—	—	219,016	—	—	—	219,016
Other comprehensive income, net of tax	—	—	—	—	—	17,748	17,748
Purchase of treasury stock (970,866 shares)	—	—	—	(12,054)	—	—	(12,054)
Treasury stock allocated to restricted stock plan (251,634 shares)	—	(3,323)	204	3,119	—	—	—
Compensation cost for stock options and restricted stock	—	10,739	—	—	—	—	10,739
Exercise of stock options	—	(125)	—	6,235	—	—	6,110
Restricted stock forfeitures (26,267 shares)	—	310	8	(318)	—	—	—
Cash dividend paid ($0.42 per common share)	—	—	(103,922)	—	—	—	(103,922)
ESOP shares allocated or committed to be released	—	2,521	—	—	2,398	—	4,919
Balance at September 30, 2021	$3,619	2,867,057	1,454,309	(1,379,014)	(71,144)	(22,268)	2,852,559

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$219,016	146,435
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	15,658	14,547
Amortization of premiums and accretion of discounts on securities, net	7,088	8,449
Amortization of premiums and accretion of fees and costs on loans, net	707	1,933
Amortization of other intangible assets	825	1,077
Amortization of debt modification costs and premium on borrowings	1,746	1,679
Provision for credit losses	(25,677)	72,840
Loss from extinguishment of debt	10,159	1,291
Depreciation and amortization of office properties and equipment	16,066	16,130
Gain on securities, net	(3)	(249)
Mortgage loans originated for sale	(144,180)	(410,486)
Proceeds from mortgage loan sales	178,996	430,618
Gain on sales of mortgage loans, net	(4,856)	(10,320)
Gain on sale of other real estate owned	(86)	(784)
Income on bank owned life insurance	(5,012)	(5,059)
Amortization of lease right-of-use assets	19,139	15,430
Increase in accrued interest receivable	(836)	(3,721)
Deferred tax benefit	(900)	(29,675)
Decrease (increase) in other assets	21,624	(87,985)
Increase in other liabilities	51,690	1,021
Net cash provided by operating activities	361,164	163,171
Cash flows from investing activities:
Purchases of loans receivable	(79,697)	(90,000)
Net (originations) payoffs of loans receivable	(803,725)	1,191,116
Proceeds from disposition of loans receivable	78,703	51,623
Gain on disposition of loans receivable	(1,963)	(368)
Gain on disposition of leased equipment	(3,075)	(1,842)
Net proceeds from sale of other real estate owned	1,421	6,255
Proceeds from sales of equity securities	33,983	—
Proceeds from principal repayments/calls/maturities of debt securities available for sale	748,586	709,764
Proceeds from sales of debt securities available for sale	8,171	—
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	246,305	191,011
Purchases of equity securities	(6,051)	(2,565)
Purchases of debt securities available for sale	(575,860)	(753,011)
Purchases of debt securities held to maturity	(270,091)	(273,416)
Proceeds from redemptions of Federal Home Loan Bank stock	83,621	113,627
Purchases of Federal Home Loan Bank stock	(100,850)	(60,042)
Purchases of office properties and equipment	(8,298)	(10,251)
Death benefit proceeds from bank owned life insurance, net	904	—
Cash received, net of cash consideration paid for acquisitions	391,640	7,274
Net cash (used in) provided by investing activities	(256,276)	1,079,175

Cash flows from financing activities:
Net increase in deposits	242,616	753,316
Repayments of principal under finance leases	(1,191)	(1,182)
Net proceeds (repayments) of borrowed funds	837,000	(1,136,118)
Payments related to extinguishment of debt	(610,159)	(401,291)
Net increase in advance payments by borrowers for taxes and insurance	36,575	18,882
Dividends paid	(103,922)	(89,701)
Exercise of stock options	6,110	—
Purchase of treasury stock	(12,054)	(3,418)
Net cash provided by (used in) financing activities	394,975	(859,512)
Net increase in cash and cash equivalents	499,863	382,834
Cash and cash equivalents at beginning of period	170,432	174,915
Cash and cash equivalents at end of period	$670,295	557,749
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$69	1,050
Cash paid during the year for:
Interest	116,390	212,889
Income taxes	96,025	12,518
Significant non-cash transactions:
Investment in low income housing tax credit	10,000	—
Right-of-use assets obtained in exchange for new lease liabilities	13,234	9,050
Acquisitions:
Non-cash assets acquired:
Debt securities available-for-sale	—	51,524
Debt securities held to maturity	—	8,402
Loans receivable, net	212,538	443,499
Office properties and equipment, net	364	485
Accrued interest receivable	1,008	1,283
Right of use assets - leases	9,310	3,697
Deferred tax asset	1,212	3,915
Intangible assets, net	25,291	14,491
Other assets	509	705
Total non-cash assets acquired	250,232	528,001
Liabilities assumed:
Deposits	632,389	489,881
Borrowed funds	—	14,851
Advance payment by borrowers	103	3,611
Other liabilities	9,380	6,051
Total liabilities assumed	641,872	514,394
Net non-cash (liabilities) assets acquired	(391,640)	13,607
Common stock issued for acquisitions	—	20,881
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.     Stock Transactions
Stock Repurchase Program
    On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of September 30, 2021.
    During the nine months ended September 30, 2021, the Company purchased approximately 1.0 million shares at a cost of $12.1 million, or $12.42 per share. During the nine months ended September 30, 2021, shares repurchased include 345,866 shares purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan and the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

3.     Business Combinations
Citizens Financial Group, Inc. Merger Agreement
On July 28, 2021, Citizens Financial Group, Inc. (“Citizens”) and Investors Bancorp, Inc. (“Investors”) announced that they entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of Investors for a combination of stock and cash. Under the terms of the agreement and plan of merger, shareholders of Investors will receive 0.297 of a share of Citizens common stock and $1.46 in cash for each share of Investors they own. Following completion of the transaction, former shareholders of Investors will collectively own approximately 14% of the combined company. The implied total transaction value based on closing prices on July 27, 2021 is approximately $3.5 billion. The agreement and plan of merger has been unanimously approved by the boards of directors of each company and the transaction is expected to close in the first half of 2022, subject to approval by the shareholders of Investors, receipt of required regulatory approvals and other customary closing conditions.
Berkshire Bank Branch Acquisition
As of the close of business on August 27, 2021, the Company completed its acquisition of eight New Jersey and eastern Pennsylvania branches of Berkshire Bank, the wholly-owned subsidiary of Berkshire Hills Bancorp, Inc. pursuant to the definitive purchase and assumption agreement dated as of December 2, 2020 by and between the Company and Berkshire Bank. The acquisition included the assumption and acquisition of $632 million of deposits and $219 million of consumer and commercial loans, together with the related operations. The Company assumed a net liability of $413.0 million and received consideration of $391.3 million from Berkshire Bank.
The acquisition was accounted for under the acquisition method of accounting as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of assets and liabilities acquired, or $21.7 million, has been recorded as goodwill.
The acquired loans and deposits were fair valued on the date of acquisition based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The valuation methods utilized took into consideration adjustments for interest rate risk, funding cost, servicing cost, residual risk, credit and liquidity risk.
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
In its acquisition of the eight branches of Berkshire Bank, the Company has purchased loans which have been determined to be PCD. The carrying amount of those loans was as follows:

At August 27, 2021
(In millions)
Purchase price of loans at acquisition	$90.0
Allowance for credit losses at acquisition	1.0
Accretable fair value marks at acquisition	3.8
Par value of acquired loans at acquisition	$94.8

Fair Value Measurement of Assets Acquired and Liabilities Assumed
    Described below are the methods used to determine the fair values of the assets acquired and liabilities assumed in the Berkshire Bank branch acquisition based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.
Loans. The estimated fair values of the loan portfolio generally consider adjustments for interest rate risk, required equity return, servicing costs, credit and liquidity risk. Level 3 inputs were utilized to determine the fair value of the acquired loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that market participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine fair value. The primary approach to determining the fair value of the loan portfolio was a discounted cash flow methodology that considered factors including the type of loan, underlying collateral, classification status or grade, interest rate structure (fixed or variable interest rate), and remaining term. For the non-credit component, loans were grouped together according to similar characteristics when applying the various valuations techniques. For the credit component, loans were also grouped based on whether they had more than insignificant deterioration in credit since origination (purchase credit deteriorated “PCD” as defined by ASC 326-20). The estimated lifetime loan losses were calculated based on an annual loss rate developed by using the historical annual average charge-off percentages for Mid-Atlantic institutions as a proxy for how a market participant acquirer would value the portfolio.
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
Gold Coast Bancorp
    As of the close of business on April 3, 2020, the Company completed its acquisition of Gold Coast Bancorp (“Gold Coast”) pursuant to the Agreement and Plan of Merger, dated as of July 24, 2019 by and between the Company and Gold Coast. As a result of the completion of the acquisition, the Company issued approximately 2.8 million shares to the former stockholders of Gold Coast and paid approximately $31.0 million in cash to the former stockholders of Gold Coast. Under the terms of the merger agreement, 50% of the common shares of Gold Coast were converted into Investors Bancorp common stock and the remaining 50% were exchanged for cash. For each share of Gold Coast Bancorp common stock, Gold Coast shareholders were given an option to receive either (i) 1.422 shares of Investors Bancorp common stock, $0.01 par value per share, (ii) a cash payment of $15.75, or (iii) a combination of Investors Bancorp common stock and cash. The foregoing was subject to proration to ensure that, in the aggregate, 50% of Gold Coast’s shares would be converted into Investors Bancorp common stock.
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
In its acquisition of Gold Coast, the Company has purchased loans which have been determined to be PCD. The carrying amount of those loans was as follows:

At April 3, 2020
(In millions)
Purchase price of loans at acquisition	$244.7
Allowance for credit losses at acquisition	4.2
Accretable fair value marks at acquisition	2.6
Par value of acquired loans at acquisition	$251.5

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
Loans. The estimated fair values of the loan portfolio generally consider adjustments for interest rate risk, required funding costs, servicing costs, prepayments, credit and liquidity. Level 3 inputs were utilized to determine the fair value of the acquired loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that market participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine fair value. The primary approach to determining the fair value of the loan portfolio was a discounted cash flow methodology that considered factors including the type of loan, underlying collateral, classification status or grade, interest rate structure (fixed or variable interest rate), and remaining term. For the non-credit component, loans were grouped together according to similar characteristics when applying the various valuations techniques. For the credit component, loans were also grouped based on whether they had more than insignificant deterioration in credit since origination (purchase credit deteriorated “PCD” as defined by ASC 326-20). The estimated lifetime loan losses were calculated based on an annual loss rate developed by using the historical annual average charge-off percentages for New York institutions as a proxy for how a market participant acquirer would value the portfolio. Additionally, a qualitative credit adjustment was applied to the historical annual loss rates, due to COVID-19 and the uncertainty of future losses.
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

4.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2021	2020
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$66,934	$64,312

Shares
Weighted-average common shares outstanding - basic	235,602,277	236,833,099
Effect of dilutive common stock equivalents (1)	810,991	39,406
Weighted-average common shares outstanding - diluted	236,413,268	236,872,505

Earnings per common share
Basic	$0.28	$0.27
Diluted	$0.28	$0.27
(1) For the three months ended September 30, 2021 and 2020, there were 44,367 and 7,504,227 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$219,016	$146,435

Shares
Weighted-average common shares outstanding - basic	235,106,490	235,453,133
Effect of dilutive common stock equivalents (1)	981,764	97,668
Weighted-average common shares outstanding - diluted	236,088,254	235,550,801

Earnings per common share
Basic	$0.93	$0.62
Diluted	$0.93	$0.62
(1) For the six months ended September 30, 2021 and 2020, there were 219,597 and 7,433,286 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5.     Securities
Equity Securities
    Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $7.7 million and $36.0 million as of September 30, 2021 and December 31, 2020, respectively. Realized gains and losses from sales of equity securities, as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.
The following table presents the disaggregated net gains and losses on equity securities reported in the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Unrealized (losses) gains recognized on equity securities	$(931)	(8)	(147)	99
Net losses recognized on equity securities sold	—	—	(248)	—
Net (losses) gains recognized on equity securities	$(931)	(8)	(395)	99

Debt Securities
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,636	175	—	3,811
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,260,933	19,507	4,597	1,275,843
Federal National Mortgage Association	1,099,289	24,632	6,661	1,117,260
Government National Mortgage Association	132,978	2,294	613	134,659
Total mortgage-backed securities available-for-sale	2,493,200	46,433	11,871	2,527,762
Total debt securities available-for-sale	$2,496,836	46,608	11,871	2,531,573

	At September 30, 2021
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$133,358	—	133,358	2,295	2,777	132,876
Municipal bonds	215,463	—	215,463	10,908	908	225,463
Corporate and other debt securities	140,985	12,879	128,106	35,678	277	163,507
Total debt securities held-to-maturity	489,806	12,879	476,927	48,881	3,962	521,846
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	354,446	36	354,410	5,689	3,636	356,463
Federal National Mortgage Association	418,020	92	417,928	14,991	628	432,291
Government National Mortgage Association	25,417	—	25,417	940	—	26,357
Total mortgage-backed securities held-to-maturity	797,883	128	797,755	21,620	4,264	815,111
Total debt securities held-to-maturity	$1,287,689	13,007	1,274,682	70,501	8,226	1,336,957
Allowance for credit losses			1,999
Total debt securities held-to-maturity, net of allowance for credit losses			1,272,683

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

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$261,325	4,597	—	—	261,325	4,597
Federal National Mortgage Association	368,423	6,623	98,283	38	466,706	6,661
Government National Mortgage Association	30,203	613	—	—	30,203	613
Total debt securities available-for-sale	659,951	11,833	98,283	38	758,234	11,871
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	89,242	2,777	—	—	89,242	2,777
Municipal bonds	19,412	908	—	—	19,412	908
Corporate and other debt securities	6,750	277	—	—	6,750	277
Total debt securities held-to-maturity	115,404	3,962	—	—	115,404	3,962
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	176,957	2,954	11,366	682	188,323	3,636
Federal National Mortgage Association	66,647	628	—	—	66,647	628
Total mortgage-backed securities held-to-maturity	243,604	3,582	11,366	682	254,970	4,264
Total debt securities held-to-maturity	359,008	7,544	11,366	682	370,374	8,226
Total	$1,018,959	19,377	109,649	720	1,128,608	20,097

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$60,502	73	—	—	60,502	73
Federal National Mortgage Association	123,329	199	—	—	123,329	199
Government National Mortgage Association	9,062	33	—	—	9,062	33
Total debt securities available-for-sale	192,893	305	—	—	192,893	305
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	66,558	709	—	—	66,558	709
Corporate and other debt securities	15,038	885	—	—	15,038	885
Total debt securities held-to-maturity	81,596	1,594	—	—	81,596	1,594
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	40,013	266	—	—	40,013	266
Total debt securities held-to-maturity	121,609	1,860	—	—	121,609	1,860
Total	$314,502	2,165	—	—	314,502	2,165

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
    The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FHLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FHLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At September 30, 2021, our held-to-maturity debt securities portfolio had an allowance for credit losses of $2.0 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled TruPS, principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At September 30, 2021, the TruPS had a carrying value before allowance for credit losses and estimated fair value of $50.6 million and $82.8 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Refer to Note 7, Allowance for Credit Losses, for additional information on the Company’s allowance for credit losses.
    At September 30, 2021, the available-for-sale debt securities portfolio was almost entirely comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of September 30, 2021, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.
    Debt securities with a carrying value before allowance for credit losses of $1.91 billion and an estimated fair value of $1.95 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at September 30, 2021, by contractual maturity, are shown below.

	September 30, 2021
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$10,490	10,503
Due after one year through five years	10,367	10,549
Due after five years through ten years	158,622	161,926
Due after ten years	301,084	342,679
Total	$480,563	525,657
Gains and Losses
    Gains and losses are determined using the specific identification method. The Company recognized net unrealized losses on equity securities of $931,000 and $147,000, respectively, for the three and nine months ended September 30, 2021. For the three months ended September 30, 2021, the Company received proceeds of $1.1 million from the sale of equity securities which resulted in no net gain. For the nine months ended September 30, 2021, the Company received proceeds of

$34.0 million from the sale of equity securities which resulted in a net loss of $248,000 and received proceeds of $8.2 million from the sale of available-for-sale debt securities which resulted in gains of $398,000.
    For the three and nine months ended September 30, 2020, there were no sales of securities; however, the Company received proceeds of $16.5 million from the call of a held-to-maturity debt security which resulted in a gain of $124,000 and received a principal payment of $26,000 on a held-to-maturity debt security during the nine months ended September 30, 2020. The Company recognized net unrealized losses on equity securities of $8,000 and net unrealized gains of $99,000, respectively, for the three and nine months ended September 30, 2020.

6.    Loans Receivable, Net
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326)” that is referred to as the current expected credit loss methodology, (“CECL”) for measuring credit losses. Refer to Note 7, Allowance for Credit Losses, for further details. All disclosures as of and for the nine months ended September 30, 2021 and December 31, 2020 are presented in accordance with Topic 326.
The detail of the loan portfolio as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Multi-family loans	$7,655,135	7,122,840
Commercial real estate loans	5,135,123	4,947,212
Commercial and industrial loans	3,933,926	3,575,641
Construction loans	509,620	404,367
Total commercial loans	17,233,804	16,050,060
Residential mortgage loans	3,930,683	4,119,894
Consumer and other loans	740,827	702,801
Total loans	21,905,314	20,872,755
Deferred fees, premiums and accretable purchase accounting adjustments, net	(17,071)	(9,318)
Allowance for credit losses	(263,515)	(282,986)
Net loans	$21,624,728	20,580,451

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

The following table presents the risk category of loans as of September 30, 2021 by class of loan and vintage year:

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$1,840,359	959,801	482,833	800,467	496,385	1,558,078	7,205	6,145,128
Watch	28,466	17,514	87,446	271,270	100,945	359,263	1,001	865,905
Special mention	—	—	—	21,715	14,935	154,572	—	191,222
Substandard	—	—	7,255	13,857	20,064	409,813	1,891	452,880
Total Multi-family	1,868,825	977,315	577,534	1,107,309	632,329	2,481,726	10,097	7,655,135
Commercial real estate
Pass	572,305	528,024	673,703	579,294	457,991	1,377,149	35,790	4,224,256
Watch	10,042	73,215	108,599	114,693	52,897	162,973	3,527	525,946
Special mention	—	383	7,029	24,476	15,035	103,961	1,646	152,530
Substandard	—	—	—	26,453	31,810	174,128	—	232,391
Total Commercial real estate	582,347	601,622	789,331	744,916	557,733	1,818,211	40,963	5,135,123
Commercial and industrial
Pass	597,479	785,048	663,076	337,196	155,281	435,335	287,367	3,260,782
Watch	45,851	18,324	84,845	28,194	22,940	41,026	41,320	282,500
Special mention	—	15,136	134,373	58,237	10,442	79,931	1,500	299,619
Substandard	—	3,862	5,499	3,500	49,827	24,263	4,074	91,025
Total Commercial and industrial	643,330	822,370	887,793	427,127	238,490	580,555	334,261	3,933,926
Construction
Pass	71,295	121,996	38,310	12,000	—	—	212,034	455,635
Watch	—	—	2,543	—	—	—	—	2,543
Special mention	—	—	—	—	—	—	28,067	28,067
Substandard	—	—	—	23,375	—	—	—	23,375
Total Construction	71,295	121,996	40,853	35,375	—	—	240,101	509,620
Residential mortgage
Pass	981,933	519,062	281,213	270,561	336,506	1,441,290	—	3,830,565
Watch	—	608	6,751	5,163	10,601	27,468	—	50,591
Special mention	—	—	119	300	—	1,795	—	2,214
Substandard	—	—	1,523	2,508	1,737	41,455	90	47,313
Total residential mortgage	981,933	519,670	289,606	278,532	348,844	1,512,008	90	3,930,683
Consumer and other
Pass	5,655	3,202	4,685	4,847	9,746	44,532	658,524	731,191
Watch	—	—	37	137	111	204	7,061	7,550
Special mention	—	—	—	—	106	—	164	270
Substandard	—	—	—	—	299	1,113	404	1,816
Total Consumer and other	5,655	3,202	4,722	4,984	10,262	45,849	666,153	740,827
All classes
Pass	4,069,026	2,917,133	2,143,820	2,004,365	1,455,909	4,856,384	1,200,920	18,647,557
Watch	84,359	109,661	290,221	419,457	187,494	590,934	52,909	1,735,035
Special mention	—	15,519	141,521	104,728	40,518	340,259	31,377	673,922
Substandard	—	3,862	14,277	69,693	103,737	650,772	6,459	848,800
Total loans	$4,153,385	3,046,175	2,589,839	2,598,243	1,787,658	6,438,349	1,291,665	21,905,314

The following table presents the risk category of loans as of December 31, 2020 by class of loan and vintage year:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)

Multi-family
Pass	$1,002,259	515,446	912,910	601,440	850,781	1,199,133	6,986	5,088,955
Watch	21,366	153,404	374,363	135,348	299,413	220,668	—	1,204,562
Special mention	4,560	—	86,119	32,506	48,020	205,916	—	377,121
Substandard	—	7,285	8,436	17,580	139,975	277,535	1,391	452,202
Total Multi-family	1,028,185	676,135	1,381,828	786,874	1,338,189	1,903,252	8,377	7,122,840
Commercial real estate
Pass	529,244	684,807	646,708	461,097	495,822	1,081,512	32,509	3,931,699
Watch	87,137	132,932	117,598	74,379	61,794	165,702	3,428	642,970
Special mention	375	6,988	5,279	13,295	51,880	71,745	250	149,812
Substandard	—	—	8,212	40,024	29,488	144,758	249	222,731
Total Commercial real estate	616,756	824,727	777,797	588,795	638,984	1,463,717	36,436	4,947,212
Commercial and industrial
Pass	1,007,949	619,275	328,917	156,596	176,557	348,278	203,302	2,840,874
Watch	49,208	115,888	43,791	48,230	28,708	34,697	31,931	352,453
Special mention	16,813	111,399	48,887	14,770	14,102	76,554	798	283,323
Substandard	—	6,128	8,236	42,297	4,341	22,707	15,282	98,991
Total Commercial and industrial	1,073,970	852,690	429,831	261,893	223,708	482,236	251,313	3,575,641
Construction
Pass	85,915	58,041	23,375	—	—	—	197,437	364,768
Watch	6,891	5,350	—	—	—	—	—	12,241
Special mention	—	—	15,228	—	—	—	—	15,228
Substandard	—	—	—	—	—	—	12,130	12,130
Total Construction	92,806	63,391	38,603	—	—	—	209,567	404,367
Residential mortgage
Pass	556,761	450,363	425,617	530,676	407,201	1,601,457	—	3,972,075
Watch	809	12,929	13,465	14,704	8,517	44,299	—	94,723
Special mention	—	—	584	—	—	3,402	—	3,986
Substandard	—	1,523	1,972	1,336	246	43,936	97	49,110
Total residential mortgage	557,570	464,815	441,638	546,716	415,964	1,693,094	97	4,119,894
Consumer and other
Pass	5,031	6,853	5,693	7,448	6,692	57,103	601,481	690,301
Watch	—	39	137	56	156	440	7,655	8,483
Special mention	—	—	—	—	—	292	1,184	1,476
Substandard	—	—	—	—	—	1,796	745	2,541
Total Consumer and other	5,031	6,892	5,830	7,504	6,848	59,631	611,065	702,801
All classes
Pass	3,187,159	2,334,785	2,343,220	1,757,257	1,937,053	4,287,483	1,041,715	16,888,672
Watch	165,411	420,542	549,354	272,717	398,588	465,806	43,014	2,315,432
Special mention	21,748	118,387	156,097	60,571	114,002	357,909	2,232	830,946
Substandard	—	14,936	26,856	101,237	174,050	490,732	29,894	837,705
Total loans	$3,374,318	2,888,650	3,075,527	2,191,782	2,623,693	5,601,930	1,116,855	20,872,755

Delinquent and Non-Accrual Loans
In the absence of other intervening factors, loans on active payment deferral status related to COVID-19 are not reported as past due or placed on non-accrual status in accordance with the CARES Act and Interagency Guidance.
The following tables present the payment status of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by class of loans:

	September 30, 2021
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$13,659	9,429	15,193	38,281	7,616,854	7,655,135
Commercial real estate	19,658	364	3,455	23,477	5,111,646	5,135,123
Commercial and industrial	2,289	993	445	3,727	3,930,199	3,933,926
Construction	—	—	—	—	509,620	509,620
Total commercial loans	35,606	10,786	19,093	65,485	17,168,319	17,233,804
Residential mortgage	5,693	2,726	29,245	37,664	3,893,019	3,930,683
Consumer and other	7,089	270	1,329	8,688	732,139	740,827
Total	$48,388	13,782	49,667	111,837	21,793,477	21,905,314

	December 31, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,421	—	32,884	40,305	7,082,535	7,122,840
Commercial real estate	12,805	2,450	6,356	21,611	4,925,601	4,947,212
Commercial and industrial	986	3,116	1,769	5,871	3,569,770	3,575,641
Construction	—	—	—	—	404,367	404,367
Total commercial loans	21,212	5,566	41,009	67,787	15,982,273	16,050,060
Residential mortgage	13,768	4,258	29,124	47,150	4,072,744	4,119,894
Consumer and other	5,645	1,476	1,984	9,105	693,696	702,801
Total	$40,625	11,300	72,117	124,042	20,748,713	20,872,755

The following table presents non-accrual loans at the dates indicated:

	September 30, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	15	$19,860	15	$35,567
Commercial real estate	22	9,836	29	15,894
Commercial and industrial	16	3,320	21	9,212
Construction	—	—	—	—
Total commercial loans	53	33,016	65	60,673
Residential mortgage and consumer	231	43,451	246	46,452
Total non-accrual loans	284	$76,467	311	$107,125

The Company recognized $844,000 of interest income on non-accrual loans during the nine months ended September 30, 2021.

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
The following table presents individually evaluated collateral-dependent loans by class of loans at the dates indicated:

	September 30, 2021			December 31, 2020
	Real Estate	Other	Total	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$13,800	—	13,800	$31,484	—	31,484
Commercial real estate	4,366	—	4,366	8,758	—	8,758
Commercial and industrial	—		—	2,994	3,549	6,543
Construction	—	—	—	—	—	—
Total commercial loans	18,166	—	18,166	43,236	3,549	46,785
Residential mortgage and consumer	21,961	87	22,048	25,158	103	25,261
Total collateral-dependent loans	$40,127	87	40,214	$68,394	3,652	72,046
For leases, the Company records a residual value of the equipment based on an estimate of the equipment’s value at the end of the lease. On at least an annual basis, the Company reviews the residual values of leased assets and assets off-lease and recognizes an impairment charge if the equipment’s current market value has declined below the estimated value. For the year ended December 31, 2019, the Company recorded an impairment charge of $2.6 million as the fair value of certain equipment decreased at a rate greater than originally projected. An additional impairment charge of $2.2 million was recorded on the same equipment class during the year ended December 31, 2020 given the extended downturn in the market for these assets. For the nine months ended September 30, 2021, the Company recognized an impairment charge of $150,000 on the value of equipment coming off lease in the third quarter of 2021.
TDR Loans Included in Non-Accrual
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of September 30, 2021 and December 31, 2020, these loans are comprised of the following:

	September 30, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	2	$2,580	3	$3,907
Residential mortgage and consumer	29	4,840	32	5,634
Total TDR with payment status current classified as non-accrual	31	$7,420	35	$9,541

The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	September 30, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	1	$166	1	$1,780
Residential mortgage and consumer	5	808	10	942
Total TDR 30-89 days delinquent classified as non-accrual	6	$974	11	$2,722
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
    Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we have worked with borrowers and granted certain modifications through programs related to COVID-19 relief. At September 30, 2021, loans with an aggregate outstanding balance of approximately $496.0 million have been granted payment deferment as a result of financial disruptions associated with the COVID-19 pandemic. Such modifications that met the criteria are not included in our TDR totals and discussion below.

The following tables present the total TDR loans at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial real estate	—	$—	4	$4,366	4	$4,366
Residential mortgage and consumer	47	8,072	72	13,976	119	22,048
Total	47	$8,072	76	$18,342	123	$26,414

	December 31, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	4	$5,687	4	$5,687
Commercial and industrial	2	630	2	2,919	4	3,549
Total commercial loans	2	630	6	8,606	8	9,236
Residential mortgage and consumer	45	8,602	83	16,659	128	25,261
Total	47	$9,232	89	$25,265	136	$34,497

The following tables present information about TDRs that occurred during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	—	$—	$—	1	$1,780	$1,780
Residential mortgage and consumer	—	—	—	7	1,813	1,813

	Nine Months Ended September 30,
	2021			2020
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$170	$170	2	$3,110	$3,110
Commercial and industrial	—	—	—	1	933	933
Residential mortgage and consumer	4	226	226	7	1,813	1,813
    Post-modification recorded investment represents the net book balance immediately following modification.
    Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were $160,000 in charge offs of TDRs of collateral dependent commercial loans during the three months ended September 30, 2021. There were $171,000 in charge offs of TDRs of collateral dependent residential and commercial loans during the nine months ended September 30, 2021. There were no charge offs for TDRs during the three months ended September 30, 2020. There were $163,000 in charge-offs for a TDR of an unsecured commercial and industrial loan during the nine months ended September 30, 2020. The allowance for credit losses associated with the TDRs presented in the above tables totaled $1.4 million as of September 30, 2021 and December 31, 2020.
    Loan modifications generally involve the reduction in loan interest rate and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial loan modification which qualified as a TDR in the nine months ended September 30, 2021 resulted from a forbearance agreement. The residential loan modifications which qualified as TDRs in the nine months ended September 30, 2021 had their maturity extended and/or interest rate reduced to current market terms. Residential loans modified in the nine months ended September 30, 2020 and deemed to be TDRs were granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR under the CARES Act. Two of the commercial loan modifications which qualified as a TDR in the nine months ended September 30, 2020 were loans which had already been on non-accrual status and were granted a deferral of payment due to circumstances related to COVID-19. Another commercial loan modification which qualified as a TDR in the first quarter of 2020 had its maturity extended.
The following table presents information about pre and post modification interest yield for TDRs which occurred during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	—	—%	—%	1	4.25%	4.25%
Residential mortgage and consumer	—	—%	—%	7	5.94%	5.94%

	Nine Months Ended September 30,
	2021			2020
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield
Troubled Debt Restructurings:
Commercial real estate	1	6.00%	6.00%	2	4.09%	4.09%
Commercial and industrial	—	—%	—%	1	4.75%	4.75%
Residential mortgage and consumer	4	6.82%	3.07%	7	5.94%	5.94%
    Payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2021 consisted of one commercial real estate loan with a recorded investment of $166,000. There were no payment defaults for loans modified as a TDR in the previous 12 months to September 30, 2020.
Non-Performing Loan Sales
During the nine months ended September 30, 2021, the Company sold three non-performing multi-family loans with a net book balance of $19.9 million. The Company recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. Also during the nine months ended September 30, 2021, the Company sold a non-performing commercial real estate loan with a net book balance of $762,000.

7.    Allowance for Credit Losses
    On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology.
An analysis of the provision for credit losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Provision for loan losses	$(7,345)	14,859	(22,758)	71,535
Provision for debt securities held-to-maturity	(80)	(149)	(1,265)	531
Provision for off-balance sheet credit exposures	(5,590)	(6,374)	(1,654)	774
Total provision for credit losses	$(13,015)	8,336	(25,677)	72,840
Allowance for Credit Losses on Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$270,114	273,319	282,986	228,120
Adjustment for adoption of ASC 326	—	—	—	(3,551)
Gross charge offs	(1,106)	(1,472)	(2,484)	(17,459)
Recoveries	855	805	4,774	4,686
Net charge-offs	(251)	(667)	2,290	(12,773)
Allowance at acquisition on loans purchased with credit deterioration	997	—	997	4,180
Provision for credit loss expense	(7,345)	14,859	(22,758)	71,535
Balance at end of the period	$263,515	287,511	263,515	287,511
    Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $73.0 million at September 30, 2021 and is excluded from credit losses. For the nine months ended September 30, 2021 loans in payment deferral with accrued interest and deferred escrow are included in credit losses.
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

The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986
Charge-offs	(644)	(322)	(694)	—	(427)	(397)	—	(2,484)
Recoveries	1,928	296	1,488	—	982	80	—	4,774
Allowance at acquisition on loans purchased with credit deterioration	149	730	17	46	41	14	—	997
Provision for credit loss expense	1,005	(29,606)	4,898	2,046	(1,209)	108	—	(22,758)
Ending balance-September 30, 2021	$59,169	87,016	85,036	9,359	19,328	3,607	—	263,515

	December 31, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance as of December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Adjustment for adoption of ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Balance as of January 1, 2020	64,358	46,294	66,885	4,915	37,480	4,637	—	224,569
Charge-offs	(4,631)	(521)	(12,005)	—	(1,190)	(41)	—	(18,388)
Recoveries	1,965	412	4,459	—	677	222	—	7,735
Allowance at acquisition on loans purchased with credit deterioration	209	3,208	287	127	344	5	—	4,180
Provision for credit loss expense	(5,170)	66,525	19,701	2,225	(17,370)	(1,021)	—	64,890
Ending balance-December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986

Allowance for Credit Losses on Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of the period	$2,079	3,244	3,264	—
Impact of adopting ASC 326	—	—	—	2,564
Provision for credit losses	(80)	(149)	(1,265)	531
Balance at end of the period	$1,999	3,095	1,999	3,095

The following tables present the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance-December 31, 2020	$34	3,230	3,264
Provision for credit loss	(9)	(1,256)	(1,265)
Ending balance-September 30, 2021	$25	1,974	1,999

	December 31, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance - December 31, 2019	$—	—	—
Impact of adopting ASC 326	17	2,547	2,564
Provision for credit loss	17	683	700
Ending balance - December 31, 2020	$34	3,230	3,264

Accrued interest receivable on debt securities held-to-maturity totaled $4.9 million at September 30, 2021 and is excluded from the estimate of credit losses.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of the period	$21,603	20,247	17,667	425
Impact of adopting ASC 326	—	—	—	12,674
Provision for credit losses	(5,590)	(6,374)	(1,654)	774
Balance at end of the period	$16,013	13,873	16,013	13,873

8.     Deposits
Deposits are summarized as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Non-interest bearing:
Checking accounts	$4,345,871	3,663,073
Interest bearing:
Checking accounts	6,917,964	6,043,393
Money market deposits	4,768,986	5,037,327
Savings	2,052,819	2,063,447
Certificates of deposit	2,314,784	2,718,179
Total deposits	$20,400,424	19,525,419

9.    Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Mortgage servicing rights	$10,147	10,957
Core deposit premiums	6,333	3,560
Other	529	581
Total other intangible assets	17,009	15,098
Goodwill	116,228	94,535
Goodwill and intangible assets	$133,237	109,633

For the nine months ended September 30, 2021, the increase in goodwill reflects the Berkshire Bank branch acquisition. See Note 3, Business Combinations.
The following table summarizes other intangible assets as of September 30, 2021 and December 31, 2020:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2021
Mortgage servicing rights	$15,560	(5,330)	(83)	10,147
Core deposit premiums	26,661	(20,328)	—	6,333
Other	850	(321)	—	529
Total other intangible assets	$43,071	(25,979)	(83)	17,009

December 31, 2020
Mortgage servicing rights	$17,559	(5,592)	(1,010)	10,957
Core deposit premiums	23,063	(19,503)	—	3,560
Other	1,150	(569)	—	581
Total other intangible assets	$41,772	(25,664)	(1,010)	15,098

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. The unpaid principal balance of these loans were $1.42 billion and $1.69 billion at September 30, 2021 and December 31, 2020, respectively, all of which relate to mortgage loans. At September 30, 2021 and

December 31, 2020, the servicing asset, included in other intangible assets, had an estimated fair value of $11.3 million and $11.2 million, respectively. At September 30, 2021, fair value was based on expected future cash flows considering a weighted average discount rate of 11.32%, a weighted average constant prepayment rate on mortgages of 13.74% and a weighted average life of 5.3 years. Based on an analysis of fair values as of September 30, 2021, the Company determined that a $83,000 valuation allowance for mortgage servicing rights was required, an increase of approximately $10,000 from the previous quarter. See Note 16, Fair Value Measurements, for additional details.
    Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the nine months ended September 30, 2021, the Company recorded $3.6 million in core deposit premiums resulting from the Berkshire Bank branch acquisition. For the year ended December 31, 2020, the Company recorded $2.5 million in core deposit premiums resulting from the acquisition of Gold Coast.

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
The following table presents the balance sheet information related to our operating leases:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Operating lease right-of-use assets	$203,522	199,981
Operating lease liabilities	216,374	212,559
Weighted average remaining lease term	8.7 years	9.4 years
Weighted average discount rate	2.41%	2.49%
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
The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$7,534	6,589	21,963	19,396
Short-term lease cost	227	104	657	293
Included in other income:
Sublease income	39	67	125	185
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$7,372	6,419	21,905	17,998
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	9,310	4,909	22,544	12,746

    Future minimum operating lease payments and reconciliation to operating lease liabilities at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
2021	$7,634	28,844
2022	30,431	27,448
2023	29,317	26,354
2024	29,009	26,300
2025	28,345	25,496
Thereafter	115,765	104,729
Total lease payments	240,501	239,171
Less: Imputed interest	(24,127)	(26,612)
Total operating lease liabilities	$216,374	$212,559

    The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were both $1.2 million at September 30, 2021. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

11.     Equity Incentive Plan
    At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
    Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2021 and September 30, 2020, the Company granted 251,634 and 90,067 shares of restricted stock awards under the 2015 Plan, respectively.
    Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the nine months ended September 30, 2021 and September 30, 2020, the Company granted no stock options under the 2015 Plan.
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

    The following table presents the share-based compensation expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Stock option expense	$927	941	2,783	2,940
Restricted stock expense	2,645	2,539	7,956	8,383
Total share-based compensation expense	$3,572	3,480	10,739	11,323

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,570,858	$12.46	4.5	$191
Granted	—	—	—
Exercised	(501,173)	12.19	3.7
Forfeited	(32,144)	12.54
Expired	(14,297)	12.54
Outstanding at September 30, 2021	5,023,244	12.49	3.8	13,184
Exercisable at September 30, 2021	4,126,295	$12.48	3.8	$10,872
    Expected future expense relating to the non-vested options outstanding as of September 30, 2021 is $2.8 million over a weighted average period of 0.66 years.
    The following is a summary of the status of the Company’s restricted shares as of September 30, 2021 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,974,235	$12.44
Granted	251,634	13.20
Vested	(793,115)	12.36
Forfeited	(26,267)	11.79
Outstanding and non-vested at September 30, 2021	1,406,487	$12.50
    Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2021 is $12.7 million over a weighted average period of 2.03 years.

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
The components of net periodic benefit cost for the Directors’ Plan and the SERP II are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interest cost	$250	325	750	973
Amortization of:
Net loss	142	298	426	896
Total net periodic benefit cost	$392	623	1,176	1,869
    Due to the unfunded nature of the SERPs and the Directors’ Plan, no contributions have been made or were expected to be made during the nine months ended September 30, 2021.
    The Company also maintains the Pentegra DB Plan. As of December 31, 2016, the annual benefit provided under the Pentegra DB plan was frozen by an amendment to the plan. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 and no further benefits accrued subsequent to December 31, 2016. Since it is a multi-employer plan, costs of the pension plan are based on contributions required to be made to the pension plan. There was no contribution required during the nine months ended September 30, 2021. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2021.

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

Cash Flow Hedges of Interest Rate Risk
    The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variability in cash flows associated with wholesale funding. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of sixteen months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
During the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million. Upon termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
    Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $41.4 million will be reclassified as an increase to interest expense.

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

	September 30, 2021
	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)	(In thousands)	(in millions)	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$1,150	$26,703	$2,425	$74,844
Total derivatives designated as hedging instruments		$26,703		$74,844
Derivatives not designated as hedging instruments:
Interest Rate Swaps	$883	$26,251	$883	$26,251
Other Contracts	—	—	34	128
Total derivatives not designated as hedging instruments		$26,251		$26,379
Netting Adjustments (1)		34,529		91,957
Net Derivatives on the Balance Sheet		$18,425		$9,266
Cash Collateral (2)		—		—
Net Derivative Amounts		$18,425		$9,266

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

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of gain (loss) recognized in other comprehensive income (loss)	$486	1,698	34,667	(115,703)
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest expense	(10,917)	(11,158)	(31,404)	(19,875)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of September 30, 2021 and 2020.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Fair Value Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income	$15	—	(35)	4,529
Derivatives designated as hedging instruments	Interest income	(22)	(411)	35	(7,734)
Cash Flow Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated other comprehensive income (loss)	Interest expense	(10,917)	(11,158)	(31,404)	(19,875)
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Other expense	—	—	—	—
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(10,924)	(11,569)	(31,404)	(23,080)

There was $4.3 million of fee income related to derivative interest rate swaps executed with commercial loan customers for the three months ended September 30, 2021. Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $3.1 million for the three months ended September 30, 2020. Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $6.1 million and $4.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Balance sheet location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In thousands)
Loans receivable, net (1)(2)	$149,966	—	$5,134	8,798
(1) At September 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $390.0 million; the cumulative basis adjustments associated with these hedging relationships was $5.1 million; and the amounts of the designated hedged items were $150.0 million.
(2) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of September 30, 2021 includes $5.2 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2021:

	Consolidated Statements of Income location	Amount of Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
		(In thousands)
Other Contracts	Other income / (expense)	$18	19	89	(106)
Total		$18	19	89	(106)

14.    Comprehensive Income

 The components of comprehensive income, gross and net of tax, are as follows:

	Three Months Ended September 30,
	2021			2020
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$91,543	(24,609)	66,934	89,152	(24,840)	64,312
Other comprehensive income:
Change in funded status of retirement obligations	167	(47)	120	417	(117)	300
Unrealized losses on debt securities available-for-sale	(11,061)	2,638	(8,423)	(2,115)	509	(1,606)
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	34	(8)	26	63	(15)	48
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	248	(70)	178	257	(73)	184
Net gains on derivatives	11,403	(3,206)	8,197	12,856	(3,614)	9,242
Total other comprehensive income	791	(693)	98	11,478	(3,310)	8,168
Total comprehensive income	$92,334	(25,302)	67,032	100,630	(28,150)	72,480

	Nine Months Ended September 30,
	2021			2020
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$299,928	(80,912)	219,016	202,140	(55,705)	146,435
Other comprehensive income (loss):
Change in funded status of retirement obligations	505	(142)	363	861	(242)	619
Unrealized (losses) gains on debt securities available-for-sale	(39,980)	9,529	(30,451)	46,078	(11,053)	35,025
Accretion of loss on securities reclassified to held-to-maturity from available-for-sale	114	(27)	87	210	(50)	160
Reclassification adjustment for security gains included in net income	(398)	99	(299)	—	—	—
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	765	(215)	550	892	(251)	641
Net gains (losses) on derivatives	66,071	(18,573)	47,498	(95,828)	26,937	(68,891)
Total other comprehensive income (loss)	27,077	(9,329)	17,748	(47,787)	15,341	(32,446)
Total comprehensive income	$327,005	(90,241)	236,764	154,353	(40,364)	113,989

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains on debt securities available-for-sale and gains included in net income	Other-than- temporary impairment accretion on debt securities	Unrealized losses on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2020	$(9,485)	(184)	57,204	(9,809)	(77,742)	(40,016)
Net change	363	87	(30,750)	550	47,498	17,748
Balance - September 30, 2021	$(9,122)	(97)	26,454	(9,259)	(30,244)	(22,268)

Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	619	160	35,025	641	(68,891)	(32,446)
Balance - September 30, 2020	$(6,071)	(226)	64,481	(9,988)	(99,264)	(51,068)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on securities, net	$—	—	(398)	—
Change in funded status of retirement obligations
Amortization of net loss	168	299	505	898
Compensation and fringe benefits	168	299	505	898
Reclassification adjustment for unrealized losses on derivatives
Interest expense	10,917	11,158	31,404	19,875
Total before tax	11,085	11,457	31,511	20,773
Income tax expense	(2,980)	(3,192)	(8,509)	(5,725)
Net of tax	$8,105	8,265	23,002	15,048

15.    Stockholders’ Equity

 The changes in the components of stockholders’ equity for the three months ended September 30, 2021 and 2020 are as follows:

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated common stock held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at June 30, 2020	$3,619	2,849,678	1,259,605	(1,355,626)	(75,140)	(59,236)	2,622,900
Net income	—	—	64,312	—	—	—	64,312
Other comprehensive income, net of tax	—	—	—	—	—	8,168	8,168
Purchase of treasury stock (7,346 shares)	—	—	—	(57)	—	—	(57)
Treasury stock allocated to restricted stock plan (21,144 shares)	—	(167)	(92)	259	—	—	—
Compensation cost for stock options and restricted stock	—	3,479	—	—	—	—	3,479
Restricted stock forfeitures (2,887 shares)	—	33	2	(35)	—	—	—
Cash dividend paid ($0.12 per common share)	—	—	(29,987)	—	—	—	(29,987)
ESOP shares allocated or committed to be released	—	143	—	—	799	—	942
Balance at September 30, 2020	$3,619	2,853,166	1,293,840	(1,355,459)	(74,341)	(51,068)	2,669,757

Balance at June 30, 2021	$3,619	2,862,730	1,422,029	(1,380,042)	(71,943)	(22,366)	2,814,027
Net income	—	—	66,934	—	—	—	66,934
Other comprehensive income, net of tax	—	—	—	—	—	98	98
Purchase of treasury stock (6,752 shares)	—	—	—	(96)	—	—	(96)
Treasury stock allocated to restricted stock plan (12,468 shares)	—	(174)	19	155	—	—	—
Compensation cost for stock options and restricted stock	—	3,572	—	—	—	—	3,572
Exercise of stock options	—	8	—	1,040	—	—	1,048
Restricted stock forfeitures (5,700 shares)	—	69	2	(71)	—	—	—
Cash dividend paid ($0.14 per common share)	—	—	(34,675)	—	—	—	(34,675)
ESOP shares allocated or committed to be released	—	852	—	—	799	—	1,651
Balance at September 30, 2021	$3,619	2,867,057	1,454,309	(1,379,014)	(71,144)	(22,268)	2,852,559

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
The following tables present our assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy at September 30, 2021 and December 31, 2020.

	At September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$7,673	7,673	—	—
Debt securities available for sale:
Government-sponsored enterprises	$3,811	—	3,811	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,275,843	—	1,275,843	—
Federal National Mortgage Association	1,117,260	—	1,117,260	—
Government National Mortgage Association	134,659	—	134,659	—
Total debt securities available-for-sale	$2,531,573	—	2,531,573	—
Interest rate swaps	$18,425	—	18,425	—
Liabilities:
Derivatives:
Interest rate swaps	$9,138	—	9,138	—
Other contracts	128	—	128	—
Total derivatives	$9,266	—	9,266	—

	At December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$36,000	36,000	—	—
Debt securities available for sale:
Debt securities:
Government-sponsored enterprises	4,482	—	4,482	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,317,052	—	1,317,052	—
Federal National Mortgage Association	1,205,426	—	1,205,426	—
Government National Mortgage Association	231,477	—	231,477	—
Total debt securities available-for-sale	$2,758,437	—	2,758,437	—
Interest rate swaps	$34,577	—	34,577	—
Liabilities:
Derivatives:
Interest rate swaps	$275	—	275	—
Other contracts	217	—	217	—
Total derivatives	$492	—	492	—
    There have been no changes in the methodologies used at September 30, 2021 from December 31, 2020, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2021.

    There were no Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2021 and December 31, 2020.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.  At September 30, 2021, the fair value model used prepayment speeds ranging from 4.61% to 31.62% and a discount rate of 11.32% for the valuation of the mortgage servicing rights. At December 31, 2020, the fair value model used prepayment speeds ranging from 14.46% to 23.58% and a discount rate of 12.03% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.
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
Operating Lease Equipment
    On at least an annual basis, the Company reviews the lease residuals and off-lease equipment for potential impairment. Repossessed assets are also available for lease and are included in operating lease equipment reviewed. Operating lease equipment is recorded at estimated fair value, generally determined by independent appraisal. If declines in the estimated fair value of the asset occur, a writedown is recorded through expense.

The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis that have changed for the periods ended September 30, 2021 and December 31, 2020. For the three months ended September 30, 2021, there was no change to the carrying value of other real estate owned. For the three months ended December 31, 2020, there was no change to the carrying value of other real estate owned or collateral dependent loans.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at September 30, 2021
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	4.6%	31.6%	13.74%	$8,561	—	—	8,561
Collateral-dependent loans	Market comparable	Lack of marketability	0.8%	4.7%	8.98%	1,620	—	—	1,620
Operating lease equipment	Market comparable	Lack of marketability	0.0%	10.4%	0.99%	342	—	—	342
						$10,523	—	—	10,523

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	14.5%	23.6%	17.76%	$10,663	—	—	10,663
Operating lease equipment	Market comparable	Lack of marketability	0.0%	10.4%	10.41%	15,007	—	—	15,007
						$25,670	—	—	25,670
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2021
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$670,295	670,295	670,295	—	—
Equities	7,673	7,673	7,673	—	—
Debt securities available-for-sale	2,531,573	2,531,573	—	2,531,573	—
Debt securities held-to-maturity, net	1,272,683	1,336,957	—	1,254,192	82,765
FHLB stock	177,058	177,058	177,058	—	—
Loans held for sale	397	397	—	397	—
Net loans	21,624,728	21,688,163	—	—	21,688,163
Derivative financial instruments	18,425	18,425	—	18,425	—
Financial liabilities:
Deposits, other than time deposits	$18,085,640	18,085,640	18,085,640	—	—
Time deposits	2,314,784	2,315,906	—	2,315,906	—
Borrowed funds	3,534,536	3,571,056	—	3,571,056	—
Derivative financial instruments	9,266	9,266	—	9,266	—

	December 31, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$170,432	170,432	170,432	—	—
Equities	36,000	36,000	36,000	—	—
Debt securities available-for-sale	2,758,437	2,758,437	—	2,758,437	—
Debt securities held-to-maturity, net	1,247,853	1,320,872	—	1,253,566	67,306
FHLB stock	159,829	159,829	159,829	—	—
Loans held for sale	30,357	30,357	—	30,357	—
Net loans	20,580,451	20,787,917	—	—	20,787,917
Derivative financial instruments	34,577	34,577	—	34,577	—
Financial liabilities:
Deposits, other than time deposits	$16,807,240	16,807,240	16,807,240	—	—
Time deposits	2,718,179	2,726,230	—	2,726,230	—
Borrowed funds	3,295,790	3,367,491	—	3,367,491	—
Derivative financial instruments	492	492	—	492	—
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
Revenue from contracts with customers included in fees and service charges and other income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Revenue from contracts with customers included in:
Fees and service charges	$3,854	3,369	11,185	10,227
Other income	3,740	3,444	12,943	8,428
Total revenue from contracts with customers	$7,594	6,813	24,128	18,655
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
Standards Not Yet Adopted
Lessors – Certain Leases with Variable Lease Payments
The update affects lessors with lease contracts that have variable lease payments that do not depend on a reference index or a rate and where the lessor would have recognized a selling loss at lease commencement if classified as sales-type or direct financing even if the lessor expects the arrangement to be profitable. To reduce the risk of recognizing losses at lease commencement in such circumstances, the update requires lessors to classify and account for such leases as operating.
		January 1, 2022 Early adoption permitted	The amendments may be applied either retrospectively or prospectively. The update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
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
Dividend
    On October 27, 2021, the Company declared a cash dividend of $0.14 per share. The $0.14 dividend per share will be paid to stockholders on November 26, 2021, with a record date of November 10, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
    Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, expenses related to our proposed merger with Citizens Financial Group, Inc., unexpected delays relating to the merger, or the inability to obtain shareholder or regulatory approvals or satisfy the other closing conditions required to complete the merger. In addition, the COVID-19 pandemic is having an adverse impact on us, our customers and the communities we serve. The adverse effect of the COVID-19 pandemic on us, our customers and the communities where we operate may adversely affect our business, results of operations and financial condition for an indefinite period of time. Reference is made to Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent additional risk factors included in Part II, Item 1A of our Quarterly Reports on Form 10-Q.
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

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2021, we consider the following to be our critical accounting policies.
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
Executive Summary
During 2020 and 2021, the entire country has been negatively impacted by the COVID-19 pandemic. Beginning in March 2020, the impacts of the COVID-19 pandemic, including social distancing guidelines, closure of non-essential businesses and shelter-at-home mandates, caused a global economic downturn. The economic downturn included an increase in unemployment and a decline in gross domestic product. Since April 2020, the unemployment rate has declined but remains elevated above the pre-pandemic unemployment rate. Gross domestic product has grown each quarter beginning with the third quarter of 2020 after declining in the first and second quarters of 2020.
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
As a result of the pandemic, certain borrowers are currently unable to meet their contractual payment obligations. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their deferral period. At October 19, 2021, loans with an aggregate outstanding balance of approximately $410 million, or 1.9% of loans, were in COVID-19 related deferment.
Citizens Financial Group, Inc. Merger Agreement
On July 28, 2021, Citizens Financial Group, Inc. (“Citizens”) and Investors Bancorp, Inc. (“Investors”) announced that they entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of Investors for a combination of stock and cash. Under the terms of the agreement and plan of merger, shareholders of Investors will receive 0.297 of a share of Citizens common stock and $1.46 in cash for each share of Investors they own. Following completion of the transaction, former shareholders of Investors will collectively own approximately 14% of the combined company. The implied total transaction value based on closing prices on July 27, 2021 is approximately $3.5 billion. The agreement and plan of merger has been unanimously approved by the boards of directors of each company and the transaction is expected to close in the first half of 2022, subject to approval by the shareholders of Investors, receipt of required regulatory approvals and other customary closing conditions. A special meeting of Investors shareholders is scheduled to be held on November 19, 2021.
Third Quarter of 2021 Results Summary
•We reported net income of $66.9 million, or $0.28 per diluted share, for the three months ended September 30, 2021 as compared to $79.8 million, or $0.34 per diluted share, for the three months ended June 30, 2021 and $64.3 million, or $0.27 per diluted share, for the three months ended September 30, 2020.
•Net income for the three months ended September 30, 2021 included approximately $10.9 million, or $0.05 per diluted share, of after-tax costs associated with our pending merger with Citizens and completed Berkshire Bank branch acquisition and approximately $7.4 million, or $0.03 per diluted share, of after-tax costs in connection with our extinguishment of $600 million of FHLB borrowings announced in August 2021.

•Net interest margin decreased 12 basis points to 2.99% for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 as a result of lower prepayment penalties and an elevated average cash position.
•Provision for credit losses was a negative $13.0 million for the three months ended September 30, 2021 compared with a negative $9.7 million for the three months ended June 30, 2021. We recorded net charge-offs of $251,000 during the quarter ended September 30, 2021 compared to net recoveries of $807,000 during the quarter ended June 30, 2021. The allowance for loan losses as a percent of total loans was 1.20% at September 30, 2021 compared to 1.26% at June 30, 2021.
•Total non-interest income was $16.0 million for the three months ended September 30, 2021, an increase of $2.9 million compared to the three months ended June 30, 2021 and a decrease of $4.0 million compared to the three months ended September 30, 2020.
•Total non-interest expenses were $132.0 million for the three months ended September 30, 2021, an increase of $23.6 million compared to the three months ended June 30, 2021 and an increase of $28.0 million compared to the three months ended September 30, 2020. Included in non-interest expenses for the third quarter of 2021 were $10.2 million of costs associated with our extinguishment of $600 million of FHLB borrowings and $14.9 million of merger and acquisition related costs resulting from the Berkshire Bank branch acquisition and Citizens proposed merger transaction, inclusive of $6.6 million of occupancy costs resulting from anticipated branch closures related to branch rationalization plans connected with the Berkshire Bank branch acquisition.
•Non-interest-bearing deposits increased $176.1 million, or 4.2%, during the three months ended September 30, 2021. The cost of interest-bearing deposits decreased 3 basis points to 0.40% for the three months ended September 30, 2021 compared to the three months ended June 30, 2021.
•Total loans increased $539.3 million, or 2.5%, to $21.91 billion during the three months ended September 30, 2021. C&I loans increased $167.4 million, or 4.4%, during the three months ended September 30, 2021.
•Non-accrual loans decreased to $76.5 million, or 0.35% of total loans, at September 30, 2021 as compared to $77.6 million, or 0.36% of total loans, at June 30, 2021 and $132.0 million, or 0.63% of total loans, at September 30, 2020.
•At September 30, 2021, COVID-19 related loan deferrals totaled $496 million, or 2.3% of loans, compared to $599 million, or 2.8% of loans, as of June 30, 2021. Approximately 90% of borrowers with a loan payment deferral are making interest payments as of September 30, 2021. As of October 19, 2021, COVID-19 related loan deferrals totaled $410 million, or 1.9% of loans.
•Tier 1 Leverage, Common Equity Tier 1 Risk-Based, Tier 1 Risk-Based and Total Risk-Based Capital Ratios were 10.24%, 12.83%, 12.83% and 14.11%, respectively, at September 30, 2021.
•On July 28, 2021, Citizens and the Company announced that they entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of the Company. The agreement and plan of merger has been unanimously approved by the boards of directors of each company and the transaction is expected to close in the first half of 2022, subject to approval by the shareholders of the Company, receipt of required regulatory approvals and other customary closing conditions.
•On August 27, 2021, we completed the acquisition of Berkshire Bank’s New Jersey and eastern Pennsylvania branches including $219 million of loans and $632 million of deposits.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2021 and 2020
    Net Income. Net income for the three months ended September 30, 2021 was $66.9 million compared to net income of $64.3 million for the three months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was $219.0 million compared to net income of $146.4 million for the nine months ended September 30, 2020.
    Net Interest Income. Net interest income increased by $13.0 million, or 7.1%, to $194.6 million for the three months ended September 30, 2021 from $181.6 million for the three months ended September 30, 2020. Net interest margin increased 20 basis points to 2.99% for the three months ended September 30, 2021 from 2.79% for the three months ended September 30, 2020.
Net interest income increased by $33.2 million, or 6.2%, to $570.0 million for the nine months ended September 30, 2021 from $536.9 million for the nine months ended September 30, 2020. Net interest margin increased 26 basis points to 3.00% for the nine months ended September 30, 2021 from 2.74% for the nine months ended September 30, 2020.

Total interest and dividend income decreased by $9.5 million, or 3.9%, to $231.2 million for the three months ended September 30, 2021 from $240.7 million for the three months ended September 30, 2020. Interest income on loans decreased by $4.0 million, or 1.9%, to $211.2 million for the three months ended September 30, 2021, primarily attributed to the weighted average yield on net loans which decreased 15 basis points to 3.97%. Partially offsetting this decrease, the average balance of net loans increased $404.6 million to $21.28 billion, driven by loan originations and $219 million of loans acquired from Berkshire Bank, reduced by paydowns and payoffs. Prepayment penalties, which are included in interest income, totaled $5.3 million for the three months ended September 30, 2021 compared to $7.4 million for the three months ended September 30, 2020. Interest income on all other interest-earning assets, excluding loans, decreased by $5.4 million, or 21.3%, to $20.1 million for the three months ended September 30, 2021 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 27 basis points to 1.70% for the three months ended September 30, 2021. In addition, the average balance of all other interest-earning assets, excluding loans, decreased $447.1 million to $4.72 billion for the three months ended September 30, 2021.
Total interest and dividend income decreased by $59.4 million, or 8.0%, to $683.6 million for the nine months ended September 30, 2021 from $743.0 million for the nine months ended September 30, 2020. Interest income on loans decreased by $36.0 million, or 5.5%, to $621.5 million for the nine months ended September 30, 2021, primarily as a result of a 17 basis point decrease in the weighted average yield on net loans to 3.97%. In addition, the average balance of net loans decreased $302.9 million to $20.85 billion, mainly from paydowns and payoffs, partially offset by loan originations, $219 million of loans acquired from Berkshire Bank and $453.3 million of loans acquired from Gold Coast in April 2020. Prepayment penalties, which are included in interest income, totaled $18.4 million for the nine months ended September 30, 2021 compared to $23.2 million for the nine months ended September 30, 2020. Interest income on all other interest-earning assets, excluding loans, decreased by $23.4 million, or 27.3%, to $62.2 million for the nine months ended September 30, 2021 which is attributed to the weighted average yield on interest-earning assets, excluding loans, which decreased 44 basis points to 1.86%. In addition, the average balance of all other interest-earning assets, excluding loans, decreased $481.4 million to $4.47 billion for the nine months ended September 30, 2021.
Total interest expense decreased by $22.4 million, or 38.0%, to $36.6 million for the three months ended September 30, 2021 from $59.1 million for the three months ended September 30, 2020. Interest expense on interest-bearing deposits decreased $18.4 million, or 54.0%, to $15.7 million for the three months ended September 30, 2021. The weighted average cost of interest-bearing deposits decreased 44 basis points to 0.40% for the three months ended September 30, 2021. In addition, the average balance of total interest-bearing deposits decreased $576.4 million, or 3.6%, to $15.63 billion for the three months ended September 30, 2021. Interest expense on borrowed funds decreased by $4.0 million, or 16.1%, to $21.0 million for the three months ended September 30, 2021. The average balance of borrowed funds decreased $630.1 million, or 14.0%, to $3.86 billion for the three months ended September 30, 2021. In addition, the weighted average cost of borrowings decreased 5 basis points to 2.17% for the three months ended September 30, 2021.
Total interest expense decreased by $92.5 million, or 44.9%, to $113.6 million for the nine months ended September 30, 2021 from $206.1 million for the nine months ended September 30, 2020. Interest expense on interest-bearing deposits decreased $73.4 million, or 58.1%, to $52.9 million for the nine months ended September 30, 2021. The weighted average cost of interest-bearing deposits decreased 59 basis points to 0.46% for the nine months ended September 30, 2021. In addition, the average balance of total interest-bearing deposits decreased $758.1 million, or 4.7%, to $15.32 billion for the nine months ended September 30, 2021. Interest expense on borrowed funds decreased by $19.1 million, or 23.9%, to $60.7 million for the nine months ended September 30, 2021. The average balance of borrowed funds decreased $1.29 billion, or 25.5%, to $3.77 billion for the nine months ended September 30, 2021. Partially offsetting this decrease, the weighted average cost of borrowings increased 5 basis points to 2.15% for the nine months ended September 30, 2021.
    Provision for Credit Losses. Our provision for credit losses is primarily a result of the expected credit losses on our loans, unfunded commitments and held-to-maturity debt securities over the life of these financial instruments based on historical experience, current conditions, and reasonable and supportable forecasts. Our provision for credit losses is also impacted by the inherent credit risk in these financial instruments, the composition of and changes in our portfolios of these financial instruments, and the level of charge-offs. At September 30, 2021, our allowance for credit losses continued to be affected by the impact of the COVID-19 pandemic on the current and forecasted economic conditions. For the three months ended September 30, 2021, our provision for credit losses was impacted by improving economic conditions and commercial real estate prices. For the three months ended September 30, 2021, our provision for credit losses was negative $13.0 million, compared to $8.3 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, net loan charge-offs were $251,000 compared to $667,000 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our provision for credit losses was negative $25.7 million, compared to $72.8 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net loan recoveries were $2.3 million compared to net loan charge-offs of $12.8 million for the nine months ended September 30, 2020.

    Non-Interest Income. Total non-interest income decreased $4.0 million to $16.0 million for the three months ended September 30, 2021 from $19.9 million for the three months ended September 30, 2020. The decrease was due primarily to a decrease of $3.6 million in gain on loans due to a lower volume of mortgage banking loan sales to third parties and a $931,000 unrealized loss on equity securities during the three months ended September 30, 2021, partially offset by an increase of $1.2 million in customer swap fee income.
Total non-interest income increased $4.3 million to $49.0 million for the nine months ended September 30, 2021 from $44.7 million for the nine months ended September 30, 2020. The increase in non-interest income was due primarily to an increase of $3.0 million in fees and service charges predominately related to our mortgage servicing rights valuation, an increase of $2.8 million in income from our wealth and investment products and an increase of $2.0 million in customer swap fee income, partially offset by a decrease of $3.9 million in gain on loans due to a lower volume of mortgage banking loan sales to third parties.
    Non-Interest Expenses. Total non-interest expenses were $132.0 million for the three months ended September 30, 2021, an increase of $28.0 million, or 26.9%, compared to the three months ended September 30, 2020. The increase was primarily driven by $10.2 million of costs associated with our extinguishment of $600 million of FHLB borrowings and $14.9 million of merger and acquisition related costs resulting from the Berkshire Bank and Citizens transactions inclusive of $6.6 million of occupancy costs resulting from anticipated branch closures related to branch rationalization plans connected with the Berkshire Bank branch acquisition.
Total non-interest expenses were $344.8 million for the nine months ended September 30, 2021, an increase of $38.2 million, or 12.5%, compared to the nine months ended September 30, 2020. This increase was driven by an increase of $8.9 million in debt extinguishment costs, an increase of $8.5 million in professional fees driven by acquisition-related fees, an increase of $8.0 million in compensation and fringe benefit expense primarily related to incentive compensation and medical expenses and $6.6 million of occupancy costs resulting from anticipated branch closures related to branch rationalization plans connected with the Berkshire Bank branch acquisition. Included in non-interest expenses for the nine months ended September 30, 2021 were $10.0 million of acquisition-related costs.
    Income Taxes. Income tax expense for the third quarter of 2021 was $24.6 million compared to $24.8 million for the third quarter 2020.  The effective tax rate was 26.9% for the three months ended September 30, 2021 and 27.9% for the three months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021 was $80.9 million compared to $55.7 million for the nine months ended September 30, 2020.  The effective tax rate was 27.0% for the nine months ended September 30, 2021 and 27.6% for the nine months ended September 30, 2020. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income and the level of expenses not deductible for tax purposes relative to the overall level of pre-tax income. In addition, the effective tax rate is affected by the level of income allocated to the various state and local jurisdictions where we operate, because tax rates differ among such jurisdictions.
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

	Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$844,365	$268	0.13%	$978,037	$233	0.10%
Equity securities	8,747	65	2.97%	7,177	45	2.51%
Debt securities available-for-sale	2,501,016	9,683	1.55%	2,758,679	13,473	1.95%
Debt securities held-to-maturity, net	1,174,563	7,806	2.66%	1,200,933	8,277	2.76%
Net loans	21,284,262	211,189	3.97%	20,879,661	215,221	4.12%
Stock in FHLB	192,111	2,234	4.65%	223,032	3,452	6.19%
Total interest-earning assets	26,005,064	231,245	3.56%	26,047,519	240,701	3.70%
Non-interest-earning assets	1,151,571			1,157,358
Total assets	$27,156,635			$27,204,877
Interest-bearing liabilities:
Savings deposits	$2,060,893	$1,381	0.27%	$2,033,495	$2,690	0.53%
Interest-bearing checking	6,658,248	6,833	0.41%	5,901,759	8,658	0.59%
Money market accounts	4,613,066	4,475	0.39%	4,349,536	8,520	0.78%
Certificates of deposit	2,299,850	2,994	0.52%	3,923,651	14,241	1.45%
Total interest-bearing deposits	15,632,057	15,683	0.40%	16,208,441	34,109	0.84%
Borrowed funds	3,863,460	20,960	2.17%	4,493,591	24,970	2.22%
Total interest-bearing liabilities	19,495,517	36,643	0.75%	20,702,032	59,079	1.14%
Non-interest-bearing liabilities	4,827,551			3,856,553
Total liabilities	24,323,068			24,558,585
Stockholders’ equity	2,833,567			2,646,292
Total liabilities and stockholders’ equity	$27,156,635			$27,204,877
Net interest income		$194,602			$181,622
Net interest rate spread(1)			2.81%			2.56%
Net interest-earning assets(2)	$6,509,547			$5,345,487
Net interest margin(3)			2.99%			2.79%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33			1.26

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$496,273	$367	0.10%	$880,015	$1,367	0.21%
Equity securities	19,074	394	2.75%	6,480	110	2.26%
Debt securities available-for-sale	2,578,106	31,538	1.63%	2,657,564	46,371	2.33%
Debt securities held-to-maturity	1,189,302	23,462	2.63%	1,158,357	25,802	2.97%
Net loans	20,854,173	621,462	3.97%	21,157,077	657,483	4.14%
Stock in FHLB	185,520	6,417	4.61%	247,260	11,881	6.41%
Total interest-earning assets	25,322,448	683,640	3.60%	26,106,753	743,014	3.79%
Non-interest-earning assets	1,137,556			1,080,136
Total assets	$26,460,004			$27,186,889
Interest-bearing liabilities:
Savings deposits	$2,028,057	$4,265	0.28%	$2,039,596	$9,505	0.62%
Interest-bearing checking	6,328,197	20,397	0.43%	5,786,659	34,191	0.79%
Money market accounts	4,557,672	16,136	0.47%	4,172,144	32,624	1.04%
Certificates of deposit	2,408,527	12,070	0.67%	4,082,118	49,959	1.63%
Total interest-bearing deposits	15,322,453	52,868	0.46%	16,080,517	126,279	1.05%
Borrowed funds	3,774,346	60,725	2.15%	5,066,253	79,843	2.10%
Total interest-bearing liabilities	19,096,799	113,593	0.79%	21,146,770	206,122	1.30%
Non-interest-bearing liabilities	4,574,136			3,402,930
Total liabilities	23,670,935			24,549,700
Stockholders’ equity	2,789,069			2,637,189
Total liabilities and stockholders’ equity	$26,460,004			$27,186,889
Net interest income		$570,047			$536,892
Net interest rate spread(1)			2.81%			2.49%
Net interest-earning assets(2)	$6,225,649			$4,959,983
Net interest margin(3)			3.00%			2.74%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33			1.23

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020
    Total Assets. Total assets increased by $1.29 billion, or 5.0%, to $27.32 billion at September 30, 2021 from December 31, 2020. Cash and cash equivalents increased by $499.9 million to $670.3 million at September 30, 2021 from December 31, 2020. Net loans increased by $1.04 billion, or 5.1%, to $21.62 billion at September 30, 2021 from December 31, 2020. Securities decreased by $230.4 million, or 5.7%, to $3.81 billion at September 30, 2021 from December 31, 2020.
    Net Loans. Net loans increased by $1.04 billion to $21.62 billion at September 30, 2021 from $20.58 billion at December 31, 2020. The detail of the loan portfolio is below:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,655,135	7,122,840
Commercial real estate loans	5,135,123	4,947,212
Commercial and industrial loans	3,933,926	3,575,641
Construction loans	509,620	404,367
Total commercial loans	17,233,804	16,050,060
Residential mortgage loans	3,930,683	4,119,894
Consumer and other	740,827	702,801
Total loans	21,905,314	20,872,755
Deferred fees, premiums and other, net	(17,071)	(9,318)
Allowance for loan losses	(263,515)	(282,986)
Net loans	$21,624,728	20,580,451
    During the nine months ended September 30, 2021, we originated or funded $1.87 billion in multi-family loans, $1.01 billion in residential loans, $858.0 million in commercial and industrial loans, $580.0 million in commercial real estate loans, $101.6 million in construction loans and $86.1 million in consumer and other loans. Our originations reflect our continued focus on diversifying our loan portfolio. In addition, we acquired $219 million of loans from Berkshire Bank. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York.
    One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. We have not originated residential mortgage loans without verifying income in recent years. As of September 30, 2021, these loans totaled $87.8 million. As of September 30, 2021, interest-only residential and consumer loans totaled $21.6 million, which represented less than 1% of the residential and consumer portfolio. Although it is not a standard product offering for commercial real estate and multi-family loans, we originate interest-only in addition to amortizing loans in these segments. As of September 30, 2021, these loans totaled $2.11 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks. Since April 2020, we have, at the request of commercial borrowers experiencing financial difficulty resulting from the pandemic, temporarily deferred the payment of principal and/or interest for an agreed-upon period of time. Although a significant portion of these loans are paying interest-only during the deferral period, they are not included in the amount of interest-only loans disclosed in this section.

Loan Deferrals. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their initial deferral period. At May 4, 2020, loans with an aggregated outstanding balance of $4.3 billion, or 20.1% of total loans, were in COVID-19 related deferment. Since then, customers representing approximately $3.9 billion in loan balances have ended their COVID-19 related deferrals and as of October 19, 2021, loans with an aggregate outstanding balance of approximately $410.0 million, or 1.9% of total loans, were in COVID-19 related deferment.
The following table presents the balance of deferred loans in the Company’s loan portfolio by loan segment, industry sector and type of deferral as of October 19, 2021.

Segment and industry sector	Principal and Interest Deferral	Principal Deferral	Total	Deferred Loan % of Total Loans (1)
	(Dollars in millions)
Commercial and industrial
Accommodation and food service	$—	170	170	0.8%
Arts, entertainment and recreation	—	23	23	0.1%
Real estate and rental	—	1	1	—%
Total deferred commercial and industrial	—	194	194	0.9%
Commercial real estate
Accommodation and food service	—	61	61	0.3%
Other	—	7	7	—%
Total deferred commercial real estate	—	68	68	0.3%
Construction	—	—	—	—%
Multi-family	—	99	99	0.5%
Total deferred commercial loans	—	361	361	1.7%
Residential and consumer	49	—	49	0.2%
Total deferred loans (2)	$49	361	410	1.9%
(1) Percentage calculated using total loan balance as of September 30, 2021.
(2) Of the total deferred loans, approximately 35% of the deferments expire in the fourth quarter of 2021 with the remainder expiring in January 2022.
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

The following table presents the Company’s loan portfolio at September 30, 2021 by industry sector:

Segment/Industry	Loan Balance (in millions)	% of Total Segment
Commercial and industrial:
Accommodation and food service	$285	7%
Administrative and support and waste management	149	4%
Agriculture, forestry, fishing and hunting	23	1%
Arts, entertainment, and recreation	101	3%
Construction	307	8%
Educational service	134	3%
Finance and insurance	267	7%
Health care and social assistance	622	16%
Information	136	3%
Management of companies and enterprises	6	0%
Manufacturing	216	5%
Mining, quarrying, and oil and gas extraction	48	1%
Professional, scientific, and technical services	125	3%
Public administration	1	0%
Real estate and rental	619	16%
Retail trade - clothing, home, gasoline, health	167	4%
Retail trade - sporting, hobby, vending, e-commerce	7	0%
Transportation - air, rail, truck, water, pipeline	265	7%
Utilities	2	0%
Wholesale trade	223	6%
Other	231	6%
Total commercial and industrial	$3,934	100%

Commercial real estate:
Accommodation and food service	$113	2%
Arts, entertainment, and recreation	17	0%
Health care and social assistance	159	3%
Mixed use property	504	10%
Office	1,244	24%
Retail store	926	18%
Shopping center	1,000	20%
Warehouse	698	14%
Other	474	9%
Total commercial real estate	$5,135	100%

Multi-family	7,655	100%
Construction	510	100%
Residential and consumer	4,671	100%
Total loans	$21,905	100%

Non-Performing Loans. The following table sets forth non-accrual loans (excluding loans held-for-sale) and accruing troubled debt restructured loans on the dates indicated as well as certain asset quality ratios:

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)

Multi-family	15	$19.9	11	$16.6	13	$19.2	15	$35.6	13	$51.1
Commercial real estate	22	9.8	24	13.0	25	14.0	29	15.9	28	17.8
Commercial and industrial	16	3.3	13	5.2	15	4.4	21	9.2	19	10.9
Construction	—	—	—	—	—	—	—	—	—	—
Total commercial loans	53	33.0	48	34.8	53	37.6	65	60.7	60	79.8
Residential and consumer	231	43.5	232	42.8	239	45.7	246	46.4	250	52.2
Total non-accrual loans	284	$76.5	280	$77.6	292	$83.3	311	$107.1	310	$132.0
Accruing troubled debt restructured loans	47	$8.1	49	$9.3	45	$9.1	47	$9.2	51	$9.8
Non-accrual loans to total loans		0.35%		0.36%		0.40%		0.51%		0.63%
Allowance for loan losses as a percent of non-accrual loans		344.61%		348.05%		340.60%		264.17%		217.75%
Allowance for loan losses as a percent of total loans		1.20%		1.26%		1.36%		1.36%		1.37%
    Total non-accrual loans were $76.5 million at September 30, 2021 compared to $77.6 million at June 30, 2021 and $132.0 million at September 30, 2020. At September 30, 2021, there were $4.7 million of multi-family loans, $2.9 million of commercial and industrial loans and $1.9 million of commercial real estate loans that were classified as non-accrual which were performing in accordance with their contractual terms. Criticized and classified loans as a percent of total loans decreased to 6.95% at September 30, 2021 from 7.99% at December 31, 2020. We continue to proactively and diligently work to resolve our troubled loans.
During the nine months ended September 30, 2021, we sold three non-performing multi-family loans totaling $19.9 million and recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. During the nine months ended September 30, 2021, we also sold a $762,000 non-performing commercial real estate loan.
    At September 30, 2021, there were $26.4 million of loans deemed as TDRs, of which $22.0 million were residential and consumer loans and $4.4 million were commercial real estate loans. TDRs of $8.1 million were classified as accruing and $18.3 million were classified as non-accrual at September 30, 2021. Included were $1.3 million of residential loans deemed to be TDRs as the borrower was granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR as described in Note 6, Loans Receivable, Net.
    In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2021, we have deemed potential problem loans totaling $81.1 million, which is comprised of 14 multi-family loans totaling $57.4 million, 12 commercial real estate loans totaling $21.3 million and 13 commercial and industrial loans totaling $2.4 million. In addition, we continue to support our customers by deferring payments for borrowers experiencing hardship because of the COVID-19 pandemic. As of October 19, 2021, $410.0 million, or 1.9%, of loans were deferring principal and/or interest payments. For further information, please refer to the Loan Deferrals disclosure above. Management is actively monitoring all of these loans.
    The ratio of non-accrual loans to total loans was 0.35% at September 30, 2021 compared to 0.51% at December 31, 2020. The allowance for loan losses as a percentage of non-accrual loans was 344.61% at September 30, 2021 compared to

264.17% at December 31, 2020. At September 30, 2021, our allowance for loan losses as a percentage of total loans was 1.20% compared to 1.36% at December 31, 2020.
    Allowance for Credit Losses on Loans. The allowance for loan losses decreased by $19.5 million to $263.5 million at September 30, 2021 from $283.0 million at December 31, 2020. The decrease reflects a negative provision for loan losses of $22.8 million, partially offset by an increase of $2.3 million resulting from net loan recoveries and an increase of approximately $1.0 million from the initial allowance on loans identified as PCD which were acquired from Berkshire Bank. Our allowance for loan losses at September 30, 2021 was affected by the improving current and forecasted economic conditions and commercial real estate prices. Future increases in the allowance for loan losses may be necessary based on the composition of and change in the loan portfolio, the level of loan delinquency and the current and forecasted economic condition over the life of our loans.
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

	September 30, 2021		December 31, 2020
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$59,169	35.0%	$56,731	34.1%
Commercial real estate loans	87,016	23.4%	115,918	23.7%
Commercial and industrial loans	85,036	18.0%	79,327	17.1%
Construction loans	9,359	2.3%	7,267	2.0%
Residential mortgage loans	19,328	17.9%	19,941	19.7%
Consumer and other loans	3,607	3.4%	3,802	3.4%
Total allowance	$263,515	100.0%	$282,986	100.0%
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
    At September 30, 2021, our securities portfolio represented 14.0% of our total assets. Securities, in the aggregate, decreased by $230.4 million, or 5.7%, to $3.81 billion at September 30, 2021 from December 31, 2020. This decrease was primarily a result of paydowns and sales, partially offset by purchases. At September 30, 2021, our allowance for credit losses on held-to-maturity debt securities was $2.0 million.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $17.2 million, or 10.8%, to $177.1 million at September 30, 2021 from $159.8 million at December 31, 2020. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $227.8 million at September 30, 2021 and $223.7 million at December 31, 2020. Other assets were $139.6 million at September 30, 2021 and $163.2 million at December 31, 2020. The decrease in other assets was primarily driven by hedge-related assets.
Deposits.  At September 30, 2021, deposits totaled $20.40 billion, representing 83.4% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts), resulting in a deposit mix of lower cost core products. We are committed to our plan of attracting more core deposits because they represent a more stable source of low cost funds and may be less sensitive to changes in market interest rates.
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
Deposits increased by $875.0 million, or 4.5%, to $20.40 billion at September 30, 2021 from $19.53 billion at December 31, 2020 primarily driven by an increase in checking account deposits, partially offset by decreases in time deposits and money market deposits. Checking account deposits increased $1.56 billion to $11.26 billion at September 30, 2021 from $9.71 billion at December 31, 2020. Core deposits represented approximately 89% of our total deposit portfolio at September 30, 2021 compared to 86% at December 31, 2020. We acquired $632 million of deposits from Berkshire Bank during the quarter ended September 30, 2021.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated:

	September 30, 2021		December 31, 2020
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$4,345,871	21.3%	$3,663,073	18.8%
Interest-bearing:
Checking accounts	6,917,964	33.9%	6,043,393	30.9%
Money market deposits	4,768,986	23.4%	5,037,327	25.8%
Savings	2,052,819	10.1%	2,063,447	10.6%
Certificates of deposit	2,314,784	11.3%	2,718,179	13.9%
Total Deposits	$20,400,424	100.0%	$19,525,419	100.0%
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $238.7 million, or 7.2%, to $3.53 billion at September 30, 2021 from $3.30 billion at December 31, 2020 to support balance sheet growth.
Stockholders’ Equity. Stockholders’ equity increased by $142.6 million to $2.85 billion at September 30, 2021 from $2.71 billion at December 31, 2020. The increase was primarily attributed to net income of $219.0 million, share-based plan activity of $21.8 million and other comprehensive income of $17.7 million for the nine months ended September 30, 2021. These increases were partially offset by cash dividends paid of $0.42 per share totaling $103.9 million and the repurchase of approximately 1.0 million shares of common stock for $12.1 million during the nine months ended September 30, 2021.
Liquidity and Capital Resources
    The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization of loans is usually a predictable source of funds, deposit flows and mortgage and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. The Company’s total borrowing capacity from the FHLB and other borrowing sources was approximately $22.77 billion at September 30, 2021. Excluding outstanding borrowings and encumbered collateral, available borrowing capacity and other available liquidity sources totaled approximately $12.89 billion at September 30, 2021. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress related to the COVID-19 pandemic that began in the first quarter of 2020.
    At September 30, 2021, the Company had no overnight borrowings outstanding. The Company had $188.0 million of overnight borrowings outstanding at December 31, 2020. The Company borrows directly from the FHLB and various financial institutions. The Company had total borrowings of $3.53 billion at September 30, 2021, an increase of $238.7 million from $3.30 billion at December 31, 2020.
    In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2021, commitments to originate loans totaled $266.7 million; unused home equity lines of credit and undisbursed business and construction loans totaled approximately $2.48 billion; and outstanding standby letters of credit totaled $45.3 million. There were no outstanding commitments to sell loans. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.01 billion at September 30, 2021. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
    Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. On July 30, 2021 our rating was placed on positive after the acquisition agreement with Citizens Financial Group was announced. On May 24, 2021 S&P revised our rating outlook to stable from negative to reflect decreasing economic risks. In May 2020, S&P had revised our rating outlook to negative due to economic downturn from COVID-19.
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
    Paycheck Protection Program. On April 9, 2020, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve, OCC and FDIC issued an interim final rule that excludes loans pledged as collateral to the Federal Reserve’s PPP Lending Facility from supplemental leverage ratio exposure, average total consolidated assets and Advanced and Standardized risk-weighted assets. Additionally, PPP loans, which are guaranteed by the Small Business Administration, will receive a zero percent risk weight under the Basel 3 Advanced and Standardized approaches regardless of whether they are pledged as collateral to the PPP Lending Facility. On December 27, 2020, the Consolidated Appropriations Act, 2021, was enacted and included a reopening of the PPP. The majority of the Company’s PPP loans were sold in the fourth quarter of 2020 with the remainder being forgiven by the Small Business Administration in the second quarter of 2021.
As of September 30, 2021, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of September 30, 2021 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,435,271	9.02%	$1,079,893	4.00%	$1,349,866	5.00%
Common Equity Tier 1 Risk-Based Capital	2,435,271	11.32%	1,506,273	7.00%	1,398,682	6.50%
Tier 1 Risk Based Capital	2,435,271	11.32%	1,829,046	8.50%	1,721,455	8.00%
Total Risk-Based Capital	2,697,950	12.54%	2,259,409	10.50%	2,151,818	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,769,611	10.24%	$1,081,515	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,769,611	12.83%	1,510,878	7.00%	n/a	n/a
Tier 1 Risk Based Capital	2,769,611	12.83%	1,834,637	8.50%	n/a	n/a
Total Risk-Based Capital	3,045,823	14.11%	2,266,317	10.50%	n/a	n/a
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
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2021:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(In thousands)
Debt obligations (excluding finance leases)	$3,534,536	2,350,000	348,965	821,019	14,552
Commitments to originate and purchase loans	$266,741	266,741	—	—	—
Commitments to sell loans	$—	—	—	—	—

    Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms, and none of the borrowings were callable at the option of the lender as of September 30, 2021. Additionally, at September 30, 2021, the Company’s commitments to fund unused lines of credit totaled $2.48 billion. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    In addition to the contractual obligations previously discussed, we have other liabilities which include $216.4 million of operating lease liabilities of which $9.3 million was acquired in the Berkshire Bank acquisition during the nine months ended September 30, 2021 and $3.6 million was acquired from Gold Coast during the year ended December 31, 2020. We have $1.2 million of finance lease liabilities. These contractual obligations as of September 30, 2021 have not changed significantly from December 31, 2020.

    In the normal course of business, the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
Derivative Instruments and Hedging Activities. The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the three and nine months ended September 30, 2021, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed rate assets. These derivatives had an aggregate notional amount of $3.58 billion as of September 30, 2021. During the year ended December 31, 2020, the Company terminated two interest rate swaps with an aggregate notional amount of $475.0 million that had been used to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. Also during the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million that had been designated as cash flow hedges on wholesale funding.
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
As of September 30, 2021, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.58 billion. As of December 31, 2020, the Company had cash flow hedges with aggregate notional amounts of $3.33 billion. During the year ended December 31, 2020, the Company terminated cash flow hedges with an aggregate notional of $400.0 million. Also during the year ended December 31, 2020, the Company terminated fair value hedges with an aggregate notional of $475.0 million, and the Company had no interest rate swaps designated as fair value hedges as of December 31, 2020.
    We actively evaluate interest rate risk in connection with our lending, investing and deposit activities and our off-balance sheet positions. At September 30, 2021, 17.9% of our total loan portfolio was comprised of residential mortgages, of which approximately 24.6% was in variable rate products, while 75.4% was in fixed rate products. Our variable rate and short term fixed rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations. Long term fixed-rate products may adversely impact our net interest income in a rising rate environment. The origination of commercial loans, particularly commercial and industrial loans, commercial real estate loans and multi-family loans, which have outpaced the growth in the residential portfolio in recent years, generally help reduce our interest rate risk due to their shorter term compared to fixed rate residential mortgage loans. In addition, we primarily invest in securities which display relatively conservative interest rate risk characteristics.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the LIBOR administrator announced plans to consult on easing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States banking regulators concurrently issued a joint statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the recommended alternative rate to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $8.47 billion in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and evaluating the related risks.
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
    Quantitative Analysis. The table below sets forth, as of September 30, 2021, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points.

	EVE (1)			Net Interest Income (2)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$4,292,312	(217,356)	(4.8)%	$763,046	(21,606)	(2.8)%
0bp	$4,509,668	—	—	$784,652	—	—
-100bp	$4,270,157	(239,511)	(5.3)%	$787,255	2,603	0.3%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)Assumes a gradual change in interest rates over a one year period at all maturities.
    The table above indicates that at September 30, 2021, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 4.8% decrease in EVE and a $21.6 million, or 2.8%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 5.3% decrease in EVE and a $2.6 million, or 0.3%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.

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
    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS
    The Company, the Bank and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors relating to the Company’s proposed merger (“Merger”) with Citizens Financial Group, Inc. (“Citizens”) represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission, as updated by our Quarterly Reports on Form 10-Q. To the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. The following risk factors are consistent with the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as filed with the Securities and Exchange Commission.
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
(a) Not applicable.
(b) Not applicable.
(c) The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2021 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
July 1, 2021 through July 31, 2021	588	$14.33	—	12,000,202
August 1, 2021 through August 31, 2021	2,344	13.82	—	12,000,202
September 1, 2021 through September 30, 2021	3,820	14.43	—	12,000,202
Total	6,752	$14.21	—	12,000,202
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or approximately 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of September 30, 2021.
(2) 6,752 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.

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

INVESTORS BANCORP, INC.

Date:	November 5, 2021	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Sean Burke
Sean Burke Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)