Form 10-K
period 2021-12-31
Investors Bancorp, Inc.
filed 2022-03-01
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 17, 2022, the registrant had 361,869,872 shares of common stock, par value $0.01 per share, issued and 249,038,728 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2021, as reported by the NASDAQ Global Select Market, was approximately $3.23 billion.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INVESTORS BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

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
•changes in the interest rate environment may reduce interest margins, net income or affect the value of our investments or derivative instruments;
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
Investors Bancorp, Inc. (the “Company”) is a Delaware corporation and the holding company for Investors Bank (the “Bank”). At December 31, 2021, the Company had 361,869,872 common stock issued and 247,997,266 outstanding.
The Company is subject to regulation as a bank holding company by the Federal Reserve Board. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. The Company currently employs as officers only certain persons who are also officers of the Bank and uses the support staff of the Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate.

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
The Bank is in the business of attracting deposits from the public through its branch network and a secure online channel and borrowing funds in the wholesale markets to originate loans and to invest in securities. The Bank originates multi-family loans, commercial real estate loans, commercial and industrial (“C&I”) loans, one-to four- family residential mortgage loans secured by one- to four-family residential real estate, construction loans and consumer loans, the majority of which are cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. Securities, primarily mortgage-backed securities, U.S. Government and Federal Agency obligations, and other securities represented 14.4% of consolidated assets at December 31, 2021. The Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”).
Citizens Financial Group, Inc. Merger Agreement
On July 28, 2021, Citizens Financial Group, Inc. (“Citizens”) and the Company announced that they entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of the Company for a combination of stock and cash. Under the terms of the agreement and plan of merger, shareholders of the Company will receive 0.297 of a share of Citizens common stock and $1.46 in cash for each share of the Company they own. Following completion of the transaction, former shareholders of the Company will collectively own approximately 14% of the combined company. The implied total transaction value based on closing prices on July 27, 2021was approximately $3.5 billion. The agreement and plan of merger has been unanimously approved by the boards of directors of each company. On November 19, 2021, Investors’ shareholders approved the planned merger with Citizens at a special meeting. Citizens and Investors are targeting a transaction close in the second quarter of 2022, subject to the receipt of required regulatory approvals and other customary closing conditions.
COVID-19 Pandemic
The COVID-19 pandemic has caused significant economic dislocation in the United States. Since March 2020, many state and local governments, including New Jersey, have from time to time ordered non-essential businesses to close and residents to shelter in place at home, or placed other restrictions on businesses and individuals, resulting in a slow-down in economic activity and increases in unemployment. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes declined to historic lows. Various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). From time to time, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Government actions and business practices continue to evolve in response to the advent of COVID-19 variants.
We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers, communities and results of operations. All of our branches have normal operating hours and all lobbies have re-opened for our clients. In addition, the majority of our corporate workforce has returned to our corporate offices in some capacity while the remainder continue to work remotely in an effective manner. Proper protocols have been put in place in our branches and corporate offices to ensure the continued safety of our employees and customers and compliance with current regulations.
As a result of the pandemic, certain borrowers were unable to meet their contractual payment obligations. While we have continued to support our customers by granting payment deferrals in 2020 and 2021 for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status. As of December 31, 2021, COVID-19 Cares Act related loan payment deferrals decreased to $279 million, or 1.2% of loans, compared to $790.0 million, or 3.8% of loans as of December 31, 2020. All the commercial deferments under the Cares Act are scheduled to expire in the first quarter of 2022. As of February 8, 2022, residential and consumer loans deferring principal and interest payments under the Cares Act totaled $4.5 million.
At the onset of the pandemic we offered increased mobile deposit limits and increased customer support through our call center and bankers to further support our customers. Our continued focus on digital transformation and implementation of online account opening has also benefited our customers. During 2020 we participated in government-sponsored programs including PPP and Main Street Lending, originating approximately $335 million of PPP loans and subsequently sold the majority of these loans to a well-established SBA lender that could continue to assist our customers in the forgiveness process.

We will continue to support our customers as necessary, to ensure they are able to participate in government-sponsored economic relief programs.

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
Opportunities through Our Attractive Markets
The primary markets in which we have a retail presence are considered attractive banking markets within the United States, and we believe they will continue to provide us with opportunities to grow. In addition to our strong presence in our historic markets throughout New Jersey, we have expanded our retail franchise to include the suburbs of Philadelphia and the boroughs of New York City as well as Nassau and Suffolk Counties on Long Island. With the August 2021 acquisition of eight branches from Berkshire Bank, we have expanded our branch footprint into Pennsylvania. We accomplished this expansion through de novo growth and select bank and branch acquisitions. As a result of this growth, the Bank is one of the largest banks headquartered in the state of New Jersey as measured by New Jersey deposits as of June 30, 2021. The markets in which we operate are desirable from an economic and demographic perspective as they are characterized by large and dense population centers, areas of high income households and centers of robust business and commercial activity. Our competition in these markets tends to be from out-of-state headquartered money centers and super-regional financial institutions as well as smaller, local community banks. We believe that as a locally headquartered institution, situated between these extremes, we can compete and capitalize on opportunities that exist in our market area. We also examine our branch network to optimize our market presence, which may include branch rationalization plans.
Many of the counties we serve are projected to experience moderate to strong household income growth through 2027. Though slower population growth is projected for many of the counties we serve, it is important to note that these counties are densely populated. All of the counties we serve have a strong mature market and nearly all have median household incomes greater than the national median.
We face intense competition in making loans as well as attracting deposits in our market area. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, insurance companies and new technology-driven market entrants. We face additional competition for deposits from short-term money market funds, brokerage firms and mutual funds. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2021, the latest date for which statistics are available, our market share of deposits was ranked in the top 10 of total deposits in the State of New Jersey and in the top 20 within the New York metropolitan area for all institutions.
Diversifying the Loan Portfolio
To further diversify our loan portfolio, we have increased C&I lending by building relationships with small to medium sized companies. In recent years, we have hired a number of experienced C&I lending teams, including a team specializing in the healthcare industry, and in 2018, we acquired an equipment finance team and portfolio. For the year ended December 31, 2021, we originated $1.26 billion in C&I loans. A significant portion of our C&I loans are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. In addition, we have national exposure through our equipment finance, healthcare and leveraged lending portfolios. Our Equipment Finance Group originates equipment finance loans and leases which are primarily secured by critical use assets. We have diversified our loan portfolio, as evidenced by the fact that C&I loans represent approximately 18.2% of our loan portfolio at December 31, 2021 as compared to December 31, 2017, when C&I loans were approximately 8% of total loans. We have been focused on diversifying our loan portfolio which has been a focus of our business strategy, however, we are mindful of concentrations as it pertains to capital.

Deposit Strategy
We are focused on generating relationship-based core deposits (savings, checking and money market accounts). As of December 31, 2021, we had core deposits of $18.73 billion, representing approximately 89.9% of total deposits. Core deposits are an attractive funding alternative because they are generally a more stable source of low cost funding and are less sensitive to changes in market interest rates. The percent of non-interest bearing deposits to total deposits has grown to 22.4% at December 31, 2021. Despite intense competition for deposits, we continue to pursue a customer-centric model to meeting their financial needs and continue to invest in branch staff training, product development, de novo branch growth based on existing market presence and acquired branches, as well as commercial deposit gathering efforts. Over the past few years we have developed a suite of commercial deposit and treasury management products, designed to appeal to small and mid-sized businesses and non-profit organizations including electronic deposit services such as mobile and remote deposit capture.
Our deposit business has become more commercial oriented over the past few years as we attract more deposits from commercial entities, including businesses that borrow from us. The Bank is one of the largest depositories for government and municipal deposits in New Jersey, which provides us with an additional funding source. Government and municipal deposits were 27.2% of our total deposits at December 31, 2021. Our branch network, concentrated in markets with attractive demographics and a high-density population, provide us with opportunities to grow and improve our deposit base.

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

Capital Management
Capital management is a key component of our business strategy. As of December 31, 2021, our tangible equity to asset ratio was 10.14%. We continue to manage our capital through a combination of organic growth, stock repurchases, dividends and acquisitions. Effective capital management and prudent growth allows us to effectively leverage our capital, while being mindful of tangible book value for stockholders. Since March 2015, we have repurchased 130.5 million shares totaling $1.58 billion at an average price per share of $12.08.
We have paid continuous quarterly dividends since September 2012. For the year ended December 31, 2021, our dividend payout ratio per share was approximately 42%. We have recently increased our quarterly dividend to $0.16 per share.

Involvement in Our Communities
The Bank proudly promotes a higher quality of life in the communities it serves in New Jersey, New York and Pennsylvania through employee volunteer efforts and our Charitable Foundations. Employees are continually encouraged to become leaders in their communities and use the Bank’s support to help others. Through the Investors Charitable Foundation, established in 2005, and the Roma Charitable Foundation, which we acquired in December 2013, the Bank has contributed or committed $47.9 million in donations to enrich the lives of New Jersey, New York and Pennsylvania citizens by supporting initiatives in the arts, education, youth development, affordable housing, financial education, and health and human services.
Community involvement is one of the principal values of the Bank and provides our staff with a meaningful ability to help others. We believe these efforts contribute to creating a culture at the Bank that promotes high employee morale while enhancing the presence of the Bank in our local markets. We always look for opportunities to help the communities we serve.

Lending Activities
Our loan portfolio is comprised of multi-family loans, commercial real estate loans, C&I loans, construction loans, residential mortgage loans and consumer and other loans. At December 31, 2021, multi-family loans totaled $7.87 billion, or 34.8% of our total loan portfolio, commercial real estate loans totaled $5.37 billion, or 23.8% of our total loan portfolio, C&I loans totaled $4.11 billion, or 18.2% of our total loan portfolio, and construction loans totaled $551.0 million, or 2.4% of our total loan portfolio. Residential mortgage loans represented $3.93 billion, or 17.4% of our total loans at December 31, 2021. We also offer consumer loans, which consist primarily of cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. At December 31, 2021, consumer and other loans totaled $766.8 million, or 3.4% of our total loan portfolio.
Net loans increased $1.76 billion from December 31, 2020 to December 31, 2021, which was driven by an increase in multi-family, C&I, commercial real estate and construction loans of $742.8 million, $538.2 million and $424.5 million and $146.6 million respectively.

    Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan. Commercial loans are comprised of multi-family loans, commercial real estate loans, C&I loans and construction loans. Our primary focus over recent years has been on the origination of commercial loans.

	December 31,
	2021		2020
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial loans:
Multi-family loans	$7,865,592	34.8%	$7,122,840	34.1%
Commercial real estate loans	5,371,758	23.8	4,947,212	23.7
Commercial and industrial loans	4,113,792	18.2	3,575,641	17.1
Construction loans	550,950	2.4	404,367	2.0
Total commercial loans	17,902,092	79.2	16,050,060	76.9
Residential mortgage loans	3,929,170	17.4	4,119,894	19.7
Consumer and other loans:
Cash surrender value	490,803	2.2	411,734	2.0
Home equity credit lines	214,550	0.9	216,451	1.0
Home equity loans	60,005	0.3	70,801	0.3
Other	1,427	—	3,815	—
Total consumer and other loans	766,785	3.4	702,801	3.4
Total loans	$22,598,047	100.0%	$20,872,755	100.0%
Deferred fees, premiums and other, net (1)	(14,754)		(9,318)
Allowance for credit losses	(240,681)		(282,986)
Net loans	$22,342,612		$20,580,451
(1) Included in deferred fees and premiums are accretable purchase accounting adjustments in connection with loans acquired and an adjustment to the carrying amount of the residential loans hedged when applicable.

The following table presents the Company’s loan portfolio at December 31, 2021 by industry sector:

Segment/Industry	Loan Balance (in millions)	% of Total Segment
Commercial and industrial:
Accommodation and food service	$290	7.0%
Administrative and support and waste management	151	3.7%
Agriculture, forestry, fishing and hunting	23	0.6%
Arts, entertainment, and recreation	86	2.1%
Construction	355	8.6%
Educational service	140	3.4%
Finance and insurance	263	6.4%
Health care and social assistance	529	12.9%
Information	144	3.5%
Management of companies and enterprises	6	0.1%
Manufacturing	223	5.4%
Mining, quarrying, and oil and gas extraction	48	1.2%
Professional, scientific, and technical services	138	3.4%
Public administration	1	0.0%
Real estate and rental	720	17.5%
Retail trade - clothing, home, gasoline, health	158	3.8%
Retail trade - sporting, hobby, vending, e-commerce	12	0.3%
Transportation - air, rail, truck, water, pipeline	331	8.0%
Utilities	2	0.0%
Wholesale trade	250	6.1%
Other	244	6.0%
Total commercial and industrial	$4,114	100.0%

Commercial real estate:
Accommodation and food service	$150	2.8%
Arts, entertainment, and recreation	16	0.3%
Health care and social assistance	253	4.7%
Mixed use property	493	9.2%
Office	1,271	23.7%
Retail store	934	17.4%
Shopping center	1,159	21.6%
Warehouse	586	10.9%
Other	510	9.4%
Total commercial real estate	$5,372	100.0%

Multi-family	7,866
Construction	551
Residential and consumer	4,695
Total loans	$22,598

Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio based on contractual maturity at December 31, 2021. Overdraft loans are reported as being due in one year or less.

	At December 31, 2021
	Multi-Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
In one year or less	$102,670	$234,857	$532,564	$306,923	$1,501	$90,926	$1,269,441
After one year:
After one through five years	1,571,835	1,425,684	1,627,707	244,027	46,081	190,044	5,105,378
After five through fifteen years	6,036,110	3,552,060	1,817,663	—	743,819	313,031	12,462,683
After fifteen years	154,977	159,157	135,858	—	3,137,769	172,784	3,760,545
Total due after one year	7,762,922	5,136,901	3,581,228	244,027	3,927,669	675,859	21,328,606
Total loans	$7,865,592	$5,371,758	$4,113,792	$550,950	$3,929,170	$766,785	$22,598,047
Deferred fees, premiums and other, net							(14,754)
Allowance for credit losses							(240,681)
Net loans							$22,342,612

The following table sets forth fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
Commercial loans:
Multi-family loans	$3,881,477	$3,881,445	$7,762,922
Commercial real estate loans	2,051,572	3,085,329	5,136,901
Commercial and industrial loans	2,145,582	1,435,646	3,581,228
Construction loans	23,375	220,652	244,027
Total commercial loans	8,102,006	8,623,072	16,725,078
Residential mortgage loans	3,007,209	920,460	3,927,669
Consumer and other loans:
Cash surrender value	—	433,710	433,710
Home equity credit lines	13,924	170,244	184,168
Home equity loans	57,043	34	57,077
Other	844	60	904
Total consumer and other loans	71,811	604,048	675,859
Total loans	$11,181,026	$10,147,580	$21,328,606
Multi-family Loans. At December 31, 2021, $7.87 billion, or 34.8%, of our total loan portfolio was comprised of multi-family loans. Our policy generally has been to originate multi-family loans in New York, New Jersey and surrounding states, which represent approximately 98% of total multi-family loans at December 31, 2021. The multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans, which were originated at prevailing market rates. Multi-family loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.
Commercial Real Estate Loans. At December 31, 2021, $5.37 billion, or 23.8%, of our total loan portfolio was commercial real estate loans. We originate commercial real estate loans which are generally secured by industrial properties, retail buildings, office buildings and other commercial properties. As of December 31, 2021, commercial real estate loans in New Jersey, New York and surrounding states represent approximately 90% of our commercial real estate loans. Commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years.

Commercial and Industrial Loans. At December 31, 2021, $4.11 billion, or 18.2%, of our total loan portfolio were classified as C&I loans. We offer a wide range of credit facilities to C&I clients throughout our geographic footprint and nationally. Our credit offerings are lines of credit, fixed-rate and adjustable-rate term loans, lease financing and letters of credit. A significant portion of our C&I loans are secured by commercial real estate and are primarily properties and businesses located in New Jersey and New York. Other collateral for these types of loans can be comprised of real estate, equipment and/or a lien on the general assets, including inventory and receivables of the underlying business, and in many cases are further supported by a personal guarantee of the owner. Our product offerings include certain C&I lending subspecialties that originate loans both locally and nationally, including leveraged lending, healthcare lending and equipment finance. Our equipment finance portfolio totaled $1.06 billion, or 25.8% of our C&I portfolio at December 31, 2021 and has grown substantially from the $345.8 million portfolio acquired in February 2018. Our equipment finance portfolio, comprised of both loans and leases throughout the U.S., is primarily secured by critical use assets. At December 31, 2021, approximately 33% of our C&I loans were to borrowers outside of New Jersey and New York.
Construction Loans.  At December 31, 2021, we held $551.0 million in construction loans representing 2.4% of our total loan portfolio. We offer loans directly to owners and developers on income-producing properties and residential for-sale housing units. Generally, construction loans are structured to have a three-year term and are made in amounts of up to 70% of the appraised value of the completed property, or a maximum up to the cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for units to be sold require a pre-sale contract or we will limit the amount of speculative building without a sales contract.
Residential Mortgage Loans. At December 31, 2021, $3.93 billion, or 17.4%, of our loan portfolio consisted of residential mortgage loans. We originate residential mortgage loans for our loan portfolio and for sale to third parties. During 2021, we also purchased mortgage loans from correspondent entities including other banks and mortgage brokers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards and we generally acquire the loans with servicing rights.
We offer various loan programs to provide financing for low-and moderate-income home buyers, some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met.
Consumer and Other Loans. At December 31, 2021, consumer loans totaled $766.8 million, or 3.4% of our total loan portfolio. We offer consumer loans, most of which consist of cash surrender value lending on life insurance contracts, home equity loans and home equity lines of credit. At December 31, 2021, cash surrender value loans totaled $490.8 million, or 64% of consumer and other loans. Acceptable credit history and FICO scores are reviewed along with the evaluation of the financial rating of the insurance carrier. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. Home equity loans are generally offered with fixed rates of interest, with terms generally up to 20 years and to a maximum of $750,000. Home equity lines of credit generally have adjustable rates of interest, indexed to the prime rate.

Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Years Ended December 31,
	2021	2020
	(In thousands)
Loan originations and purchases
Loan originations:
Commercial loans:
Multi-family loans	$2,434,819	1,026,593
Commercial real estate loans	1,244,020	605,531
Commercial and industrial loans	1,264,848	1,056,086
Construction loans	170,571	129,595
Total commercial loans	5,114,258	2,817,805
Residential mortgage loans	1,272,596	652,501
Consumer and other loans:
Cash surrender value	63,322	73,023
Home equity credit lines	42,907	26,802
Home equity loans	11,953	2,704
Total consumer and other loans	118,182	102,529
Total loan originations	6,505,036	3,572,835
Loan purchases:
Commercial loans:
Multi-family loans	—	42,500
Commercial and industrial loans	—	115,920
Total commercial loans	—	158,420
Residential mortgage loans	103,686	—
Total loan purchases	103,686	158,420
Loans sold	(39,261)	(347,896)
Principal repayments	(5,062,581)	(4,667,506)
Other items, net (1)	41,747	(59,137)
Net loans acquired in acquisition	213,534	447,679
Net increase (decrease) in loan portfolio	$1,762,161	(895,605)

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

Loans to One Borrower. With certain specified exceptions, a New Jersey-chartered commercial bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the Bank’s capital funds. As of December 31, 2021, our regulatory lending limit was $410.9 million. We may lend an additional 10% of the Bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank’s internal policy limit is $200.0 million, with exceptions to this policy communicated to the Board. The Bank reviews these group exposures on a regular basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2021, there were no relationships that exceeded the internal limit.
Asset Quality. One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. We maintain sound credit standards for new loan originations and purchases. We do not originate sub-prime loans, negative amortization loans or option ARM loans. Our portfolio contains interest-only and no income verification residential mortgage loans. We have not originated residential mortgage loans without verifying income in recent years. At December 31, 2021, these loans totaled $81.3 million. At December 31, 2021, interest-only residential and consumer loans totaled $20.0 million, which represented less than 1% of the residential and consumer portfolio. Although it is not a standard product offering for commercial real estate and multi-family loans, we originate interest-only in addition to amortizing loans in these segments. At December 31, 2021, interest-only loans in these segments totaled $2.56 billion. As part of our underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period generally ranging from one to ten years. In addition, we evaluate our policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks. At the request of commercial borrowers experiencing financial difficulty resulting from the pandemic, we temporarily deferred the payment of principal and/or interest for an agreed-upon period of time. As of December 31, 2021, there were approximately $267 million of commercial loans not included in the amount of interest-only loans disclosed in this section.
For leases, the Company records a residual value of the equipment based on an estimate of the equipment’s value at the end of the lease. On at least an annual basis, the Company reviews the residual values of leased assets and assets off-lease and recognizes an impairment charge if the equipment’s current market value has declined below the estimated value. For the year ended December 31, 2019, the Company recorded an impairment charge of $2.6 million as the fair value of certain equipment decreased at a rate greater than originally projected. An additional impairment charge of $2.2 million was recorded on the same equipment class during the year ended December 31, 2020 given the extended downturn in the market for these assets. For the year ended December 31, 2021, the Company recognized an impairment charge of $150,000 on the value of equipment coming off lease. The Company subsequently sold the equipment in 2021 resulting in the realization of a nominal gain in non-interest income.
The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s continued ability to make required loan payments and, in the event a borrower is unable to do so, is dependent on the value of the collateral securing the loan, if any. A borrower’s ability to pay is typically dependent on employment and other sources of income in the case of one-to four-family mortgage loans and consumer loans. In the case of multi-family and commercial real estate loans, repayment is dependent on the cash flow generated by the property; in the case of C&I loans, on the cash flows generated by the business, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in interest rates or the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, may also be impacted by a variety of factors including general economic conditions, demographics, interest rates, maintenance and collection or foreclosure delays, including delays resulting from local, state and federal laws.

Loan Deferrals. While we have continued to support our customers by granting payment deferrals for those experiencing continued hardship because of the pandemic, we have also worked diligently with our customers to ensure a return to current payment status for a significant portion of our clients who have ended their initial deferral period. At May 4, 2020, loans with an aggregated outstanding balance of $4.3 billion, or 20.1% of total loans, were in COVID-19 related deferment. Since then, customers representing approximately $4.0 billion in loan balances have ended their COVID-19 related deferrals and as of December 31, 2021, loans with an aggregate outstanding balance of approximately $279 million, or 1.2% of total loans, were in COVID-19 related deferment.
The following table presents the balance of deferred loans in the Company’s loan portfolio by loan segment, industry sector and type of deferral as of December 31, 2021.

Segment and industry sector	Principal and Interest Deferral	Principal Deferral	Total	Deferred Loan % of Total Loans (1)
	(Dollars in millions)
Commercial and industrial
Accommodation and food service	$—	170	170	0.8%
Arts, entertainment and recreation	—	23	23	0.1%
Real estate and rental	—	1	1	—%
Total deferred commercial and industrial	—	194	194	0.9%
Commercial real estate
Accommodation and food service	—	61	61	0.3%
Other	—	4	4	—%
Total deferred commercial real estate	—	65	65	0.3%
Construction	—	—	—	—%
Multi-family	—	8	8	—%
Total deferred commercial loans	—	267	267	1.2%
Residential and consumer	12	—	12	—%
Total deferred loans (2)	$12	267	279	1.2%
(1) Percentage calculated using total loan balance as of December 31, 2021
(2) All of the commercial deferments are scheduled to expire in the first quarter of 2022.
Given the continually evolving economic and social effects of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should economic conditions deteriorate, the macroeconomic environment may have an adverse effect on our business and results of operations, including loan modification, delinquent loans and non-accrual loans. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Item 1A. Risk Factors herein.
Purchased Financial Assets with Credit Deterioration - Loans. Loans purchased with credit deterioration (“PCD loans”) are loans acquired that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 326-20 and are initially recorded at fair value with an allowance recognized on acquisition through a gross-up that increases the amortized cost basis of the asset with no effect on net income. As of December 31, 2021, PCD loans totaled $276.9 million as compared with $238.0 million as of December 31, 2020. The Company acquired PCD loans with a par value of $94.8 million and an allowance for credit losses of $1.0 million in the Berkshire Bank branch acquisition on August 27, 2021. The Company acquired PCD loans with a par value of $251.5 million and an allowance for credit losses of $4.2 million in its acquisition of Gold Coast on April 3, 2020. See Note 3, Business Combinations, of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2021
Commercial loans:
Multi-family loans	2	$3,013	11	$18,600	13	$21,613
Commercial real estate loans	2	1,751	7	2,806	9	4,557
Commercial and industrial loans	2	133	8	2,175	10	2,308
Construction loans	—	—	—	—	—	—
Total commercial loans	6	4,897	26	23,581	32	28,478
Residential mortgage loans	15	2,624	107	25,521	122	28,145
Consumer and other loans	6	201	21	822	27	1,023
Total	27	$7,722	154	$49,924	181	$57,646

At December 31, 2020
Commercial loans:
Multi-family loans	—	$—	11	$32,884	11	$32,884
Commercial real estate loans	7	2,450	9	6,356	16	8,806
Commercial and industrial loans	8	3,116	10	1,769	18	4,885
Construction loans	—	—	—	—	—	—
Total commercial loans	15	5,566	30	41,009	45	46,575
Residential mortgage loans	24	4,258	114	29,124	138	33,382
Consumer and other loans	13	1,476	25	1,984	38	3,460
Total	52	$11,300	169	$72,117	221	$83,417

Non-Performing Assets. Non-performing assets include loans delinquent 90 days or more, non-accrual loans, performing troubled debt restructurings, real estate owned and other repossessed assets. Loans are classified as non-accrual when they are delinquent 90 days or more or if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2021 and 2020. Non-accrual loans decreased by $1.9 million to $105.2 million at December 31, 2021 from $107.1 million at December 31, 2020. Included in the amount of non-accrual loans at December 31, 2021 were $1.1 million of C&I loans, $1.2 million of commercial real estate loans and $850,000 of multi-family loans that were classified as non-accrual which were performing in accordance with their contractual terms. Included in the amount of non-accrual loans at December 31, 2020 were $4.8 million of commercial real estate loans, $3.7 million of commercial and industrial loans and $1.5 million of multi-family loans that were classified as non-accrual which were performing in accordance with their contractual terms.
During the year ended December 31, 2021, we sold three non-performing multi-family loans totaling $19.9 million and recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. During the year ended December 31, 2021, we also sold two non-performing commercial real estate loans totaling $1.6 million. During the year ended December 31, 2020, the Company sold a non-performing multi-family loan with a net book balance of $18.1 million. The Company recognized a recovery of $1.9 million in the allowance for credit losses on the sale.

The ratio of non-accrual loans to total loans decreased to 0.47% at December 31, 2021 from 0.51% at December 31, 2020. Our ratio of non-performing assets to total assets decreased to 0.42% at December 31, 2021 from 0.47% at December 31, 2020. The allowance for credit losses on loans as a percentage of total non-accrual loans decreased to 228.82% at December 31, 2021 from 264.17% at December 31, 2020. For further discussion of our non-performing assets and non-performing loans and the allowance for credit losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, Loans Receivable, Net, of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.” The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Multi-family loans	$55,276	$35,567
Commercial real estate loans	8,269	15,894
Commercial and industrial loans	3,329	9,212
Construction loans	—	—
Total commercial loans	66,874	60,673
Residential mortgage loans	37,170	43,958
Consumer and other loans	1,140	2,494
Total non-accrual loans	105,184	107,125
Real estate owned and other repossessed assets	2,882	7,115
Performing troubled debt restructurings	7,565	9,232
Total non-performing assets	$115,631	$123,472
Total non-accrual loans to total loans	0.47%	0.51%
Total non-performing assets to total assets	0.42%	0.47%

The increase in Multi-family non-accrual loans for the year ended December 31, 2021 was driven by a previously disclosed Multi-family potential problem loan that was restructured and classified as a troubled debt restructuring. The borrower is performing in accordance with its modified terms.
Other Real Estate Owned and Other Repossessed Assets. Real estate and other assets we acquire as a result of foreclosure, by deed in lieu of foreclosure or repossession are classified as other real estate owned and other repossessed assets until sold. When property is acquired it is recorded at fair value at the date of foreclosure or repossession less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2021, we had other real estate owned of $1.2 million, consisting of 6 residential properties and other repossessed assets of $1.7 million, consisting of 34 pieces of industrial equipment.
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
Individually Evaluated Loans. A loan is individually evaluated when it is a collateral dependent commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, a loan modified in a troubled debt restructuring, or is a commercial loan with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. When the Company determines that the loan no longer shares similar risk characteristics of other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for loans secured by real estate, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable, to ensure that the credit loss is not delayed until actual loss. A collateral dependent loan is a loan for which repayment is expected to be provided substantially through the operation or sale of the collateral. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan. Smaller balance loans are evaluated collectively unless they are modified in a TDR. Such loans include residential mortgage loans, consumer loans, and loans not meeting the Company’s criteria for individual evaluation. At December 31, 2021, loans meeting the requirements to be individually evaluated totaled $74.6 million. For further detail on individually evaluated loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”
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

Our allowance for credit losses is maintained at a level necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. For the year ended December 31, 2021 our allowance was impacted by improving economic and commercial real estate conditions and forecasts. The following table presents credit ratios, along with the components of their calculation, for the dates indicated.

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Allowance for credit loss on loans	$240,681	282,986	228,120
Nonaccrual loans	$105,184	107,125	95,315
Total loans outstanding	$22,598,047	20,872,755	21,703,269
Allowance for credit losses on loans as a percent of total loans outstanding	1.07%	1.36%	1.05%
Nonaccrual loans to total loans outstanding	0.47%	0.51%	0.44%
Allowance for credit losses on loans as a percent of nonaccrual loans	228.82%	264.17%	239.66%

The following table presents the ratio of net charge-offs (recovery) to average loans outstanding by loan category during the year ended December 31, 2021, along with the components of the ratio’s calculation, for the periods indicated.

	Years Ended December 31,
	2021			2020			2019
	Net charge-offs (recovery)	Average balance outstanding	Net loans charged off as a percent of average balance outstanding	Net charge-offs (recovery)	Average balance outstanding	Net loans charged off as a percent of average balance outstanding	Net charge-offs (recovery)	Average balance outstanding	Net loans charged off as a percent of average balance outstanding
	(Dollars in thousands)
Multi-family loans	$616	$7,439,917	0.01%	$2,666	$7,442,028	0.04%	$1,729	$8,081,658	0.02%
Commercial real estate loans	(125)	5,040,609	—	109	4,838,859	—	(2,053)	4,824,860	(0.04)
Commercial & industrial loans	(386)	3,751,881	(0.01)	7,546	3,282,290	0.23	5,630	2,557,374	0.22
Construction loans	—	462,165	—	—	304,619	—	—	255,894	—
Residential mortgage loans	(929)	3,967,173	(0.02)	513	4,753,163	0.01	793	5,395,645	0.01
Consumer and other loans	283	714,961	0.04	(181)	685,839	(0.03)	598	695,921	0.09
Total	$(541)	$21,376,706	—%	$10,653	$21,306,798	0.05%	$6,697	$21,811,352	0.03%
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

	December 31,
	2021		2020
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Multi-family loans	$39,346	34.8%	$56,731	34.1%
Commercial real estate loans	81,186	23.8	115,918	23.7
Commercial and industrial loans	85,113	18.2	79,327	17.1
Construction loans	11,539	2.4	7,267	2.0
Residential mortgage loans	19,654	17.4	19,941	19.7
Consumer and other loans	3,843	3.4	3,802	3.4
Total allowance	$240,681	100.0%	$282,986	100.0%

The allowance for credit losses on loans as of December 31, 2021 is maintained at a level that represents management’s best estimate of lifetime expected credit losses inherent in loans at the balance sheet date. However, this analysis process involves a high degree of judgment due to the subjectivity of assumptions used and the potential for changes in the forecasted economic environment. Although we believe we have established and maintained the allowance for credit losses at adequate levels, additions may be necessary if the future economic environment deteriorates from forecasted conditions.
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
In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities as covered funds under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), known as the Volcker Rule. At December 31, 2021, none of our securities were deemed to be a covered fund under the Volcker Rule.
On January 1, 2020, the Company adopted ASU 2016-13, which requires the measurement of expected credit losses for financial assets, including debt securities. See Note 1, Summary of Significant Accounting Principles, of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.”
At December 31, 2021, our securities portfolio totaled $4.00 billion representing 14.4% of our total assets. At December 31, 2021, equity securities reported at fair value totaled $8.2 million. Debt securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2021, $1.59 billion of our debt securities were classified as held-to-maturity and reported at amortized cost less allowance for credit losses and $2.39 billion were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2021, agency-issued mortgage-backed securities including CMOs, totaled $3.51 billion, or 87.8%, of our total securities portfolio.
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
Our mortgage-backed securities portfolio had a weighted average yield of 1.71% for the year ended December 31, 2021. The estimated fair value of our mortgage-backed securities at December 31, 2021 was $3.52 billion, which is $28.2 million more than the carrying value. At December 31, 2021, we had no allowance for credit losses on mortgage-backed securities.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. Currently, the Company does not hold any non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio primarily consists of subordinated debt issued by other financial institutions. In addition, our corporate and other debt securities portfolio contains collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities (“TruPS”), principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. These securities have been classified in the held-to-maturity portfolio since their purchase. At December 31, 2021, corporate and other debt securities totaled $128.2 million, or 3.2%, of our total securities portfolio.
At December 31, 2021, the TruPS portfolio had a carrying value of $50.6 million, or 1.3% of our total securities portfolio, and a fair value of $83.1 million. None of the TruPS were in an unrealized loss position at December 31, 2021. Throughout the year we engage an independent valuation firm to assist us in valuing our TruPS portfolio. As a result of the adoption of ASU 2016-13 on January 1, 2020, our TruPS and other held-to-maturity debt securities are evaluated for expected credit losses. At December 31, 2021, our allowance for credit losses on corporate and other debt securities was $1.8 million. Prior to January 1, 2020, an other-than temporary impairment (“OTTI”) analysis was performed. We did not recognize any OTTI charges for the year ended December 31, 2019. We continue to closely monitor the performance of our CDO portfolio.
Municipal Bonds.  At December 31, 2021, we had $214.3 million in municipal bonds which represents 5.3% of our total securities portfolio. These bonds are comprised of $30.7 million in short-term Bond Anticipation or Tax Anticipation notes and $183.6 million of longer term bonds. At December 31, 2021, our allowance for credit losses on municipal bonds was $22,000.
Government Sponsored Enterprises. At December 31, 2021, debt securities issued by Government Sponsored Enterprises held in our security portfolio totaled $136.7 million representing 3.4% of our total securities portfolio. At December 31, 2021, we had no allowance for credit losses on debt securities issued by Government Sponsored Enterprises.
Equity Securities. At December 31, 2021, the fair value of equity securities was $8.2 million, representing 0.2% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and other factors. Such investments are carried at their fair value with fluctuations in the fair value of such investments reflected in the consolidated income statement.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,
	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Equity securities	$7,750	8,194	34,801	36,000
Available-for-sale:
Debt securities:
Government sponsored enterprises	$3,434	3,586	4,260	4,482
Mortgage-backed securities:
Federal National Mortgage Association	1,022,851	1,034,336	1,167,057	1,205,426
Federal Home Loan Mortgage Corporation	1,242,073	1,250,043	1,286,195	1,317,052
Government National Mortgage Association	105,289	105,575	225,810	231,477
Total mortgage-backed securities available-for-sale	2,370,213	2,389,954	2,679,062	2,753,955
Total debt securities available-for-sale	$2,373,647	2,393,540	2,683,322	2,758,437
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$133,128	132,056	109,016	112,414
Municipal bonds	214,298	226,944	246,601	261,591
Corporate and other debt securities	128,174	163,930	130,565	149,713
Total debt securities	475,600	522,930	486,182	523,718
Mortgage-backed securities:
Federal National Mortgage Association	619,954	628,779	413,426	434,331
Federal Home Loan Mortgage Corporation	478,654	477,743	308,219	317,686
Government National Mortgage Association	21,444	22,052	43,290	45,137
Total mortgage-backed securities held-to-maturity	1,120,052	1,128,574	764,935	797,154
Total debt securities held-to-maturity	1,595,652	1,651,504	1,251,117	1,320,872
Allowance for credit losses	1,867	—	3,264	—
Total debt securities held-to-maturity, net of allowance for credit losses	$1,593,785	1,651,504	1,247,853	1,320,872
Total securities	$3,975,182	4,053,238	3,965,976	4,115,309

At December 31, 2021, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Coupon. The composition, maturities and weighted average coupon rate of the securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities coupons have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Weighted Average Coupon	Carrying Value	Fair Value	Weighted Average Coupon
	(Dollars in thousands)
Equity securities	$—	—%	$—	—%	$2,500	7.00%	$5,250	—%	$7,750	$8,194	2.26%
Available-for-Sale:
Debt Securities:
Government sponsored enterprises	$—	—%	$—	—%	$1,129	2.90%	$2,305	2.79%	$3,434	$3,586	2.83%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	34,465	0.61	664,312	0.62	543,296	1.98	1,242,073	1,250,043	1.21
Federal National Mortgage Association	—	—	5,978	2.68	161,111	0.97	855,762	1.83	1,022,851	1,034,336	1.70
Government National Mortgage Association	—	—	384	2.57	891	1.93	104,014	2.21	105,289	105,575	2.21
Total mortgage-backed securities	—	—	40,827	0.93	826,314	0.69	1,503,072	1.91	2,370,213	2,389,954	1.47
Total available-for-sale debt securities	$—	—%	$40,827	0.93%	$827,443	0.69%	$1,505,377	1.91%	$2,373,647	$2,393,540	1.47%

Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$—	—%	$74,056	1.32%	$59,072	2.01%	$133,128	$132,056	1.63%
Municipal bonds	9,988	0.87	20,710	2.13	5,217	6.16	178,383	2.68	214,298	226,944	2.63
Corporate and other debt securities	—	—	—	—	77,525	4.23	50,649	1.57	128,174	163,930	3.18
Total debt securities	9,988	0.87	20,710	2.13	156,798	2.92	288,104	2.35	475,600	522,930	2.50
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	14	5.49	498	2.10	134,419	2.65	343,723	1.52	478,654	477,743	1.84
Federal National Mortgage Association	—	—	586	3.07	128,539	2.43	490,829	1.99	619,954	628,779	2.09
Government National Mortgage Association	—	—	—	—	3,076	2.42	18,368	2.69	21,444	22,052	2.65
Total mortgage-backed securities	14	5.49	1,084	2.62	266,034	2.54	852,920	1.82	1,120,052	1,128,574	1.99
Total held-to-maturity debt securities	$10,002	0.88%	$21,794	2.15%	$422,832	2.68%	$1,141,024	1.95%	$1,595,652	$1,651,504	2.14%
Allowance for credit losses									$1,867
Total held-to-maturity debt securities, net of allowance for credit losses									$1,593,785

Sources of Funds
General. Deposits are the primary source of funds used for our lending and investment activities. Our primary strategy is to grow the balance of core deposits (savings, checking and money market accounts) to fund these activities. In addition, we use borrowings, primarily advances from the Federal Home Loan Bank of New York (“FHLB”), to supplement cash flow needs, and to manage the duration of our liabilities and our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, prepayments and maturities of loans and securities, repurchase agreements, brokered deposits, income on other earning assets and retained earnings. Cash flows from deposits, loans and securities can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits. At December 31, 2021, we held $20.82 billion in total deposits, representing 83.7% of our total liabilities. Our long-term deposit strategy has been focused on attracting core deposits (savings, checking and money market accounts). At December 31, 2021, we held $18.73 billion in core deposits, representing 89.9% of total deposits. At December 31, 2021, $2.09 billion, or 10.1%, of our total deposit balances were certificates of deposit. Municipal deposits are a significant source of funds for the Company. At December 31, 2021, $5.66 billion, or 27.2%, of our total deposits consisted of public fund deposits from local government entities, predominately domiciled in the state of New Jersey and the majority of which are interest bearing. Municipal deposits are collateralized using municipal letters of credit or securities collateral. Included in total deposits are $734.4 million of brokered deposits. During 2021, deposits increased by $1.30 billion, or 6.7% primarily driven by an increase in checking account deposits, partially offset by decreases in certificates of deposits and money market deposits.
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
We continue to invest in technology platforms and branch staff training, de novo and acquired branches, and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting and maintaining deposits from consumers, businesses and municipalities which operate in our marketplace. The Bank also utilizes Investors eAccess, a secure online channel, to attract deposits nationwide.
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2021			2020
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing:
Checking accounts	$4,658,319	22.4%	—%	$3,663,073	18.8%	—%
Interest-bearing:
Checking accounts	7,270,634	34.9	0.36	6,043,393	30.9	0.49
Money market deposits	4,757,567	22.8	0.31	5,037,327	25.8	0.42
Savings	2,043,152	9.8	0.24	2,063,447	10.6	0.48
Certificates of deposit	2,094,966	10.1	0.43	2,718,179	13.9	0.97
Total deposits	$20,824,638	100.0%	0.26%	$19,525,419	100.0%	0.45%

Uninsured deposits are the portion of deposit accounts that exceed FDIC insurance limit. Total uninsured deposits were $10.77 billion and $9.51 billion at December 31, 2021 and December 31, 2020, respectively.
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2021.

	Within Three Months	Over Three to Six Months	Over Six Months to one Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposit
0.00% - 0.25%	$202,323	$246,507	$416,553	$31,464	$55	$4	$896,906
0.26% - 0.50%	293,786	201,711	275,867	108,179	67,944	27,728	975,215
0.51% - 1.00%	12,611	7,617	8,521	11,875	13,466	7,223	61,313
1.01% - 2.00%	59,052	35,433	6,369	16,289	3,686	1,404	122,233
2.01% - 3.00%	6,467	11,821	1,816	10,009	6,674	27	36,814
Over 3.00%	1,018	527	87	470	383	—	2,485
Total	$575,257	503,616	709,213	178,286	92,208	36,386	2,094,966

The aggregate amount of time deposits in denominations that exceeded the FDIC insurance limit was $200.8 million. At December 31, 2021, the scheduled maturity of time deposits in uninsured accounts was as follows:

At December 31, 2021
(In thousands)
Three months or less	$55,035
Over three through six months	32,767
Over six through twelve months	90,059
Over twelve months	22,894
Total	$200,755

Borrowings. We borrow directly from the FHLB. All of our FHLB borrowings are collateralized by pledged residential and commercial mortgage collateral. The following table sets forth information concerning balances and interest rates, including effects of derivative contracts, on our advances from the FHLB at the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at end of period	$3,071,419	$2,662,574
Average balance during period	3,256,111	4,213,353
Maximum outstanding at any month end	3,684,099	5,057,338
Weighted average interest rate at end of period	1.98%	2.08%
Average interest rate during period	2.15%	2.13%
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

	At or for the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at end of period	$449,117	$448,514
Average balance during period	448,792	451,741
Maximum outstanding at any month end	449,117	547,961
Weighted average interest rate at end of period	1.97%	1.97%
Average interest rate during period	2.14%	2.17%
In addition, the Bank had unsecured overnight borrowing lines with other financial institutions totaling $750.0 million. At December 31, 2021 there were no outstanding balances under these lines. In April 2020, the Company assumed $13.5 million of subordinated notes in the acquisition of Gold Coast.
Subsidiary Activities
Investors Bancorp, Inc. has one direct subsidiary, which is Investors Bank.
Investors Bank. Investors Bank is a New Jersey-chartered commercial bank headquartered in Short Hills, New Jersey. Originally founded in 1926, the bank is in the business of attracting deposits from the public primarily through its branch network, lending relationship activities and Investors eAccess, and borrowing funds in the wholesale markets to originate loans and to invest in securities. Investors Bank has the following active direct and indirect subsidiaries: Investors Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., Investors Financial Group Insurance Agency, Inc., MNBNY Holdings Inc. and Marathon Realty Investors Inc. Investors Bank also has several additional subsidiaries which are inactive: My Way Development LLC, Investors Financial Services, Inc. and Investors Real Estate Corporation.
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
Human Capital Management
As of December 31, 2021, we had 1,598 full-time employees and 101 part-time employees. None of our employees are represented by a collective bargaining unit and we consider our relationship with our employees to be good.
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
The Company reinforces its commitment to diversity, equity and inclusion through ongoing efforts to reflect and adapt to the changing demographics of our communities. Our recruitment efforts at all levels of the Company are centered on our commitment to attract diverse, emerging and established talent. In 2019, the Company expanded its diversity, equity and inclusion efforts through its “iBelong” initiative. This Company-wide strategic initiative continues to build on and strengthen our internal and external recruiting efforts, our internal policies, the education and development of our employees, and procurement and supplier diversity. During 2021, several ongoing programs were enhanced as part of our iBelong initiative including the continuation of an employee-driven Diversity, Equity and Inclusion Council (the “DE&I Council”). The mission and objective of our DE&I Council has been and continues to be to create and execute on our plans to drive a diversity and inclusion strategy and develop the framework for implementing and impacting initiatives, programs, policies and processes. The DE&I Council also works closely with our business leaders to identify and address specific needs of diverse populations within our Company and our markets. Within 2021, the DE&I Council developed, organized and implemented numerous training, education and awareness activities and campaigns throughout our Company.
We are committed to the good health and welfare of our employees, customers and communities. The COVID-19 pandemic presented significant challenges to our Company and our employees to maintain employee and client health and well-being while continuing to be open for business for customers and our communities. Accordingly, we established a proactive response to the escalating COVID-19 outbreak in our communities that included enhanced employee and customer communication and providing access to evolving safety standards and guidance from the Centers for Disease Control and Prevention, and state and local governmental agencies, as well as our workplace guidelines for customer and non-customer environments. We continue to monitor developments related to COVID-19, including, but not limited to, its impact on our employees, customers and operations. All of our branches have resumed normal business hours and all lobbies have re-opened for our customers. In addition, the majority of our corporate workforce have returned to our corporate offices in some capacity while the remainder continue to work remotely in an efficient manner. Proper protocols have been implemented in our branches and corporate offices to ensure the continued safety of our employees and customers and compliance with current state and local regulations and restrictions.

Our Company’s employees actively give their time and talents to their communities through volunteer activities in financial education, economic development, health and human services, and community development in support of more than 60 community organizations and charities.
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
Volcker Rule
    Under the provisions of the Volcker Rule we are prohibited from: (i) engaging in short-term proprietary trading for our own account; and (ii) having certain ownership interest in and relationships with hedge funds or private equity funds. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has also implemented a governance and control program to ensure appropriate oversight and ongoing compliance. In 2019, the U.S. banking agencies adopted changes to the regulations implementing the Volcker Rule designed to establish a more risk-based approach to compliance and reduce the complexity of the regulations. The changes were effective January 1, 2020. Regulatory changes to the Volcker Rule effective October 1, 2020, streamlined portions of the rule and loosened certain restrictions so that banks may engage in certain activities that the Volcker Rule was not intended to address. These regulatory changes resulted in no impact to the Company.
Consumer Protection and Consumer Financial Protection Bureau Supervision
    The Dodd-Frank Act also established the CFPB. The CFPB has rulemaking authority over all banks, and its examination and enforcement authority applies to banks with total assets of $10 billion or more. The Bank is subject to CFPB supervision and examination of compliance with Federal Consumer Protection Laws. In addition, this agency is responsible for interpreting and enforcing a broad range of consumer protection laws (“Federal Consumer Protection Laws”) that govern the provision of deposit accounts and the making of loans, including the regulation of mortgage lending and servicing. This includes laws such as the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Fair Credit Reporting Act.
    The Dodd-Frank Act permits states to adopt stricter consumer protection laws and for state attorneys general to enforce consumer protection rules issued by the CFPB. The Company expects that its business will remain subject to extensive regulations and supervision by the CFPB as well as applicable state consumer protection laws and regulations, which may result in continued increases in our operating and compliance costs.
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
    Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered commercial bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A commercial bank may lend an additional 10% of the bank’s capital funds to a single borrower if the debt is secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.
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
    Minimum Capital Requirements. NJDOBI regulations impose minimum capital requirements on New Jersey-chartered depository institutions, including the Bank, similar to those imposed on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.
    Examination and Enforcement. The NJDOBI may examine the Bank whenever it deems an examination advisable. The NJDOBI engages in routine annual examinations of the Bank. The Commissioner may order any commercial bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a commercial bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner may also seek the appointment of a receiver or conservator for a New Jersey commercial bank under certain conditions.
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
CECL Capital Implications. On January 1, 2020, the Company adopted the new accounting standard that requires the measurement of the allowance for credit loss to be based on the best estimate of lifetime expected credit losses inherent in the Company’s relevant financial asset. For more information, see Note 1, Summary of Significant Accounting Principles, of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules.” On March 27, 2020, in response to the COVID-19 pandemic, U.S. banking regulators issued an interim final rule that the Company adopted to delay for two years the initial adoption impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during 2020 and 2021 (i.e. a five-year transition period). During the two-year delay, the Company added back to common equity tier 1 capital (“CET1”) 100% of the initial adoption impact of CECL plus 25% of the cumulative quarterly changes in the allowance for credit losses (i.e., quarterly transitional amounts). Starting on January 1, 2022, the quarterly transitional amounts along with the initial adoption impact of CECL will be phased out of CET1 capital over the three-year period.
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
    As of December 31, 2021, the Bank and the Company were considered “well capitalized” under applicable regulations and exceeded all regulatory capital requirements as follows:

	As of December 31, 2021 (1)
	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 Leverage Ratio	$2,494,982	8.99%	$1,109,641	4.00%	$1,387,051	5.00%
Common Equity Tier 1 Risk-Based Capital	2,494,982	11.31%	1,544,162	7.00%	1,433,864	6.50%
Tier 1 Risk-Based Capital	2,494,982	11.31%	1,875,053	8.50%	1,764,756	8.00%
Total Risk-Based Capital	2,739,106	12.42%	2,316,242	10.50%	2,205,945	10.00%

Investors Bancorp, Inc.:
Tier 1 Leverage Ratio	$2,834,720	10.20%	$1,111,822	4.00%	n/a	n/a
Common Equity Tier 1 Risk-Based Capital	2,834,720	12.82%	1,547,928	7.00%	n/a	n/a
Tier 1 Risk-Based Capital	2,834,720	12.82%	1,879,627	8.50%	n/a	n/a
Total Risk-Based Capital	3,092,372	13.98%	2,321,892	10.50%	n/a	n/a
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
    The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2021.
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
    The FDIC assesses insured depository institutions to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with total assets of more than $10 billion is 1.5 to 40 basis points.
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
    An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The Bank received a “satisfactory” CRA rating in our most recent publicly-available federal evaluation, which was conducted by the FDIC in December 2020.
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
    In December 2019, the FDIC, along with the Office of the Comptroller of the Currency, the agency that regulates national banks, issued a proposed rule that would significantly amend the CRA regulations. In May 2020, the Office of the Comptroller of the Currency adopted a final rule amending its CRA regulations, which was later rescinded in December 2021. The FDIC has to date not finalized any revisions to the CRA rules or regulations. In September 2020, the Federal Reserve issued an advance notice of proposed rulemaking that seeks public comment on ways to modernize the Federal Reserve’s CRA regulations. The effects on the Company and the Bank of any potential change to the CRA rules or regulations will depend on the final form of any federal rulemaking and cannot be predicted at this time. We will continue to evaluate any potential changes to the CRA rules or regulations and their impact on the Company’s and the Bank’s operations.
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
    Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2021, the Bank’s total federal pre-base year reserve was approximately $45.2 million.
    Net Operating Loss Carryovers. A corporation may carry forward net operating losses arising in tax years ending after December 31, 2017 indefinitely, subject to a deduction limitation of 80% of taxable income in a given year. However, net operating losses arising in tax years on or before December 31, 2017 are not subject to the 80% limitation deduction. As of December 31, 2021, the Company had total federal net operating loss carryforwards of $4.0 million related to prior acquisitions, arising in tax years prior to December 31, 2017.
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
    In addition, A.4202 mandated combined reporting for tax years ending on or after July 31, 2019. In December 2019, a technical bulletin was issued by the State of New Jersey providing clarification on mandatory combined reporting, excluding investment companies and real estate investment trusts. One of the Company’s indirect subsidiaries meets the definition of a real estate investment trust, and therefore is excluded from combined filing with the Company’s other affiliates and is required to file a standalone return.
    New York State Taxation. The New York State corporate franchise tax is based on the federal consolidated taxable income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 7.25%. The amount of revenues that are sourced to New York State can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2021 was 30.0% of a recomputed New York State franchise tax, calculated using a 7.25% tax rate on allocated and apportioned entire net income. The Company and its affiliates are currently under audit with respect to their New York State combined franchise tax return for tax years 2016 through 2018.
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

Proposed Merger with Citizens Financial Group, Inc.

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

Economic, Market Area and Interest Rates

The economic impact of the COVID-19 pandemic may continue to have an adverse impact on our business and results of operations.
The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments, including in New Jersey and New York, have taken, and continue to take, unprecedented actions to contain the spread of the disease, including by instituting quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, including in New Jersey and New York, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly at various times throughout 2021. Despite governmental approval of three COVID-19 vaccines and the initial distribution of these vaccines to certain high-risk populations, the sustained surge of positive cases across a number of jurisdictions throughout the United States has increased pressure on governmental officials to reverse the relaxation of activity restrictions, which could lead to the shutdown of certain businesses and operations and exacerbate economic uncertainty and instability related to the pandemic.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we may be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline, making it difficult to grow assets and income;
•if economic activity slows or high levels of unemployment return for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•if short-term interest rates, anchored by the Federal Funds target rate, increase or the yield curve flattens or inverts, our net interest income and net interest margin could decline;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•government actions in response to the pandemic, such as vaccination mandates, may affect our customers, business and operations, workforce, human capital resources and infrastructure.
Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.
Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry and the retail industry. Refer to the COVID-19 Pandemic section included in Part I, Item 1 of this Annual Report on Form 10-K for details on the Company’s loan portfolio by industry as of December 31, 2021. In addition, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
The Company is not a traditional SBA lender however, we have been an active participant in the PPP. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profits organizations. These loans carry an interest rate of 1% per annum and a maturity of two years if originated before June 5, 2020 and five years if originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. We sold approximately $328 million of PPP loans in December 2020 to The Loan Source, Inc. (“Loan Source”), a company with significant experience in the origination, funding and servicing of PPP loans, including the PPP loan forgiveness process. We had no PPP loans outstanding as of December 31, 2021.
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
Deteriorating economic or business conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability.  Declines in real estate values and sales volumes and unemployment levels, particularly in New York and New Jersey given our concentration in this region, may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. The majority of our loan portfolio is secured by real estate in New York and New Jersey. In addition, a migration of individuals and businesses from urban areas, including New York City, could adversely affect our financial condition and results of operations in similar ways given our concentration in New York City. At December 31, 2021, approximately $7.4 billion, or 41% of our commercial loans were to borrowers or secured by collateral in New York City. Inflation could also negatively impact us through rising costs and interest rates.

Increases in short-term interest rates and other changes in interest rates could have a material adverse effect on our results of operations, financial condition, cash flows and capital.
Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities; and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is significantly influenced by the Federal Funds target rate which is administered by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (“FRB”). However, the yields generated by our loans and securities are typically driven by intermediate-term interest rates that are fixed for a contractual period of time. This imbalance can create significant earnings volatility. In a period of rising interest rates, our interest-bearing liabilities will generally reprice faster than our interest-earning assets, thereby causing a reduction in net interest income and earnings as the interest paid on our liabilities would increase more rapidly than the interest income earned on our assets. It is widely expected that the FOMC of the FRB will increase the Federal Funds target rate to combat persistent inflation. The speed and magnitude of such rate increases could have a material adverse effect on our results of operations, financial condition, cash flows and capital. Increases in interest rates could also make it more difficult for borrowers to repay or refinance their loans.
In addition, relative changes in interest rates of varying tenors could have an effect on the slope of the yield curve. If the yield curve were to invert or flatten, our net interest income and net interest margin could contract, adversely affecting our results of operations, financial condition, cash flows and capital. Changes in interest rates could also affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios. Changes in interest rates also could have an effect on loan refinancing activity, which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and CRE loans. Because prepayment penalty income is recorded as interest income, the extent to which it increases or decreases during any given period could have a significant impact on the level of net interest income and net income we generate during that time.
We evaluate interest rate sensitivity using models that estimate net interest income sensitivity and the change in our economic value of equity over a range of interest rate scenarios. The economic value of equity analysis is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2021, in the event of a 200 basis point gradual increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management takes no action to mitigate the effect of such rate movement change, our interest rate risk model projects that we would experience a 2.8% or $22.6 million decrease in net interest income. In a 200 basis point instantaneous rate shock scenario, the economic value of equity (“EVE”) model projects a 5.4% or $262.0 million decrease in EVE. To the extent that the speed and magnitude of rate movements, curve shape and related management assumptions differ from those assumed in the scenarios noted above, our actual experience may differ materially from our model results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

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
Competition in the banking and financial services and non-bank industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In addition, we compete with numerous online financial service providers who compete in the new digital fintech marketplace and who may not be subject to our regulatory requirements. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger bank and non-bank competitors may be able to price loans and/or deposits more aggressively than we can. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Item 1. Business.”

Severe weather, acts of terrorism, public health issues, geopolitical and other external events could impact our ability to conduct business.
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
Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events, including escalating military tension between Russia and Ukraine. Global market fluctuations may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

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
At December 31, 2021, our portfolio of multi-family, commercial real estate, C&I and construction loans totaled $17.90 billion, or 79.2% of our total loans. We intend to continue to increase our originations of multi-family, commercial real estate, C&I and construction loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market, local economy or the management of the business or property. Our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Our C&I loan portfolio is unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our C&I loan portfolio has increased to $4.11 billion at December 31, 2021 from $1.28 billion at December 31, 2016. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the economic environment since 2016. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

We continue to expand our commercial lending efforts and footprint, which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we have expanded our commercial lending team to include leveraged lending and equipment finance teams, as well as a healthcare lending team that originate loans nationally. We will continue to explore other markets within commercial lending. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi-family loans, which could have a negative effect on our results of operations. In addition, some of our equipment finance portfolio relies on the residual values of the underlying equipment and therefore could be negatively impacted by a change in valuation. Because we are not as experienced with these new loan products and areas, we may incur losses or require additional time and resources for offering and managing such products effectively. At December 31, 2021, C&I loans represent approximately 18% of our total loans. In addition, at December 31, 2021, approximately 27% of our total C&I loans are to borrowers or secured by collateral located outside of New Jersey, New York and surrounding states.

Source of Funds

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits and liquidity position.
Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2021, $5.66 billion, or 27.2% of our total deposits, consisted of public funds deposits from local government entities, predominantly domiciled in the state of New Jersey, such as townships, school districts, hospital districts, sheriff departments and other municipalities. These deposits are collateralized by letters of credit from the FHLB or through the pledge of eligible investment securities. Given our reliance on these typically high-average balance public funds deposits as a source of funds, our inability to retain such funds could adversely affect our liquidity. Further, our public funds deposits are primarily floating rate interest-bearing demand deposit accounts or short-term time deposits and therefore their pricing is more sensitive to changes in interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net interest income.
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
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial real estate equaled 513% of Bank total risk-based capital at December 31, 2021, however our commercial real estate loan portfolio increased by only 8% during the preceding 36 months.
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

The current Administration could cause changes to tax laws and regulations.
The current Administration could seek enactment of changes in tax laws as well as changes in regulatory requirements. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. An increase in our corporate tax rate could have an unfavorable impact on our earnings and capital generation abilities. Similarly, the Bank’s customers could experience varying effects from changes in tax laws and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole. In addition, changes to regulatory requirements could increase our costs of regulatory compliance and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Business Issues

We will be required to transition from the use of LIBOR in the future.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the LIBOR administrator announced plans to consult on easing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States banking regulators concurrently issued a joint statement advising banks to stop new USD LIBOR issuances by the end of 2021. The continuation of LIBOR cannot be guaranteed after 2021 or June 30, 2023, depending on tenor.
In the United States, the Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, was tasked with identifying alternative reference interest rates to replace LIBOR. A new index based on the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, the Secured Overnight Finance Rate ("SOFR") emerged as the ARRC's preferred alternative rate for LIBOR; however, other market alternatives have been developed. Although the ARRC has announced SOFR as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets transition away from LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of

LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.
The Company has established a cross-functional team to develop and manage transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. In addition, we have engaged with our regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR. The Company has approximately $8.55 billion in financial instruments which are indexed to USD-LIBOR at December 31, 2021. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, we may suffer a loss in the conversion to a new rate because the new rate may not be equal to what we were being paid on the LIBOR rate, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $23.17 billion at December 31, 2016 to $27.81 billion at December 31, 2021. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, acquire other banks and non-bank entities and enhance our market presence. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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

We may incur impairments to goodwill.
At December 31, 2021, we had approximately $116.2 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

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
    At December 31, 2021, the Company and the Bank conducted business from their corporate headquarters in Short Hills, New Jersey, with operation centers located in Iselin, Robbinsville, Dunellen and Millburn, New Jersey as well as lending offices within our primary market areas in Short Hills, Iselin, Robbinsville, Mount Laurel, Spring Lake, Newark and Jackson, New Jersey, the New York City boroughs of Manhattan, Queens and Brooklyn, and Islandia, New York, as well as a full-service branch network of 154 offices located throughout New Jersey, New York and Pennsylvania. We also have lending offices in Danbury, Connecticut and Charlotte, North Carolina.

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
    Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 17, 2022 was approximately 8,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Stock Performance Graph
    Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning December 31, 2016 through December 31, 2021, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

Investors Bancorp, Inc.
Total Return Performance
200
175
150
125
100
75
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Investors Bancorp, Inc.
S&P 500 Bank
S&P 500 Regional Banks

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Investors Bancorp, Inc.	100.00	101.94	78.66	93.54	87.23	130.17
S&P 500 Bank	100.00	122.55	102.41	144.02	124.21	168.24
S&P 500 Regional Banks	100.00	117.43	96.08	130.11	124.21	174.55
    Source: S&P Global Market Intelligence

Stock Repurchases

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2021 and the stock repurchase plans approved by our Board.

Period	Total Number of Shares Purchased (1)(2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	2,754	$15.35	—	12,000,202
November 1, 2021 through November 30, 2021	1,576	$15.61	—	12,000,202
December 1, 2021 through December 31, 2021	273	$14.28	—	12,000,202
Total	4,603		—
(1) On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The plan commenced upon the completion of the third repurchase plan on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of December 31, 2021.
(2) 4,603 shares were withheld to cover income taxes related to restricted stock vesting under our 2015 Equity Incentive Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and not under our share repurchase program.
Equity Compensation Plan Information
    The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We continue to manage our interest rate risk against a backdrop of an elevated inflationary environment and the potential for short-term interest rates to increase in the near future. If short-term interest rates increase, the yield curve flattens, inverts or deposit competition increases, we could experience a decline in our net interest margin and net interest income.
During 2020 and 2021, the entire country was negatively impacted by the COVID-19 pandemic. Beginning in March 2020, the impacts of the COVID-19 pandemic, including social distancing guidelines, closure of non-essential businesses and shelter-at-home mandates, caused a global economic downturn. The economic downturn included an increase in unemployment and a decline in gross domestic product. Since April 2020, the unemployment rate has declined but remains elevated above the pre-pandemic unemployment rate. Gross domestic product has grown each quarter beginning with the third quarter of 2020 after declining in the first and second quarters of 2020. Supply chain issues, labor participation and other factors have contributed to an elevated inflationary environment.
Total assets increased $1.78 billion, or 6.9%, to $27.81 billion at December 31, 2021 from $26.02 billion at December 31, 2020. Net loans increased $1.76 billion, or 8.6%, to $22.34 billion at December 31, 2021 from $20.58 billion at December 31, 2020. Securities decreased $46.8 million, or 1.2%, to $4.00 billion at December 31, 2021 from $4.04 billion at December 31, 2020. During the year ended December 31, 2021, we originated or funded $2.43 billion in multi-family loans, $1.27 billion in residential loans, $1.26 billion in commercial and industrial loans, $1.24 billion in commercial real estate loans, $170.6 million in construction loans and $118.2 million in consumer and other loans. Our ongoing strategy is to continue to enhance our commercial banking capabilities and maintain a well-diversified loan portfolio. We have shifted focus to C&I originations while maintaining our commercial real estate and multi-family portfolio and continue to be diligent in our underwriting and credit risk monitoring of these portfolios. The overall level of non-performing loans remains low compared to our national and regional peers.
Capital management is a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases, cash dividends and acquisitions. Effective capital management and prudent growth allows us to effectively leverage our capital, while being mindful of tangible book value for stockholders. Our capital to total assets ratio has increased to 10.57% at December 31, 2021 from 10.41% at December 31, 2020. Since March 2015, we have repurchased 130.5 million shares at an average cost of $12.08 per share totaling $1.58 billion. Stockholders’ equity was impacted for the year ended December 31, 2021 by cash dividends of $0.56 per share totaling $138.6 million and the repurchase of 975,469 shares of common stock for $12.1 million.
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

Critical Accounting Estimates
Our audited Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Application of these principles requires management to establish policies make estimates that affect the amounts reported in our audited Consolidated Financial Statements. Our significant accounting policies described in Note 1, Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules” are fundamental to understanding our results of operations and our financial condition. We consider our accounting policies and estimates for allowance for credit losses and derivatives to be critical accounting policies and estimates because they require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income.
Allowance for Credit Losses. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments that are not unconditionally cancellable and unused lines of credit. The determination of the allowance for credit losses is considered a critical accounting estimate by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. Changes in the provision for credit losses may materially affect our Consolidated Financial Statements.
Estimates incorporated into the Allowance for Credit Losses include the following:
•Borrower performance is estimated primarily using quantitative methodologies that consider a variety of factors such as historical loss experience, loan characteristics, the current credit quality of the portfolio as well as an economic outlook over the life of the loan.
•Estimated data inputs include PD, LGD and EAD for commercial loans, point in time term structures for residential and consumer loans, probability of funding of lending commitments and expected utilization of unused lines of credit.
•The Company incorporates forward-looking information through the use of macroeconomic scenarios applied over a two-year reasonable and supportable forecast period.
•These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses and include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads and long-term interest rate forecasts.
•The scenarios that are chosen and the amount of weighting given to each scenario consider a variety of factors including third party economists and firms, industry trends and other available published economic information.
•Expected credit losses are estimated over the contractual term of each loan taking into consideration expected prepayments which are developed using industry standard estimation techniques.
•Also included in the allowance for loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative method or the economic assumptions described above. For held to maturity debt securities, a range of historical losses method is utilized. In estimating the net amount expected to be collected for TruPS, the Company employs a single scenario forecast methodology informed by historical industry default data as well as current and near term operating conditions for the banks and other financial institutions that are the underlying issuers.

We utilize multiple scenarios to forecast macroeconomic conditions to estimate lifetime expected credit losses. See Note 6, Allowance for Credit Losses, for additional information regarding the economic outlooks and the selection of probability weightings used in the Company’s determination of the ACL. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the allowance for credit loss, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across the entire loan portfolio. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
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

The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. For additional information, reference is made to the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report. Certain reclassifications have been made to conform with current year classifications.

	At December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$27,806,618	$26,023,159	$26,698,766	$26,229,008	$25,129,244
Loans receivable, net	22,342,612	20,580,451	21,476,056	21,378,136	19,852,101
Loans held-for-sale	809	30,357	29,797	4,074	5,185
Equity securities	8,194	36,000	6,039	5,793	5,701
Debt securities held-to-maturity, net	1,593,785	1,247,853	1,148,815	1,555,137	1,796,621
Debt securities available-for-sale, at estimated fair value	2,393,540	2,758,437	2,695,390	2,122,162	1,982,026
Bank owned life insurance	229,358	223,714	218,517	211,914	155,635
Deposits	20,824,638	19,525,419	17,860,338	17,580,269	17,357,697
Borrowed funds	3,535,038	3,295,790	5,827,111	5,435,681	4,461,533
Goodwill	116,228	94,535	82,546	82,546	77,571
Stockholders’ equity	2,938,428	2,710,003	2,621,950	3,005,330	3,125,451

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Selected Operating Data:
Interest and dividend income	$918,638	$980,894	$1,040,219	$968,416	$881,683
Interest expense	147,623	255,208	385,146	288,399	201,907
Net interest income	771,015	725,686	655,073	680,017	679,776
Provision for credit losses	(48,676)	70,158	(1,000)	12,000	16,250
Net interest income after provision for credit losses	819,691	655,528	656,073	668,017	663,526
Non-interest income	64,463	90,518	53,413	10,081	35,637
Non-interest expenses	455,741	449,505	422,754	407,680	418,574
Income before income tax expense	428,413	296,541	286,732	270,418	280,589
Income tax expense	115,080	74,961	91,248	67,842	153,845
Net income	$313,333	$221,580	$195,484	$202,576	$126,744
Earnings per share — basic	$1.33	$0.94	$0.75	$0.72	$0.44
Earnings per share — diluted	$1.33	$0.94	$0.74	$0.72	$0.43

	At or for the Year Ended December 31,
	2021	2020	2019	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.17%	0.82%	0.73%	0.80%	0.52%
Return on equity (ratio of net income to average equity)	11.13%	8.35%	6.64%	6.57%	4.00%
Net interest rate spread (1)	2.81%	2.56%	2.19%	2.46%	2.67%
Net interest margin (2)	3.00%	2.80%	2.54%	2.76%	2.89%
Efficiency ratio (3)	54.55%	55.07%	59.67%	59.08%	58.51%
Non-interest expenses to average total assets	1.70%	1.66%	1.58%	1.61%	1.73%
Average interest-earning assets to average interest-bearing liabilities	1.33x	1.25x	1.23x	1.25x	1.26x
Dividend payout ratio (4)	42.11%	51.06%	58.67%	52.78%	75.00%
Cash dividends paid	$0.56	$0.48	$0.44	$0.38	$0.33
Asset Quality Ratios:
Non-performing assets to total assets	0.42%	0.47%	0.46%	0.56%	0.61%
Non-accrual loans to total loans	0.47%	0.51%	0.44%	0.58%	0.68%
Allowance for loan losses to non-performing loans (5)	213.47%	243.21%	210.70%	170.22%	157.46%
Allowance for loan losses to total loans	1.07%	1.36%	1.05%	1.09%	1.15%
Capital Ratios:
Tier 1 leverage ratio (6)	8.99%	9.08%	8.22%	10.28%	11.00%
Common equity tier 1 risk-based (6)	11.31%	11.72%	11.03%	13.41%	13.94%
Tier 1 risk-based capital (6)	11.31%	11.72%	11.03%	13.41%	13.94%
Total-risk-based capital (6)	12.42%	12.97%	12.18%	14.60%	15.13%
Equity to total assets	10.57%	10.41%	9.82%	11.46%	12.44%
Tangible equity to tangible assets (7)	10.14%	10.03%	9.49%	11.12%	12.10%
Average equity to average assets	10.50%	9.82%	11.00%	12.15%	13.06%
Other Data:
Book value per common share (7)	$12.36	$11.43	$11.11	$10.95	$10.64
Tangible book value per common share (7)	$11.81	$10.97	$10.69	$10.59	$10.31
Number of full service offices	154	156	147	151	156
Full time equivalent employees	1,643	1,806	1,761	1,928	1,931
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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020
    Total Assets. Total assets increased by $1.78 billion, or 6.9%, to $27.81 billion at December 31, 2021 from $26.02 billion at December 31, 2020. Net loans increased by $1.76 billion, or 8.6%, to $22.34 billion at December 31, 2021. Securities decreased by $46.8 million, or 1.2%, to $4.00 billion at December 31, 2021 from $4.04 billion at December 31, 2020.
    Net Loans. Net loans increased by $1.76 billion, or 8.6%, to $22.34 billion at December 31, 2021 from $20.58 billion at December 31, 2020. The detail of the loan portfolio is below:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial Loans:
Multi-family loans	$7,865,592	$7,122,840
Commercial real estate loans	5,371,758	4,947,212
Commercial and industrial loans	4,113,792	3,575,641
Construction loans	550,950	404,367
Total commercial loans	17,902,092	16,050,060
Residential mortgage loans	3,929,170	4,119,894
Consumer and other	766,785	702,801
Total Loans	22,598,047	20,872,755
Deferred fees, premiums and other, net	(14,754)	(9,318)
Allowance for loan losses	(240,681)	(282,986)
Net loans	$22,342,612	$20,580,451
During the year ended December 31, 2021, we originated or funded $2.43 billion in multi-family loans, $1.27 billion in residential loans, $1.26 billion in commercial and industrial loans, $1.24 billion in commercial real estate loans, $170.6 million in construction loans and $118.2 million in consumer and other loans. Our originations reflect our continued focus on diversifying our loan portfolio. In addition, we acquired $219 million of loans in the Berkshire Bank branch acquisition on August 27, 2021 and $453.3 million of loans from Gold Coast on April 3, 2020. A significant portion of our commercial loan portfolio, including commercial and industrial loans, are secured by commercial real estate and are primarily on properties and businesses located in New Jersey and New York. In addition to the loans originated for our portfolio, we originated residential mortgage loans for sale to third parties totaling $145.0 million for the year ended December 31, 2021. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. During the year ended December 31, 2021, we purchased loans totaling $43.1 million from these entities.

The following table sets forth non-accrual loans (excluding loans held-for-sale) on the dates indicated as well as certain asset quality ratios:

	December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Multi-family	13	$55.3	15	$19.9	11	$16.6	13	$19.2	15	$35.6
Commercial real estate	19	8.3	22	9.8	24	13.0	25	14.0	29	15.9
Commercial and industrial	15	3.3	16	3.3	13	5.2	15	4.4	21	9.2
Construction	—	—	—	—	—	—	—	—	—	—
Total commercial loans	47	66.9	53	33.0	48	34.8	53	37.6	65	60.7
Residential and consumer	216	38.3	231	43.5	232	42.8	239	45.7	246	46.4
Total non-accrual loans	263	$105.2	284	$76.5	280	$77.6	292	$83.3	311	$107.1
Accruing troubled debt restructured loans	44	$7.6	47	$8.1	49	$9.3	45	$9.1	47	$9.2
Non-accrual loans to total loans		0.47%		0.35%		0.36%		0.40%		0.51%
Allowance for loan losses as a percent of non-accrual loans		228.82%		344.61%		348.05%		340.60%		264.17%
Allowance for loan losses as a percent of total loans		1.07%		1.20%		1.26%		1.36%		1.36%
    Total non-accrual loans decreased to $105.2 million at December 31, 2021 compared to $107.1 million at December 31, 2020. At December 31, 2021, there were $1.1 million of commercial and industrial loans, $1.2 million of commercial real estate loans and $850,000 of multi-family loans that were classified as non-accrual which were performing in accordance with their contractual terms. The increase in Multi-family non-accrual loans for the year ended December 31, 2021 was driven by a previously disclosed Multi-family potential problem loan that was granted a deferral of payment due to circumstances related to COVID-19, classified as a troubled debt restructuring and moved to non-accrual. The borrower is performing in accordance with its modified terms.
During the year ended December 31, 2021, we sold three non-performing multi-family loans totaling $19.9 million and recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. Also during the year ended December 31, 2021, we sold two non-performing commercial real estate loans totaling $1.6 million. During the year ended December 31, 2020, we sold an $18.1 non-performing multi-family loan.
Criticized and classified loans as a percent of total loans decreased to 6.25% at December 31, 2021 from 7.99% at December 31, 2020. At December 31, 2021, our allowance for loan losses as a percent of total loans was 1.07%. At December 31, 2021, there were $60.6 million of loans deemed as TDRs, of which $35.8 million were multi-family, $19.7 million were residential and consumer loans, $4.3 million were commercial real estate loans and $778,000 were commercial and industrial loans. TDRs of $7.6 million were classified as accruing and $53.1 million were classified as non-accrual at December 31, 2021. We continue to proactively and diligently work to resolve our troubled loans.
    In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2021, the Company has deemed potential problem loans totaling $114.2 million, which is comprised of 10 multi-family loans totaling $54.8 million, 11 commercial real estate loans totaling $37.1 million and 12 commercial and industrial loans totaling $22.3 million. In addition, we continue to support our customers by deferring payments for borrowers experiencing hardship because of the COVID-19 pandemic. As of February 8, 2022, there were no commercial loans deferring principal payments under the Cares Act. As of February 8, 2022, there were 9 residential and consumer loans deferring principal and interest payments under the Cares Act totaling $4.5 million. For further information, please refer to the Loan Deferrals disclosure in Part I, Item 1. Business. Management is actively monitoring all of these loans.

    The allowance for loan losses decreased by $42.3 million to $240.7 million at December 31, 2021 from $283.0 million at December 31, 2020. The decrease reflects a negative provision for loan losses of $43.8 million, partially offset by an increase of $541,000 resulting from net recoveries and an increase of approximately $1.0 million from the initial allowance on loans identified as PCD which were acquired from Berkshire Bank. Our allowance for loan losses at December 31, 2021 was affected by the improving current and forecasted economic conditions and commercial real estate prices. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the current and forecasted economic condition over the life of our loans. At December 31, 2021, our allowance for loan losses as a percent of total loans was 1.07%.
Securities. Securities are held primarily for liquidity, interest rate risk management and yield enhancement. Our Investment Policy requires that investment transactions conform to Federal and State investment regulations. Our investments purchased may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and mutual funds. In addition, the Company may invest in equity securities subject to certain limitations. Purchase and sale decisions are based upon a thorough analysis of each instrument to determine if it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors. Debt securities are classified as held-to-maturity or available-for-sale when purchased.
    At December 31, 2021, our securities portfolio represented 14.4% of our total assets. Securities, in the aggregate, decreased by $46.8 million, or 1.2%, to $4.00 billion at December 31, 2021 from $4.04 billion at December 31, 2020. This decrease was a result of paydowns and sales, partially offset by purchases.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the FHLB increased by $16.7 million, or 10.4% to $176.5 million at December 31, 2021 from $159.8 million at December 31, 2020. The amount of stock we own in the FHLB is primarily related to the balance of our outstanding borrowings from the FHLB. Bank owned life insurance was $229.4 million at December 31, 2021 and $223.7 million at December 31, 2020. Other assets were $144.2 million at December 31, 2021 and $163.2 million at December 31, 2020.
Deposits.  At December 31, 2021, deposits totaled $20.82 billion, representing 83.7% of our total liabilities. Our deposit strategy is focused on attracting core deposits (savings, checking and money market accounts). We are committed to our plan of attracting and retaining more core deposits because they generally represent a more stable source of low cost funds.
    Deposits increased by $1.30 billion, or 6.7%, to $20.82 billion at December 31, 2021 from $19.53 billion at December 31, 2020. Total checking accounts increased $2.22 billion to $11.93 billion at December 31, 2021 from $9.71 billion at December 31, 2020. At December 31, 2021, we held $18.73 billion in core deposits, representing 89.9% of total deposits. At December 31, 2021, $2.09 billion, or 10.1%, of our total deposit balances were certificates of deposit. Included in total deposits are $734.4 million of brokered deposits. At December 31, 2021, $5.66 billion, or 27.2%, of our total deposits consisted of public fund deposits from local government entities, predominately domiciled in the state of New Jersey and the majority of which are interest bearing. Municipal deposits are collateralized using municipal letters of credit or securities collateral.
Borrowed Funds.  Borrowings are primarily with the FHLB and are collateralized by our residential and commercial mortgage portfolios. Borrowed funds increased by $239.2 million, or 7.3%, to $3.54 billion at December 31, 2021 from $3.30 billion at December 31, 2020 to support balance sheet growth. During the year ended December 31, 2021, we prepaid $600.0 million of FHLB borrowings. This prepayment resulted in the recognition of $10.2 million of early extinguishment costs during the year ended December 31, 2021 on the Consolidated Statement of Income.
Stockholders’ Equity. Stockholders’ equity increased by $228.4 million to $2.94 billion at December 31, 2021 from $2.71 billion at December 31, 2020. The increase was primarily attributed to net income of $313.3 million, share-based plan activity of $32.1 million and other comprehensive income of $33.7 million for the year ended December 31, 2021. These increases were partially offset by cash dividends of $0.56 per share totaling $138.6 million and the repurchase of 975,469 shares of common stock for $12.1 million during the year ended December 31, 2021.
Analysis of Net Interest Income
Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, however interest receivable on these loans have been fully reserved for and not included in interest income. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2021 and 2020. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Year Ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$587,691	$648	0.11%	$773,177	$1,460	0.19%	215,447	$2,805	1.30%
Equity securities	16,222	458	2.82	11,365	362	3.19	5,938	143	2.41
Debt securities available-for-sale	2,543,274	40,636	1.60	2,672,537	58,873	2.20	2,395,047	67,822	2.83
Debt securities held-to-maturity, net	1,254,917	32,179	2.56	1,184,984	34,049	2.87	1,317,322	40,017	3.04
Net loans	21,099,992	836,171	3.96	21,040,964	871,411	4.14	21,576,829	912,091	4.23
Stock in FHLB	183,001	8,546	4.67	229,120	14,739	6.43	274,661	17,341	6.31
Total interest-earning assets	25,685,097	918,638	3.58	25,912,147	980,894	3.79	25,785,244	1,040,219	4.03
Non-interest-earning assets	1,133,861			1,096,400			975,585
Total assets	$26,818,958			$27,008,547			$26,760,829
Interest-bearing liabilities:
Savings deposits	$2,032,004	$5,591	0.28%	$2,039,686	$12,056	0.59%	$1,985,142	$17,148	0.86%
Interest-bearing checking	6,581,074	27,488	0.42	5,869,801	42,014	0.72	5,020,991	84,698	1.69
Money market accounts	4,615,127	20,508	0.44	4,367,498	42,568	0.97	3,703,413	60,896	1.64
Certificates of deposit	2,359,645	14,318	0.61	3,819,029	58,951	1.54	4,609,274	99,115	2.15
Total interest-bearing deposits	15,587,850	67,905	0.44	16,096,014	155,589	0.97	15,318,820	261,857	1.71
Borrowed funds	3,704,903	79,718	2.15	4,665,094	99,619	2.14	5,611,206	123,289	2.20
Total interest-bearing liabilities	19,292,753	147,623	0.77	20,761,108	255,208	1.23	20,930,026	385,146	1.84
Non-interest-bearing liabilities	4,711,391			3,594,290			2,887,601
Total liabilities	24,004,144			24,355,398			23,817,627
Stockholders’ equity	2,814,814			2,653,149			2,943,202
Total liabilities and stockholders’ equity	$26,818,958			$27,008,547			$26,760,829
Net interest income		$771,015			$725,686			$655,073
Net interest rate spread (1)			2.81%			2.56%			2.19%
Net interest-earning assets (2)	$6,392,344			$5,151,039			$4,855,218
Net interest margin (3)			3.00%			2.80%			2.54%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33			1.25			1.23

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. There were no out-of-period items or adjustments excluded from the table. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2021 vs. 2020			Years Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-earning cash accounts	$(348)	(464)	(812)	$7,244	(8,589)	(1,345)
Equities	156	(60)	96	131	88	219
Debt securities available-for-sale	(2,886)	(15,351)	(18,237)	7,753	(16,702)	(8,949)
Debt securities held-to-maturity, net	3,722	(5,592)	(1,870)	3,548	(9,516)	(5,968)
Net loans	11,729	(46,969)	(35,240)	(11,876)	(28,804)	(40,680)
Federal Home Loan Bank stock	(2,969)	(3,224)	(6,193)	(2,877)	275	(2,602)
Total interest-earning assets	9,404	(71,660)	(62,256)	3,923	(63,248)	(59,325)
Interest-bearing liabilities:
Savings deposits	(46)	(6,419)	(6,465)	465	(5,557)	(5,092)
Interest-bearing checking	5,141	(19,667)	(14,526)	14,326	(57,010)	(42,684)
Money market accounts	2,402	(24,462)	(22,060)	10,903	(29,231)	(18,328)
Certificates of deposit	(22,583)	(22,050)	(44,633)	(16,939)	(23,225)	(40,164)
Total deposits	(15,086)	(72,598)	(87,684)	8,755	(115,023)	(106,268)
Borrowed funds	(20,428)	527	(19,901)	(20,307)	(3,363)	(23,670)
Total interest-bearing liabilities	(35,514)	(72,071)	(107,585)	(11,552)	(118,386)	(129,938)
Increase (decrease) in net interest income	$44,918	411	45,329	$15,475	55,138	70,613
Comparison of Operating Results for the Year Ended December 31, 2021 and 2020
    Net Income.  Net income for the year ended December 31, 2021 was $313.3 million compared to net income of $221.6 million for the year ended December 31, 2020.
    Net Interest Income.  Net interest income increased by $45.3 million to $771.0 million for the year ended December 31, 2021 from $725.7 million for the year ended December 31, 2020. The net interest margin increased 20 basis points to 3.00% for the year ended December 31, 2021 from 2.80% for the year ended December 31, 2020.
    Interest and Dividend Income. Total interest and dividend income decreased by $62.3 million, or 6.3%, to $918.6 million for the year ended December 31, 2021. Interest income on loans decreased by $35.2 million, or 4.0%, to $836.2 million for the year ended December 31, 2021, primarily attributable to the weighted average yield on net loans, which decreased 18 basis points to 3.96%. Partially offsetting this decrease, the average balance of net loans increased by $59.0 million, or 0.3%, to $21.10 billion for the year ended December 31, 2021 driven by loan originations and $219 million of loans acquired from Berkshire Bank, reduced by paydowns and payoffs. Prepayment penalties, which are included in interest income, totaled $24.6 million for the year ended December 31, 2021 compared to $32.4 million for the year ended December 31, 2020. Interest income on all other interest-earning assets, excluding loans, decreased by $27.0 million, or 24.7%, to $82.5 million for the year ended December 31, 2021 which is attributable to a decrease of 45 basis points to 1.80% in the weighted average yield on interest-earning assets, excluding loans. In addition, the average balance of all other interest earning assets, excluding loans, decreased $286.1 million to $4.59 billion for the year ended December 31, 2021.
    Interest Expense. Total interest expense decreased by $107.6 million, or 42.2%, to $147.6 million for the year ended December 31, 2021. Interest expense on interest-bearing deposits decreased $87.7 million, or 56.4%, to $67.9 million for the year ended December 31, 2021. The weighted average cost of interest-bearing deposits decreased 53 basis points to 0.44% for the year ended December 31, 2021. The average balance of total interest-bearing deposits decreased $508.2 million, or 3.2%, to $15.59 billion for the year ended December 31, 2021. Interest expense on borrowed funds decreased by $19.9 million, or 20.0%, to $79.7 million for the year ended December 31, 2021. The average balance of borrowed funds decreased $960.2 million, or 20.6%, to $3.70 billion for the year ended December 31, 2021. Partially offsetting this decrease, the weighted average cost of borrowings increased 1 basis point to 2.15% for the year ended December 31, 2021.
    Non-Interest Income.  Total non-interest income decreased by $26.1 million to $64.5 million for the year ended December 31, 2021. Included in non-interest income for the year ended December 31, 2020 were $23.1 million of gains on from sale-leaseback transactions. Excluding this item, non-interest income decreased $2.9 million, primarily due to a decrease of $9.3 million in gain on loans due to a lower volume of mortgage banking loan sales to third parties offset by increases of $4.2 million in fees and service charges and $3.2 million in other income.
    Non-Interest Expense. Total non-interest expenses were $455.7 million for the year ended December 31, 2021, an increase of $6.2 million, or 1.4%, as compared to the year ended December 31, 2020. This increase was driven by increases of $10.3 million in professional fees primarily driven by acquisition-related fees, $4.1 million in compensation and fringe benefit expense primarily related to incentive compensation and medical expenses, $3.3 million in data processing and communication expenses, $2.7 million in other operating expenses, offset by a decrease of $13.9 million in debt extinguishment costs.
    Income Taxes. Income tax expense was $115.1 million and $75.0 million for the years ended December 31, 2021 and December 31, 2020, respectively. The effective tax rate was 26.9% for the year ended December 31, 2021 and 25.3% for the year ended December 31, 2020.
Comparison of Operating Results for the Year Ended December 31, 2020 and 2019
    Refer to “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of 2020 results as compared to 2019 results.
Management of Market Risk
    Qualitative Analysis. One significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the cash flow or re-pricing of our assets, liabilities and off-balance sheet contracts (e.g., loan commitments); the effect of loan and securities prepayments, deposit activity; “basis risk” arising from potential differences in the behavior of lending and funding rates arising from the use of different indices; and “yield curve risk” arising from changes in the term structure of interest rates. Changes in market interest rates can affect net interest income by influencing the volume and pricing of new loan originations and securities purchases, the ability of borrowers to repay variable rate loans, the volume of loan and securities prepayments and the mix, cost and flow of deposits.
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
As of December 31, 2021, the Company had cash flow and fair value hedges with aggregate notional amounts of $3.33 billion and $150.0 million, respectively. As of December 31, 2020, the Company had cash flow hedges with aggregate notional amounts of $3.33 billion. During the year ended December 31, 2020, the Company terminated $475.0 million of fair value hedges and also terminated $400.0 million in cash flow hedges. The fair value hedges terminated during 2020 were asset swap transactions where fixed rate loan payments were exchanged for variable rate payments.
    We use an internally managed and implemented industry standard asset/liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various management assumptions, interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.
    Our net interest income sensitivity analysis determines the relative balance between the repricing of assets, liabilities and off-balance sheet positions over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment and reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the rate forecasts and assumptions used in the analysis may not reflect actual experience. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediate interest rate shock scenarios. EVE computations incorporate forecasts for loan and securities prepayment rates and deposit decay rates.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. In November 2020, the LIBOR administrator announced plans to consult on easing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States banking regulators concurrently issued a joint statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the recommended alternative rate to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has approximately $8.55 billion in financial instruments which are indexed to USD-LIBOR at December 31, 2021 for which it is monitoring the activity and evaluating the related risks.
    Quantitative Analysis. The table below sets forth, as of December 31, 2021, the estimated changes in our EVE and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing EVE sensitivity and a gradual change over a one-year period for the purposes of computing net interest income sensitivity. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments, deposit pricing and deposit decay, and should not be relied upon as indicative of actual results. The following table reflects management’s expectations of the changes in EVE and net interest income for an interest rate decrease of 100 basis points and increase of 200 basis points over the course of the next year.

	EVE (1)			Net Interest Income (2)
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$4,590,198	(262,005)	(5.4)%	$782,548	(22,631)	(2.8)%
0bp	$4,852,203	—	—	$805,179	—	—
-100bp	$4,631,642	(220,561)	(4.5)%	$801,225	(3,954)	(0.5)%
(1)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)Assumes a gradual change in interest rates over a one year period at all maturities.
    The table above indicates that at December 31, 2021, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 5.4% decrease in EVE and a $22.6 million, or 2.8%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 4.5% decrease in EVE and a $4.0 million, or 0.5%, decrease in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix in or growth of our assets and liabilities, which could change the results of the EVE and net interest income calculations.
    As mentioned above, we use an internally developed asset liability model to compute our quarterly interest rate risk reports. Certain shortcomings are inherent in any methodology used to calculate interest rate risk. Modeling EVE and net interest income sensitivity requires certain assumptions that may or may not reflect the manner in which balance sheet cash flows respond to changes in market interest rates. The EVE and net interest income results presented above assume no balance sheet growth and that generally the composition of our interest-rate sensitive assets and liabilities existing at the beginning of the analysis remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes, or expected changes, in interest rates. The EVE and net interest income results presented in the table above provide an indication of our sensitivity to interest rate changes at a point in time informed by the myriad assumptions related to customer behavior, competitive market forces and the evolution of the rate environment, including the frequency, timing and magnitude of changes in interest rates. To the extent that any of these variables do not conform with our models and assumptions our actual experience may differ materially from the metrics presented above.

Liquidity and Capital Resources
    Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings and, to a lesser extent, proceeds from the sale of loans and investment maturities. While scheduled amortization and maturities of loans is usually a predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, including changes and expected changes thereto, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. The Company’s total borrowing capacity from the FHLB and other borrowing sources was approximately $22.71 billion at December 31, 2021. Excluding outstanding borrowings and encumbered collateral, available borrowing capacity and other available liquidity sources totaled approximately $12.51 billion at December 31, 2021. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the needs of our customers as well as unanticipated contingencies. These liquidity risk management practices have allowed us to effectively manage the market stress related to the COVID-19 pandemic.
    A primary source of funds is provided by cash flows on loans and securities. Principal repayments on loans for the years ended December 31, 2021, 2020 and 2019 were $5.06 billion, $4.67 billion and $3.66 billion, respectively. Principal repayments on securities for the years ended December 31, 2021, 2020 and 2019 were $1.26 billion, $1.30 billion and $744.0 million, respectively. During year ended December 31, 2021, there were sales of securities of $42.2 million. During the year ended December 31, 2020, there were no sales of securities; however, the Company received proceeds of $16.5 million from the call of a held-to-maturity debt security which resulted in a gain of $124,000 and received a principal payment of $26,000 on a held-to-maturity debt security which resulted in a gain recognized as non-interest income. During the year ended December 31, 2019, there were sales of securities of $399.4 million. There were no unusual payoffs or paydowns of TruPS for the years ended December 31, 2021 or 2019.
    In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2021, 2020 and 2019 totaled $494.8 million, $224.3 million and $160.7 million, respectively. For the year ended December 31, 2021, excluding deposits assumed in the Berkshire Bank branch acquisition, deposits increased $666.8 million. For the year ended December 31, 2020, excluding deposits assumed in the Gold Coast acquisition, deposits increased $1.18 billion. For the year ended December 31, 2019, deposits increased $280.1 million. Deposit flows are affected by the overall level of and direction of changes in market interest rates, the pricing of products offered by us and our local competitors, and other factors.
    For the year ended December 31, 2021, net borrowed funds increased $239.2 million to help fund the growth of the security and loan portfolios and our share repurchases. The increase in borrowed funds during year ended December 31, 2021 was partially offset by the early extinguishment of $600.0 million of FHLB advances. For the year ended December 31, 2020, excluding borrowed funds assumed in the Gold Coast acquisition, net borrowed funds decreased $2.55 billion. The decrease includes the early extinguishment of $1.20 billion of FHLB advances during the year ended December 31, 2020. For the year ended December 31, 2019, net borrowed funds increased $391.4 million.
Borrowed funds included $449.1 million of repurchase agreements with various brokers as of December 31, 2021. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the existing repurchase agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity of the agreement.
    Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2021, 2020 and 2019, we originated loans totaling $6.51 billion, $3.57 billion and $3.53 billion, respectively. During the year ended December 31, 2021, excluding loans purchased in the Berkshire Bank branch acquisition, we purchased loans of $103.7 million. During the year ended December 31, 2020, excluding loans purchased in the acquisition of Gold Coast, we purchased loans of $158.4 million. During the year ended December 31, 2019, we purchased loans of $427.1 million. During the year ended December 31, 2021, we purchased securities of $1.32 billion. During the year ended December 31, 2020, excluding securities purchased in the acquisition of Gold Coast, we purchased securities of $1.41 billion. During the year ended December 31, 2019, we purchased securities of $1.27 billion. In addition, we utilized $12.1 million, $23.9 million and $475.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, to repurchase shares of our common stock. During December 2019, we entered into a purchase and sale agreement with Blue Harbour Group, L.P. (“Blue Harbour”), pursuant to which we purchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate consideration of approximately $335.7 million. During the year ended December 31, 2020, we issued $20.9 million of common stock to finance the Gold Coast acquisition.
    At December 31, 2021, we had commitments to originate commercial loans of $305.1 million. Additionally, we had commitments to originate residential loans of approximately $81.2 million. The Company had commitments to correspondent banks to purchase residential loans of $13.1 million as of December 31, 2021. We had no purchase commitments for such loans as of December 31, 2020 or 2019. Unused home equity lines of credit and undisbursed business and constructions loans totaled approximately $2.08 billion at December 31, 2021. Certificates of deposit due within one year of December 31, 2021 totaled $1.79 billion, or 8.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other retail and commercial deposits and wholesale funding. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay.
    Liquidity management is both a short and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $288.0 million. Securities, which provide an additional source of liquidity, totaled $4.00 billion at December 31, 2021, of which $2.09 billion are pledged to secure borrowings, municipal deposits and available borrowing capacity at the Federal Reserve Bank of New York. If we require funds beyond our ability to generate them internally, we have wholesale funding alternatives, which provide an additional source of funds. At December 31, 2021, our total borrowing capacity at the FHLB was $11.55 billion, of which we had outstanding borrowings of $7.14 billion, which included letters of credit totaling $4.06 billion. Our remaining borrowing capacity at the FHLB was $4.41 billion. We also had available unsecured overnight borrowing lines (Fed Funds) with other financial institutions totaling $750.0 million, of which none was outstanding at December 31, 2021. In addition, our total borrowing capacity from other sources was $6.16 billion, of which $734.4 million was outstanding at December 31, 2021.
    Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2021, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
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
We have other liabilities which include $212.7 million of operating lease liabilities net of imputed interest of which $9.3 million was acquired in the Berkshire Bank acquisition during the year ended December 31, 2021 and $3.6 million was acquired from Gold Coast during the year ended December 31, 2020. We have $813,000 of finance lease liabilities. These contractual obligations as of December 31, 2021 have not changed significantly from December 31, 2020.
    During each of the years ended December 31, 2021 and December 31, 2019, the Company invested $10.0 million in a low income housing tax credit program that qualifies for community reinvestment tax credits. There was no investment in a program during the year ended December 31, 2020. Commitments related to the tax credit investments are payable on demand and are recorded in other liabilities on our Consolidated Balance Sheets. Total commitments related to tax credit investments were $11.5 million, $5.5 million and $9.2 million as of December 31, 2021, 2020 and 2019, respectively.
    Derivative Instruments and Hedging Activities. The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments present on the Company’s balance sheet as of December 31, 2021 are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the year ended December 31, 2021, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed-rate assets. These derivatives had an aggregate notional amount of $3.48 billion as of December 31, 2021. Derivatives with an aggregate notional amount of $475.0 million that had been used to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets were terminated during the year ended December 31, 2020. Interest rate swaps with an aggregate notional amount of $400.0 million that had been designated as cash flow hedges on wholesale funding were terminated during the year ended December 31, 2020.

The Company has credit derivatives resulting from participation in interest rate swaps provided to external lenders as part of loan participation arrangements which are, therefore, not used to manage interest rate risk in the Company’s assets or liabilities. Additionally, the Company provides interest rate risk management services to commercial customers, primarily interest rate swaps. The Company’s market risk from unfavorable movements in interest rates related to these derivative contracts is minimized by concurrently entering into offsetting derivative contracts that have identical notional values and critical terms. As of December 31, 2021, the fair value of the derivatives resulting from participation in interest rate swaps provided to lenders was a liability of $160,000. The fair value of the exchange cleared derivatives resulting from customer interest rate risk management services was an asset of $8.2 million as of December 31, 2021. However, not all of the derivatives supporting customer interest rate risk management services were cleared through an exchange. For these bi-lateral derivatives we have recorded an asset of $360,000. The interest rate risk associated with interest rate swaps executed with customers supporting our interest rate risk management services are protected by mirror interest rate swaps that the Company executes with a third party.
Recent Accounting Pronouncements
    See Note 22 in Notes to Consolidated Financial Statements in “Item 15 - Exhibits and Financial Statement Schedules” for a description of recent accounting pronouncements already adopted.
New Accounting Pronouncements Issued But Not Yet Adopted
    In July 2021, the FASB issued ASU 2021-05, Lessors – Certain Leases with Variable Lease Payments. The update affects lessors with lease contracts that have variable lease payments that do not depend on a reference index or a rate and where the lessor would have recognized a selling loss at lease commencement if classified as sales-type or direct financing even if the lessor expects the arrangement to be profitable. To reduce the risk of recognizing losses at lease commencement in such circumstances, the update requires lessors to classify and account for such leases as operating. The amendments may be applied either retrospectively or prospectively. The update will be effective for the Company January 1, 2022 with early adoption permitted. The Company does not expect the update to have a material impact on the Company’s Consolidated Financial Statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The update specifically addresses whether Topic 848 applies to derivative instruments that do not reference a rate that is expected to be discontinued but that instead use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform, commonly referred to as the “discounting transition.” This ASU extends certain optional expedients provided in Topic 848 to contract modifications and derivatives affected by the discounting transition. The amendments in ASU 2021-01 may be applied under a retrospective approach as of any date from the beginning of an interim period that includes or is after March 12, 2020 or prospectively to new modifications made on or after any date within the interim period including January 7, 2021. The update is in effect for a limited time from March 12, 2020 through December 31, 2022. The update is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide expedients and exceptions for applying GAAP to contracts or hedging relationships affected by the discontinuance of LIBOR as a benchmark rate to alleviate the burden and cost of such modifications. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also provide a one-time election to sell and/or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. The update is in effect for a limited time from March 12, 2020 through December 31, 2022. The Company continues to evaluate its financial instruments indexed to USDLIBOR for which Topic 848 provides expedients, exceptions and elections. The Company has established a crossfunctional team to develop transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. In addition, the

Company has engaged with its regulators and with industry working groups and trade associations to develop strategies for transitioning away from LIBOR.

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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective.
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This report appears on page 72.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
    Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
    Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by this item will be provided within 120 days after December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION
    The information required by this item will be provided within 120 days after December 31, 2021

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by this item will be provided within 120 days after December 31, 2021

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
    The information required by this item will be provided within 120 days after December 31, 2021

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID:185. The information required by this item will be provided within 120 days after December 31, 2021

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses related to loans receivable evaluated and calculated on a collective basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2021 was $240.7 million, a portion of which related to the allowance for credit losses on loans receivable evaluated and calculated on a collective basis (the collective ACL). The collective ACL includes the measurement of expected credit losses on a collective basis for those loans that share similar risk characteristics. In order to capture the specific risk characteristics of the loan portfolio, the Company segments the portfolio based upon loan type. The Company’s collective ACL consists of both quantitative methodologies and qualitative reserves. The quantitative methodologies consider a variety of factors such as historical loss experience, loan characteristics, the current credit quality of the portfolio as well as multiple weighted economic scenarios over a reasonable and supportable forecast period, after which, the Company reverts to average historical losses on a straight line basis. The expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD) and individual loan level exposure at default on an undiscounted basis. Expected credit losses are estimated over the contractual term of each loan, adjusted for expected prepayments. The collective ACL also includes qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative methodologies or the related economic assumptions.
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

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1954.
Short Hills, New Jersey
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Investors Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Investors Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2022

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(In thousands except share data)
ASSETS
Cash and cash equivalents	$287,990	170,432
Equity securities	8,194	36,000
Debt securities available-for-sale, at estimated fair value	2,393,540	2,758,437
Debt securities held-to-maturity, net (estimated fair value of $1,651,504 and $1,320,872 at December 31, 2021 and 2020, respectively)	1,593,785	1,247,853
Loans receivable, net	22,342,612	20,580,451
Loans held-for-sale	809	30,357
Federal Home Loan Bank stock	176,480	159,829
Accrued interest receivable	78,636	79,705
Other real estate owned and other repossessed assets	2,882	7,115
Office properties and equipment, net	129,288	139,663
Operating lease right-of-use assets	199,603	199,981
Net deferred tax asset	87,251	116,805
Bank owned life insurance	229,358	223,714
Goodwill and intangible assets	131,993	109,633
Other assets	144,197	163,184
Total assets	$27,806,618	26,023,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$20,824,638	19,525,419
Borrowed funds	3,535,038	3,295,790
Advance payments by borrowers for taxes and insurance	137,438	115,729
Operating lease liabilities	212,678	212,559
Other liabilities	158,398	163,659
Total liabilities	24,868,190	23,313,156
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 361,869,872 issued at December 31, 2021 and 2020; 247,997,266 and 247,929,216 outstanding at December 31, 2021 and 2020, respectively	3,619	3,619
Additional paid-in capital	2,872,103	2,858,663
Retained earnings	1,513,970	1,339,003
Treasury stock, at cost; 113,872,606 and 113,940,656 shares at December 31, 2021 and 2020, respectively	(1,375,126)	(1,375,996)
Unallocated common stock held by the employee stock ownership plan	(69,845)	(75,270)
Accumulated other comprehensive loss	(6,293)	(40,016)
Total stockholders’ equity	2,938,428	2,710,003
Total liabilities and stockholders’ equity	$27,806,618	26,023,159
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$836,171	871,411	912,091
Securities:
Equity	458	362	143
Government-sponsored enterprise obligations	2,237	1,517	1,212
Mortgage-backed securities	56,539	77,925	95,133
Municipal bonds and other debt	14,039	13,480	11,494
Interest-bearing deposits	648	1,460	2,805
Federal Home Loan Bank stock	8,546	14,739	17,341
Total interest and dividend income	918,638	980,894	1,040,219
Interest expense:
Deposits	67,905	155,589	261,857
Borrowed Funds	79,718	99,619	123,289
Total interest expense	147,623	255,208	385,146
Net interest income	771,015	725,686	655,073
Provision for credit losses	(48,676)	70,158	(1,000)
Net interest income after provision for credit losses	819,691	655,528	656,073
Non-interest income
Fees and service charges	22,080	17,916	23,604
Income on bank owned life insurance	6,548	6,638	6,542
Gain on loans, net	6,911	16,226	5,345
Gain (loss) on securities, net	506	406	(5,536)
Gain on sale-leaseback transactions	—	23,129	—
Gain on sale of other real estate owned, net	86	1,054	1,145
Other income	28,332	25,149	22,313
Total non-interest income	64,463	90,518	53,413
Non-interest expense
Compensation and fringe benefits	245,065	240,970	243,782
Advertising and promotional expense	12,083	9,551	13,893
Office occupancy and equipment expense	76,788	77,754	63,996
Federal deposit insurance premiums	12,350	14,276	13,200
General and administrative	2,254	2,133	2,222
Professional fees	26,483	16,220	17,308
Data processing and communication	39,042	35,702	31,987
Debt extinguishment	10,159	24,098	—
Other operating expenses	31,517	28,801	36,366
Total non-interest expenses	455,741	449,505	422,754
Income before income tax expense	428,413	296,541	286,732
Income tax expense	115,080	74,961	91,248
Net income	$313,333	221,580	195,484
Basic earnings per share	$1.33	0.94	0.75
Diluted earnings per share	$1.33	0.94	0.74
Weighted average shares outstanding
Basic	235,315,487	235,761,457	262,202,598
Diluted	236,436,081	235,838,808	262,519,788
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$313,333	221,580	195,484
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	1,666	(2,795)	(3,672)
Unrealized (losses) gains on debt securities available-for-sale	(41,756)	27,748	34,119
Accretion of loss on debt securities reclassified to held to maturity	107	202	535
Reclassification adjustment for security (gains) losses included in net income	(299)	—	4,221
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	735	820	768
Net gains (losses) on derivatives	73,270	(47,369)	(43,024)
Total other comprehensive income (loss)	33,723	(21,394)	(7,053)
Total comprehensive income	$347,056	200,186	188,431

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands except share data)
Balance at December 31, 2018	$3,591	2,804,098	1,173,897	(884,750)	(79,937)	(11,569)	3,005,330
Net income	—	—	195,484	—	—	—	195,484
Other comprehensive loss, net of tax	—	—	—	—	—	(7,053)	(7,053)
Purchase of treasury stock (39,365,145 shares)	—	—	—	(475,946)	—	—	(475,946)
Treasury stock allocated to restricted stock plan (2,360,919 shares)	—	(29,321)	31	29,290	—	—	—
Compensation cost for stock options and restricted stock	—	19,968	—	—	—	—	19,968
Exercise of stock options	—	(573)	—	1,387	—	—	814
Restricted stock forfeitures (1,940,788 shares)	—	24,347	(1,456)	(22,891)	—	—	—
Cash dividend paid ($0.44 per common share)	—	—	(122,163)	—	—	—	(122,163)
ESOP shares allocated or committed to be released	—	2,318	—	—	3,198	—	5,516
Balance at December 31, 2019	3,591	2,820,837	1,245,793	(1,352,910)	(76,739)	(18,622)	2,621,950
Cumulative effect of adopting ASU No. 2016-13	—	—	(8,491)	—	—	—	(8,491)
Balance at January 1, 2020	3,591	2,820,837	1,237,302	(1,352,910)	(76,739)	(18,622)	2,613,459
Net income	—	—	221,580	—	—	—	221,580
Other comprehensive loss, net of tax	—	—	—	—	—	(21,394)	(21,394)
Common stock issued to finance acquisition	28	20,853	—	—	—	—	20,881
Purchase of treasury stock (2,377,814 shares)	—	—	—	(23,920)	—	—	(23,920)
Treasury stock allocated to restricted stock plan (91,249 shares)	—	(913)	(200)	1,113	—	—	—
Compensation cost for stock options and restricted stock	—	14,772	—	—	—	—	14,772
Restricted stock forfeitures (23,141 shares)	—	283	(4)	(279)	—	—	—
Cash dividend paid ($0.48 per common share)	—	—	(119,675)	—	—	—	(119,675)
ESOP shares allocated or committed to be released	—	1,103	—	—	3,197	—	4,300
Balance at December 31, 2020	3,619	2,856,935	1,339,003	(1,375,996)	(73,542)	(40,016)	2,710,003
Net income	—	—	313,333	—	—	—	313,333
Other comprehensive income, net of tax	—	—	—	—	—	33,723	33,723
Purchase of treasury stock (975,469 shares)	—	—	—	(12,124)	—	—	(12,124)
Treasury stock allocated to restricted stock plan (262,281 shares)	—	(3,487)	236	3,251	—	—	—
Compensation cost for stock options and restricted stock	—	14,314	—	—	—	—	14,314
Exercise of stock options	—	(161)	—	10,148	—	—	9,987
Restricted stock forfeitures (33,351 shares)	—	400	5	(405)	—	—	—
Cash dividend paid ($0.56 per common share)	—	—	(138,607)	—	—	—	(138,607)
ESOP shares allocated or committed to be released	—	4,102	—	—	3,697	—	7,799
Balance at December 31, 2021	$3,619	$2,872,103	$1,513,970	$(1,375,126)	$(69,845)	$(6,293)	2,938,428
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$313,333	221,580	195,484
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	22,113	19,072	25,484
Amortization of premiums and accretion of discounts on securities, net	9,418	11,468	9,251
Amortization of premiums and accretion of fees and costs on loans, net	(1,076)	1,151	(3,730)
Amortization of other intangible assets	1,311	1,471	1,520
Amortization of debt modification costs and premium on borrowings	2,248	2,225	1,186
Provision for credit losses	(48,676)	70,158	(1,000)
Loss from extinguishment of debt	10,159	24,098	—
Depreciation and amortization of office properties and equipment	21,614	21,350	19,579
(Gain) loss on securities, net	(506)	(406)	5,536
Mortgage loans originated for sale	(144,989)	(564,527)	(269,773)
Proceeds from mortgage loan sales	179,427	579,788	247,640
Gain on sales of mortgage loans, net	(4,891)	(15,822)	(3,590)
Gain on sale of other real estate owned	(86)	(1,054)	(1,145)
Gain on sale-leaseback transactions	—	(23,129)	—
Income on bank owned life insurance	(6,548)	(6,638)	(6,542)
Amortization of lease right-of-use assets	25,893	21,551	17,608
Decrease (increase) in accrued interest receivable	2,077	891	(1,812)
Deferred tax expense (benefit)	14,379	(34,190)	45,624
Decrease (increase) in other assets	116,830	(121,081)	(42,170)
(Decrease) increase in other liabilities	(17,250)	16,341	(78,496)
Net cash provided by operating activities	494,780	224,297	160,654
Cash flows from investing activities:
Purchases of loans receivable	(103,686)	(158,420)	(427,053)
Net (originations) payoffs of loans receivable	(1,481,130)	1,055,802	101,227
Proceeds from disposition of loans receivable	88,412	380,671	227,522
Gain on disposition of loans receivable	(2,020)	(404)	(1,755)
Gain on disposition of leased equipment	(3,380)	(2,086)	(5,698)
Net proceeds from sale of other real estate owned	1,421	7,393	6,498
Proceeds from sales of equity securities	33,983	—	—
Proceeds from principal repayments/calls/maturities of debt securities available for sale	960,934	1,020,929	492,419
Proceeds from sales of debt securities available for sale	8,171	—	399,435
Proceeds from principal repayments/calls/maturities of debt securities held to maturity	302,881	278,532	251,574
Purchases of equity securities	(6,068)	(29,705)	(96)
Purchases of debt securities available for sale	(666,822)	(1,005,649)	(1,034,131)
Purchases of debt securities held to maturity	(647,881)	(372,712)	(238,670)
Proceeds from redemptions of Federal Home Loan Bank stock	89,575	182,182	303,245
Purchases of Federal Home Loan Bank stock	(106,226)	(74,171)	(310,230)
Purchases of office properties and equipment	(10,875)	(17,755)	(11,761)
Proceeds from sale of real estate property	—	49,970	—
Death benefit proceeds from bank owned life insurance	904	1,439	—
Cash received, net of cash consideration paid for acquisitions	391,640	7,274	—

Net cash (used in) provided by investing activities	(1,150,167)	1,323,290	(247,474)
Cash flows from financing activities:
Net increase in deposits	666,830	1,175,200	280,069
Repayments of principal under finance leases	(1,588)	(1,579)	(2)
Funds borrowed under other repurchase agreements	—	—	197,584
Net proceeds (repayments) of borrowed funds	837,000	(1,548,397)	192,660
Payments related to extinguishment of debt	(610,159)	(1,024,098)	—
Net increase (decrease) in advance payments by borrowers for taxes and insurance	21,606	(9,601)	(8,172)
Dividends paid	(138,607)	(119,675)	(122,163)
Exercise of stock options	9,987	—	814
Purchase of treasury stock	(12,124)	(23,920)	(475,946)
Net cash provided by (used in) financing activities	772,945	(1,552,070)	64,844
Net increase (decrease) in cash and cash equivalents	117,558	(4,483)	(21,976)
Cash and cash equivalents at beginning of period	170,432	174,915	196,891
Cash and cash equivalents at end of period	$287,990	170,432	174,915
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure and other assets repossessed	$344	1,050	12,567
Other repossessed assets transferred to active leases	3,242	$—	$—
Cash paid during the year for:
Interest	150,612	268,284	390,359
Income taxes	110,025	88,450	36,146
Significant non-cash transactions
Debt securities transferred from held-to-maturity to available-for-sale	—	—	393,359
Loans transferred to held-for-sale portfolio	—	—	28,373
Investment in low income housing tax credit	10,000	—	10,000
Right-of-use assets obtained in exchange for new lease liabilities	16,372	43,062	2,996
Acquisitions:
Non-cash assets acquired:
Debt securities available-for-sale	—	51,524	—
Debt securities held to maturity	—	8,402	—
Loans receivable, net	212,538	443,499	—
Office properties and equipment, net	364	485	—
Accrued interest receivable	1,008	1,283	—
Right of use assets - leases	9,310	3,697	—
Deferred tax asset	1,212	3,915	—
Intangible assets, net	25,291	14,491	—
Other assets	509	705	—
Total non-cash assets acquired	250,232	528,001	—
Liabilities assumed:
Deposits	632,389	489,881	—
Borrowed funds	—	14,851	—
Advance payment by borrowers	103	3,611	—
Other liabilities	9,380	6,051	—
Total liabilities assumed	641,872	514,394	—
Net non-cash (liabilities) assets acquired	(391,640)	13,607	—
Common stock issued for acquisitions	—	20,881	—
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Several accounting estimates are particularly significant and are susceptible to near-term change, including the allowance for credit losses, valuation of deferred tax assets, impairment judgments and fair value regarding securities, stock-based compensation and derivative instruments. These accounting estimates, which are included in the discussion below, involve a higher degree of complexity and subjectivity and require estimate and assumptions about highly uncertain matters.

Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the previous incurred loss methodology, which encompassed allowance for current known and inherent losses within the portfolio, with an expected loss methodology, which encompasses allowance for losses expected to be incurred over the life of the portfolio, referred to as the current expected credit loss (“CECL”) methodology. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 using a modified retrospective approach. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. At adoption, the Company increased its allowance for credit losses by $11.7 million, comprised of $12.7 million and $2.6 million, respectively, for unfunded commitments and held-to-maturity debt securities, partially offset by a decrease of $3.6 million for loans. Upon adoption the Company recorded a cumulative effect adjustment that reduced stockholders’ equity by $8.5 million net of an increase to deferred tax assets of $3.2 million. In connection with the adoption of ASC 326, the Company revised certain accounting policies and implemented certain accounting policy elections.

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
    Also included in loans receivable are direct finance leases which are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. At the inception of each lease, the Company records a residual value for the leased equipment based on its estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life. On at least an annual basis, the Company reviews the lease residuals for potential impairment.
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
Guidance on Non-TDR Loan Modifications due to COVID-19. The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). The Consolidated Appropriations Act of 2021 extended this provision of the CARES Act to January 1, 2022. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. Interest income has continued to be recognized over the contractual life of the loan. At December 31, 2021, loans with an aggregate outstanding balance of approximately $279.0 million were in COVID-19 related payment deferment and qualified for exemption from TDR classification.

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

Bank Owned Life Insurance

    Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the Consolidated Balance Sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the Consolidated Statements of Income and insurance proceeds received are generally recorded as a reduction of the carrying value. At December 31, 2021 and 2020, the carrying value is the cash surrender value of $229.4 million and $223.7 million, respectively.

Intangible Assets
    Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
    At December 31, 2021, the carrying amount of our goodwill totaled $116.2 million. In connection with our annual impairment assessment we performed a qualitative assessment of goodwill to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For the year ended December 31, 2021, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
    Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 20 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds its implied fair value.

Other Real Estate Owned and Other Repossessed Assets
    Properties and other assets acquired through foreclosure, deed in lieu of foreclosure or repossession are carried at estimated fair value, less estimated selling costs. The estimated fair value of real estate property and other repossessed assets is generally based on independent appraisals. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for credit losses. Thereafter, decreases in the property’s estimated fair value are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.

Borrowed Funds
    Our FHLB borrowings are advances collateralized by our residential and commercial mortgage portfolios. In addition, the Bank had uncommitted unsecured overnight borrowing lines with other institutions totaling $750.0 million, of which none was outstanding at December 31, 2021.
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

2. Stock Transactions
Stock Repurchase Programs
    On October 25, 2018, the Company announced its fourth share repurchase program, which authorized the purchase of 10% of its publicly-held outstanding shares of common stock, or 28,886,780 shares. The fourth program commenced immediately upon completion of the third program on December 10, 2018. This program has no expiration date and has 12,000,202 shares yet to be repurchased as of December 31, 2021.
    During the year ended December 31, 2021, the Company purchased 975,469 shares at a cost of $12.1 million, or approximately $12.43 per share. During the year ended December 31, 2020, the Company purchased 2,377,814 shares at a cost of $23.9 million, or approximately $10.06 per share. During the year ended December 31, 2019, the Company purchased 39,365,145 shares at a cost of $475.9 million, or approximately $12.09 per share. During December 2019, we entered into a purchase and sale agreement with Blue Harbour Group, L.P. (“Blue Harbour”), pursuant to which we purchased from Blue Harbour the 27,318,628 shares of our common stock beneficially owned by Blue Harbour, at a purchase price of $12.29 per share, representing aggregate consideration of approximately $335.7 million. This share repurchase was outside of, and did not count toward, our existing share repurchase program.
    For the years ended December 31, 2021, 2020 and 2019, shares repurchased include 350,469, 395,222 and 387,477 shares, respectively, purchased in connection with the vesting of shares of restricted stock under our 2015 Equity Incentive Plan and the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2015 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.
Cash Dividends
    Dividends paid for the years ended December 31, 2021, 2020 and 2019 were $0.56, $0.48 and $0.44, resulting in dividend payout ratios of 42%, 51% and 59%, respectively.

3.     Business Combinations
Citizens Financial Group, Inc. Merger Agreement
On July 28, 2021, Citizens Financial Group, Inc. (“Citizens”) and Investors Bancorp, Inc. (“Investors”) announced that they had entered into a definitive agreement and plan of merger under which Citizens will acquire all of the outstanding shares of Investors for a combination of stock and cash. Under the terms of the agreement and plan of merger, shareholders of Investors will receive 0.297 of a share of Citizens common stock and $1.46 in cash for each share of Investors they own. Following completion of the transaction, former shareholders of Investors will collectively own approximately 14% of the combined company. The implied total transaction value based on closing prices on July 27, 2021 was approximately $3.5 billion. The agreement and plan of merger has been unanimously approved by the boards of directors of each company. On November 19, 2021, Investors’ shareholders approved the planned merger with Citizens at a special meeting. Citizens and Investors are targeting a transaction close in the second quarter of 2022, subject to the receipt of required regulatory approvals and other customary closing conditions.
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
Loans. The estimated fair values of the loan portfolio generally consider adjustments for interest rate risk, required equity return, servicing costs, credit and liquidity risk. Level 3 inputs were utilized to determine the fair value of the acquired loan portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that market participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine fair value. The primary approach to determining the fair value of the loan portfolio was a discounted cash flow methodology that considered factors including the type of loan, underlying collateral, classification status or grade, interest rate structure (fixed or variable interest rate), and remaining term. For the non-credit component, loans were grouped together according to similar characteristics when applying the various valuations techniques. For the credit component, loans were also grouped based on whether they had more than insignificant deterioration in credit since origination (purchase credit deteriorated “PCD” as defined by ASC 326-20). The estimated lifetime loan losses were calculated based on an annual loss rate developed by using the historical annual average charge-off percentages for Mid- Atlantic institutions as a proxy for how a market participant acquirer would value the portfolio.
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
The acquisition was accounted for under the acquisition method of accounting as prescribed by FASB ASC 805, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of assets acquired, or $12.0 million, has been recorded as goodwill.
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

4. Securities
Equity Securities
    Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $8.2 million and $36.0 million as of December 31, 2021 and December 31, 2020, respectively. Realized gains and losses from sales of equity securities, as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income.

The following table presents the disaggregated net gains and losses on equity securities reported in the Consolidated Statements of Income:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Unrealized gains recognized on equity securities	$356	256	150
Net losses recognized on equity securities sold	(248)	—	—
Net gains recognized on equity securities	$108	256	150

Debt Securities
The following tables present the amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale debt securities and the amortized cost, net unrealized losses, carrying value, gross unrecognized gains and losses, estimated fair value and allowance for credit losses for held-to-maturity debt securities as of the dates indicated.

	At December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,434	152	—	3,586
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,242,073	13,979	6,009	1,250,043
Federal National Mortgage Association	1,022,851	18,076	6,591	1,034,336
Government National Mortgage Association	105,289	1,161	875	105,575
Total mortgage-backed securities available-for-sale	2,370,213	33,216	13,475	2,389,954
Total debt securities available-for-sale	$2,373,647	33,368	13,475	2,393,540

	At December 31, 2021
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$133,128	—	133,128	2,254	3,326	132,056
Municipal bonds	214,298	—	214,298	12,906	260	226,944
Corporate and other debt securities	140,795	12,621	128,174	36,035	279	163,930
Total debt securities held-to-maturity	488,221	12,621	475,600	51,195	3,865	522,930
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	478,684	30	478,654	4,158	5,069	477,743
Federal National Mortgage Association	620,026	72	619,954	11,519	2,694	628,779
Government National Mortgage Association	21,444	—	21,444	608	—	22,052
Total mortgage-backed securities held-to-maturity	1,120,154	102	1,120,052	16,285	7,763	1,128,574
Total debt securities held-to-maturity	$1,608,375	12,723	1,595,652	67,480	11,628	1,651,504
Allowance for credit losses			1,867
Total debt securities held-to-maturity, net of allowance for credit losses			1,593,785

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

Gross unrealized losses on debt securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020, were as follows:

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$413,182	5,409	18,017	600	431,199	6,009
Federal National Mortgage Association	315,762	5,721	119,547	870	435,309	6,591
Government National Mortgage Association	20,713	477	7,714	398	28,427	875
Total debt securities available-for-sale	749,657	11,607	145,278	1,868	894,935	13,475
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	62,529	2,074	26,068	1,252	88,597	3,326
Municipal bonds	16,623	260	—	—	16,623	260
Corporate and other debt securities	6,746	279	—	—	6,746	279
Total debt securities held-to-maturity	85,898	2,613	26,068	1,252	111,966	3,865
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	286,238	4,327	11,287	742	297,525	5,069
Federal National Mortgage Association	319,015	2,694	—	—	319,015	2,694
Total mortgage-backed securities held-to-maturity	605,253	7,021	11,287	742	616,540	7,763
Total debt securities held-to-maturity	691,151	9,634	37,355	1,994	728,506	11,628
Total	$1,440,808	21,241	182,633	3,862	1,623,441	25,103

	December 31, 2020
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$60,502	73	—	—	60,502	73
Federal National Mortgage Association	123,329	199	—	—	123,329	199
Government National Mortgage Association	9,062	33	—	—	9,062	33
Total debt securities available-for-sale	192,893	305	—	—	192,893	305
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	66,558	709	—	—	66,558	709
Corporate and other debt securities	15,038	885	—	—	15,038	885
Total debt securities held-to-maturity	81,596	1,594	—	—	81,596	1,594
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	40,013	266	—	—	40,013	266
Total debt securities held-to-maturity	121,609	1,860	—	—	121,609	1,860
Total	$314,502	2,165	—	—	314,502	2,165

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
The majority of our held-to-maturity debt securities portfolio is comprised of agency mortgage-backed securities. For agency (FNMA, FHLMC and GNMA) mortgage-backed securities, and other agency debt instruments, the expectation of non-payment is zero. The timely payment of principal and interest on FNMA and FHLMC securities is guaranteed by each corporation. As each of these corporations is in conservatorship with the federal government, the payment guarantees are considered implicit obligations of the US government. GNMA securities carry the full faith and credit guarantee of the federal government. Because of the existence of government guarantees of timely payment of principal and interest, expected losses on agency securities are assumed to be zero. Changes in the fair value of agency securities in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. At December 31, 2021, our held-to-maturity debt securities portfolio had an allowance for credit losses of $1.9 million. The allowance is related to non-agency corporate and other debt securities. The majority of the allowance is related to a portfolio of collateralized debt obligations backed by pooled TruPS, principally issued by banks and to a lesser extent insurance companies and real estate investment trusts. At December 31, 2021 the TruPS had a carrying value before allowance for credit losses and estimated fair value of $50.6 million and $83.1 million, respectively. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. Refer to Note 6, Allowance for Credit Losses, for additional information on the Company’s allowance for credit losses.
At December 31, 2021, the available-for-sale debt securities portfolio was almost entirely comprised of agency securities. As such, the unrealized losses in this portfolio are primarily driven by changes in interest rates and other non-credit related factors. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. At December 31, 2021, there is no allowance for credit losses related to the Company’s available-for-sale debt securities as the decline in fair value did not result from credit issues.
Debt securities with a carrying value before allowance for credit losses of $2.07 billion and an estimated fair value of $2.11 billion are pledged to secure borrowings and municipal deposits. The contractual maturities of the Bank’s mortgage-backed securities are generally less than 20 years with effective lives expected to be shorter due to prepayments. Expected maturities may differ from contractual maturities due to underlying loan prepayments or early call privileges of the issuer; therefore, mortgage-backed securities are not included in the following table. Excluding the allowance for credit losses, the amortized cost and estimated fair value of debt securities other than mortgage-backed securities at December 31, 2021, by contractual maturity, are shown below.

	December 31, 2021
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$9,988	9,996
Due after one year through five years	20,710	21,252
Due after five years through ten years	156,798	159,392
Due after ten years	288,104	332,290
Total	$475,600	522,930
Gains and Losses
    Gains and losses are determined using the specific identification method. The Company recognized net unrealized gains on equity securities of $356,000 for the year ended December 31, 2021. For the year ended December 31, 2021, the Company received proceeds of $34.0 million from the sale of equity securities which resulted in a net loss of $248,000 and received proceeds of $8.2 million from the sale of available-for-sale debt securities which resulted in gains of $398,000.

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
    With the assistance of a valuation specialist, the Company evaluated the credit and performance of each issuer underlying the Company’s pooled TruPS. Cash flows for each security were forecasted using assumptions for defaults, recoveries, pre-payments and amortization. At December 31, 2019, the Company deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the year ended December 31, 2019.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

For the Year Ended December 31,
2019

Balance of credit related OTTI, beginning of period	$80,595
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(3,530)
Reductions for securities sold or paid off during the period	—
Balance of credit related OTTI, end of period	$77,065

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

5. Loans Receivable, Net
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326)” that is referred to as the current expected credit loss methodology (“CECL”) for measuring credit losses. Refer to Note 6, Allowance for Credit Losses, for further details. All disclosures as of and for the years ended December 31, 2021 and December 31, 2020 are presented in accordance with Topic 326.
The detail of the loan portfolio as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Multi-family loans	$7,865,592	7,122,840
Commercial real estate loans	5,371,758	4,947,212
Commercial and industrial loans	4,113,792	3,575,641
Construction loans	550,950	404,367
Total commercial loans	17,902,092	16,050,060
Residential mortgage loans	3,929,170	4,119,894
Consumer and other loans	766,785	702,801
Total loans	22,598,047	20,872,755
Deferred fees, premiums and accretable purchase accounting adjustments, net	(14,754)	(9,318)
Allowance for credit losses	(240,681)	(282,986)
Net loans	$22,342,612	20,580,451

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

The following table presents the risk category of loans as of December 31, 2021 by class of loan and vintage year:

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
	(In thousands)
Multi-family
Pass	$2,409,672	951,908	458,618	879,180	512,459	1,552,631	6,594	6,771,062
Watch	28,312	6,071	93,352	122,476	41,999	210,354	3,194	505,758
Special mention	—	2,174	—	10,220	9,739	103,059	—	125,192
Substandard	—	27	5,026	24,052	21,210	412,768	497	463,580
Total Multi-family	2,437,984	960,180	556,996	1,035,928	585,407	2,278,812	10,285	7,865,592
Commercial real estate
Pass	1,156,647	474,555	597,068	545,065	438,298	1,239,557	19,386	4,470,576
Watch	90,490	69,595	64,470	130,374	64,212	122,454	3,757	545,352
Special mention	—	375	2,169	6,947	2,772	129,211	2,096	143,570
Substandard	—	—	—	26,307	14,231	171,722	—	212,260
Total Commercial real estate	1,247,137	544,525	663,707	708,693	519,513	1,662,944	25,239	5,371,758
Commercial and industrial
Pass	969,153	694,011	438,288	379,330	130,795	317,961	577,632	3,507,170
Watch	22,951	56,381	56,292	8,292	10,729	23,966	60,202	238,813
Special mention	—	15,104	135,591	47,263	10,372	65,438	1,465	275,233
Substandard	—	3,719	4,945	4,717	49,191	25,398	4,606	92,576
Total Commercial and industrial	992,104	769,215	635,116	439,602	201,087	432,763	643,905	4,113,792
Construction
Pass	101,463	138,719	29,113	—	—	—	222,253	491,548
Watch	1,727	—	3,327	—	—	—	—	5,054
Special mention	—	—	—	—	—	—	30,973	30,973
Substandard	—	—	—	23,375	—	—	—	23,375
Total Construction	103,190	138,719	32,440	23,375	—	—	253,226	550,950
Residential mortgage
Pass	1,256,451	494,796	257,048	241,621	303,567	1,313,943	—	3,867,426
Watch	—	—	756	3,398	4,795	9,366	—	18,315
Special mention	—	—	—	155	—	1,579	—	1,734
Substandard	—	—	1,641	1,497	427	38,042	88	41,695
Total residential mortgage	1,256,451	494,796	259,445	246,671	308,789	1,362,930	88	3,929,170
Consumer and other
Pass	9,508	5,402	3,932	4,383	9,333	41,860	686,852	761,270
Watch	—	—	—	—	328	570	3,132	4,030
Special mention	—	—	36	7	—	146	12	201
Substandard	—	—	—	—	68	854	362	1,284
Total Consumer and other	9,508	5,402	3,968	4,390	9,729	43,430	690,358	766,785
All classes
Pass	5,902,894	2,759,391	1,784,067	2,049,579	1,394,452	4,465,952	1,512,717	19,869,052
Watch	143,480	132,047	218,197	264,540	122,063	366,710	70,285	1,317,322
Special mention	—	17,653	137,796	64,592	22,883	299,433	34,546	576,903
Substandard	—	3,746	11,612	79,948	85,127	648,784	5,553	834,770
Total loans	$6,046,374	2,912,837	2,151,672	2,458,659	1,624,525	5,780,879	1,623,101	22,598,047

The following table presents the risk category of loans as of December 31, 2020 by class of loan and vintage year:

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(In thousands)
Multi-family
Pass	1,002,259	515,446	912,910	601,440	850,781	1,199,133	6,986	5,088,955
Watch	21,366	153,404	374,363	135,348	299,413	220,668	—	1,204,562
Special mention	4,560	—	86,119	32,506	48,020	205,916	—	377,121
Substandard	—	7,285	8,436	17,580	139,975	277,535	1,391	452,202
Total Multi-family	1,028,185	676,135	1,381,828	786,874	1,338,189	1,903,252	8,377	7,122,840
Commercial real estate
Pass	529,244	684,807	646,708	461,097	495,822	1,081,512	32,509	3,931,699
Watch	87,137	132,932	117,598	74,379	61,794	165,702	3,428	642,970
Special mention	375	6,988	5,279	13,295	51,880	71,745	250	149,812
Substandard	—	—	8,212	40,024	29,488	144,758	249	222,731
Total Commercial real estate	616,756	824,727	777,797	588,795	638,984	1,463,717	36,436	4,947,212
Commercial and industrial
Pass	1,007,949	619,275	328,917	156,596	176,557	348,278	203,302	2,840,874
Watch	49,208	115,888	43,791	48,230	28,708	34,697	31,931	352,453
Special mention	16,813	111,399	48,887	14,770	14,102	76,554	798	283,323
Substandard	—	6,128	8,236	42,297	4,341	22,707	15,282	98,991
Total Commercial and industrial	1,073,970	852,690	429,831	261,893	223,708	482,236	251,313	3,575,641
Construction
Pass	85,915	58,041	23,375	—	—	—	197,437	364,768
Watch	6,891	5,350	—	—	—	—	—	12,241
Special mention	—	—	15,228	—	—	—	—	15,228
Substandard	—	—	—	—	—	—	12,130	12,130
Total Construction	92,806	63,391	38,603	—	—	—	209,567	404,367
Residential mortgage
Pass	556,761	450,363	425,617	530,676	407,201	1,601,457	—	3,972,075
Watch	809	12,929	13,465	14,704	8,517	44,299	—	94,723
Special mention	—	—	584	—	—	3,402	—	3,986
Substandard	—	1,523	1,972	1,336	246	43,936	97	49,110
Total residential mortgage	557,570	464,815	441,638	546,716	415,964	1,693,094	97	4,119,894
Consumer and other
Pass	5,031	6,853	5,693	7,448	6,692	57,103	601,481	690,301
Watch	—	39	137	56	156	440	7,655	8,483
Special mention	—	—	—	—	—	292	1,184	1,476
Substandard	—	—	—	—	—	1,796	745	2,541
Total Consumer and other	5,031	6,892	5,830	7,504	6,848	59,631	611,065	702,801
All classes
Pass	3,187,159	2,334,785	2,343,220	1,757,257	1,937,053	4,287,483	1,041,715	16,888,672
Watch	165,411	420,542	549,354	272,717	398,588	465,806	43,014	2,315,432
Special mention	21,748	118,387	156,097	60,571	114,002	357,909	2,232	830,946
Substandard	—	14,936	26,856	101,237	174,050	490,732	29,894	837,705
Total loans	$3,374,318	2,888,650	3,075,527	2,191,782	2,623,693	5,601,930	1,116,855	20,872,755

Delinquent and Non-Accrual Loans
In the absence of other intervening factors, loans on active payment deferral status related to COVID-19 are not reported as past due or placed on non-accrual status in accordance with the CARES Act and Interagency Guidance.
The following tables present the payment status of the recorded investment in past due loans as of December 31, 2021 and December 31, 2020 by class of loans:

	December 31, 2021
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$14,050	3,013	18,600	35,663	7,829,929	7,865,592
Commercial real estate	15,579	1,751	2,806	20,136	5,351,622	5,371,758
Commercial and industrial	21,304	133	2,175	23,612	4,090,180	4,113,792
Construction	—	—	—	—	550,950	550,950
Total commercial loans	50,933	4,897	23,581	79,411	17,822,681	17,902,092
Residential mortgage	9,624	2,624	25,521	37,769	3,891,401	3,929,170
Consumer and other	3,579	201	822	4,602	762,183	766,785
Total	$64,136	7,722	49,924	121,782	22,476,265	22,598,047

	December 31, 2020
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Commercial loans:
Multi-family	$7,421	—	32,884	40,305	7,082,535	7,122,840
Commercial real estate	12,805	2,450	6,356	21,611	4,925,601	4,947,212
Commercial and industrial	986	3,116	1,769	5,871	3,569,770	3,575,641
Construction	—	—	—	—	404,367	404,367
Total commercial loans	21,212	5,566	41,009	67,787	15,982,273	16,050,060
Residential mortgage	13,768	4,258	29,124	47,150	4,072,744	4,119,894
Consumer and other	5,645	1,476	1,984	9,105	693,696	702,801
Total	$40,625	11,300	72,117	124,042	20,748,713	20,872,755

The following table presents non-accrual loans at the dates indicated:

	December 31, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Multi-family	13	$55,276	15	$35,567
Commercial real estate	19	8,269	29	15,894
Commercial and industrial	15	3,329	21	9,212
Construction	—	—	—	—
Total commercial loans	47	66,874	65	60,673
Residential mortgage and consumer	216	38,310	246	46,452
Total non-accrual loans	263	$105,184	311	$107,125

The increase in commercial non-accrual loans for the year ended December 31, 2021 was driven by a previously disclosed multi-family potential problem loan that was restructured and classified as a troubled debt restructuring. The Company recognized $1.0 million of interest income on non-accrual loans during the year ended December 31, 2021.

Individually Evaluated Loans
Loans which do not share common risk characteristics with other loans are individually evaluated as part of the process of calculating the allowance for credit losses. The evaluation is determined on an individual basis using the present value of expected cash flows or the fair value of the collateral as of the reporting date. When management determines that the fair value of collateral securing a collateral dependent loan inadequately covers the balance of net principal, the net principal balance is written down to the fair value of the collateral, net of estimated selling costs as applicable, rather than assigning an allowance. See Note 16, Fair Value Measurements, for information regarding the valuation process for individually evaluated loans.

The following table presents individually evaluated loans by class of loans at the dates indicated:

	December 31, 2021			December 31, 2020
	Real Estate	Other	Total	Real Estate	Other	Total
	(Dollars in thousands)
Multi-family	$49,568	—	49,568	$31,484	—	31,484
Commercial real estate	4,306	—	4,306	8,758	—	8,758
Commercial and industrial	778	—	778	2,994	3,549	6,543
Construction	—	—	—	—	—	—
Total commercial loans	54,652	—	54,652	43,236	3,549	46,785
Residential mortgage and consumer	19,849	81	19,930	25,158	103	25,261
Total individually evaluated loans	$74,501	81	74,582	$68,394	3,652	72,046
For leases, the Company records a residual value of the equipment based on an estimate of the equipment’s value at the end of the lease. On at least an annual basis, the Company reviews the residual values of leased assets and assets off-lease and recognizes an impairment charge if the equipment’s current market value has declined below the estimated value. For the year ended December 31, 2019, the Company recorded an impairment charge of $2.6 million as the fair value of certain equipment decreased at a rate greater than originally projected. An additional impairment charge of $2.2 million was recorded on the same equipment class during the year ended December 31, 2020 given the extended downturn in the market for these assets. For the year ended December 31, 2021, the Company recognized an impairment charge of $150,000 on the value of equipment coming off lease. The Company subsequently sold the equipment in 2021, resulting in the realization of a nominal gain in non-interest income.

TDR Loans Included in Non-Accrual
Included in the non-accrual table above are TDR loans with no charge-offs whose payment status is current but the Company has classified as non-accrual as the loans have not maintained their current payment status for six consecutive months under the restructured terms and therefore do not meet the criteria for accrual status. As of December 31, 2021 and December 31, 2020, these loans are comprised of the following:

	December 31, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR with payment status current classified as non-accrual:
Commercial real estate	1	$2,543	3	$3,907
Residential mortgage and consumer	25	3,167	32	5,634
Total TDR with payment status current classified as non-accrual	26	$5,710	35	$9,541
The following table presents TDR loans which were also 30-89 days delinquent and classified as non-accrual at the dates indicated:

	December 31, 2021		December 31, 2020
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
TDR 30-89 days delinquent classified as non-accrual:
Commercial real estate	—	$—	1	$1,780
Residential mortgage and consumer	10	2,814	10	942
Total TDR 30-89 days delinquent classified as non-accrual	10	$2,814	11	$2,722
    The Company has no loans past due 90 days or more delinquent that are still accruing interest.
Guidance on Non-TDR Loan Modifications due to COVID-19
The Company implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that occurred after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). The Consolidated Appropriations Act of 2021 extended this provision of the CARES Act to January 1, 2022. In addition, for loans modified in response to the COVID-19 pandemic that did not meet the above criteria (e.g., current payment status at December 31, 2019), the Company applied the guidance included in an interagency statement issued by the bank regulatory agencies. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and non-accrual status have not been impacted during the deferral period. Interest income has continued to be recognized over the contractual life of the loan.
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
Substantially all of our TDR loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, principal deferral, an extension of the term of the loan, or a combination of these methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. Restructured loans remain on non-accrual status until payment is reasonably assured (generally six consecutive months of payments) and both principal and interest are deemed collectible.
Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we have worked with borrowers and granted certain modifications through programs related to COVID-19 relief. At December 31, 2021, loans with an aggregate outstanding balance of approximately $279.0 million have been granted payment deferment as a result of financial disruptions associated with the COVID-19 pandemic. Such modifications that met the criteria are not included in our TDR totals and discussion below.

The following tables present the total TDR loans at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Multi-family	—	$—	1	$35,826	1	$35,826
Commercial real estate	—	—	3	4,306	3	4,306
Commercial and industrial	—	—	1	778	1	778
Total commercial loans	—	—	5	40,910	5	40,910
Residential mortgage and consumer	44	7,565	69	12,174	113	19,739
Total	44	$7,565	74	$53,084	118	$60,649

	December 31, 2020
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Commercial loans:
Commercial real estate	—	$—	4	$5,687	4	$5,687
Commercial and industrial	2	630	2	2,919	4	3,549
Total commercial loans	2	630	6	8,606	8	9,236
Residential mortgage and consumer	45	8,602	83	16,659	128	25,261
Total	47	$9,232	89	$25,265	136	$34,497

The following tables present information about TDRs that occurred during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021			2020
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	1	$37,671	$35,826	—	$—	$—
Commercial real estate	1	170	170	4	5,707	5,707
Commercial and industrial	1	795	783	1	933	933
Residential mortgage and consumer	4	226	226	7	1,813	1,813

    Post-modification recorded investment represents the net book balance immediately following modification.
Collateral dependent loans classified as TDRs were written down to the estimated fair value of the collateral. There were $2.0 million in charge-offs of TDRs of collateral dependent commercial loans, $12,000 in charge-offs of an unsecured commercial and industrial loan and $11,000 in charge offs for TDRs of collateral dependent residential loans during the year ended December 31, 2021. There were $163,000 in charge-offs for a TDR of an unsecured commercial and industrial loan and $159,000 in charge offs for TDRs of collateral dependent residential loans during the year ended December 31, 2020. The allowance for credit losses associated with the TDRs presented in the above tables totaled $1.5 million and $1.4 million at December 31, 2021 and 2020, respectively.
Loan modifications generally involve the reduction in loan interest rate, principal deferral, and/or extension of loan maturity dates and also may include step up interest rates in their modified terms which will impact their weighted average yield in the future. Two of the commercial loan modifications which qualified as TDRs in the year ended December 31, 2021 resulted from forbearance agreements. The multi-family TDR which qualified as a TDR for the year ended December 31, 2021 was a previously disclosed potential problem loan granted a deferral of payment due to circumstances related to COVID-19. The residential loan modifications which qualified as TDRs during the year ended December 31, 2021 had their maturity extended and/or interest rate reduced to current market terms.
Residential loans modified in the year ended December 31, 2020 and deemed to be TDRs were granted a payment deferral related to COVID-19 but did not meet the criteria to be excluded from TDR as described in Note 1, Summary of Significant Accounting Principles - Loans Receivable, Net - Guidance on Non-TDR Loan Modifications due to COVID-19. Three of the commercial loan modifications which qualified as a TDR in the year ended December 31, 2020 resulted from forbearance agreements. Two of the commercial loan modifications which qualified as a TDR in the year ended December 31, 2020 were loans which had already been on non-accrual status and were granted a deferral of payment due to circumstances related to COVID-19. Another commercial loan modification which qualified as a TDR in the first quarter of 2020 had its maturity extended.
The following tables present information about pre and post modification interest yield for TDRs which occurred during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021			2020
	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield	Number of Loans	Pre-modification Interest Yield	Post- modification Interest Yield

Multi-family	1	4.38%	4.38%	—	—%	—%
Commercial real estate	1	6.00%	6.00%	4	4.77%	4.77%
Commercial and industrial	1	4.94%	4.94%	1	4.75%	4.75%
Residential mortgage and consumer	4	6.82%	3.07%	7	5.94%	5.94%
    Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2021 consisted of 1 commercial real estate loan with a recorded investment of $166,000. Payment defaults for loans modified as a TDR in the previous 12 months to December 31, 2020 consisted of 1 commercial real estate loan and 5 residential loans with a recorded investment of $1.8 million and $1.2 million, respectively.
Loan Sales
During the year ended December 31, 2021, the Company sold three non-performing multi-family loans with a net book balance of $19.9 million. The Company recognized a recovery of $1.4 million in the allowance for credit losses on the sale of one of the loans. Also during the year ended December 31, 2021, the Company sold two non-performing commercial real estate loans with a net book balance of $1.6 million.
For the year ended December 31, 2021, the Company sold its interest in $17.8 million of leased equipment resulting in a gain on sale of $297,000, which is included in other income in the Consolidated Statements of Income. For the year ended December 31, 2020, the Company sold its interest in $21.6 million of leased equipment resulting in a gain on sale of $1.5 million, which is included in other income in the Consolidated Statements of Income.
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
An analysis of the provision for credit losses is summarized as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Provision for loan losses	$(43,843)	64,890
Provision for debt securities held-to-maturity	(1,397)	700
Provision for off-balance sheet credit exposures	(3,436)	4,568
Total provision for credit losses	$(48,676)	70,158

Allowance for Credit Losses on Loans Receivable
An analysis of the allowance for credit losses for loans receivable is summarized as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of the period	$282,986	228,120
Adjustment for adoption of ASC 326	—	(3,551)
Gross charge offs	(5,064)	(18,388)
Recoveries	5,605	7,735
Net charge-offs	541	(10,653)
Allowance at acquisition on loans purchased with credit deterioration	997	4,180
Provision for credit loss expense	(43,843)	64,890
Balance at end of the period	$240,681	282,986
Accrued interest receivable on loans, reported as a component of accrued interest receivable on the balance sheet, totaled $70.3 million and $69.6 million at December 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses. During the years ended December 31, 2021 and December 31, 2020, loans in payment deferral with accrued interest and deferred escrow are included in credit losses.

    The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The lifetime estimate considers multiple economic scenarios, including recessionary scenarios that assume deterioration in key economic variables such as gross domestic product, unemployment rate and real estate prices. The Company assesses the selection and probability weightings of each economic scenario. In estimating the allowance for credit losses, multiple economic outlooks are used that include a base or consensus case, a downside recessionary case and an upside scenario to reflect the potential for continued improvement in the economic outlook.  In addition, the allowance for credit losses includes qualitative reserves for certain segments that may not be fully recognized through its quantitative models.  There are still many unknowns including the duration of the impact of COVID-19 on the economy and the results of the government fiscal and monetary actions. The Company will continue to evaluate the allowance for credit losses and the related economic outlook each quarter.

The following tables present the balance in the allowance for credit losses for loans by portfolio segment as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance as of December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986
Charge-offs	(2,593)	(322)	(1,206)	—	(540)	(403)	—	(5,064)
Recoveries	1,977	447	1,592	—	1,469	120	—	5,605
Allowance at acquisition on loans purchased with credit deterioration	149	730	17	46	41	14	—	997
Provision for credit loss expense	(16,918)	(35,587)	5,383	4,226	(1,257)	310	—	(43,843)
Ending balance-December 31, 2021	$39,346	81,186	85,113	11,539	19,654	3,843	—	240,681

	December 31, 2020
	Multi- Family Loans	Commercial Real Estate Loans	Commercial and Industrial Loans	Construction Loans	Residential Mortgage Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance-December 31, 2019	$74,099	50,925	74,396	6,816	17,391	2,548	1,945	228,120
Adjustment for adoption of ASC 326	(9,741)	(4,631)	(7,511)	(1,901)	20,089	2,089	(1,945)	(3,551)
Balance as of January 1, 2020	64,358	46,294	66,885	4,915	37,480	4,637	—	224,569
Charge-offs	(4,631)	(521)	(12,005)	—	(1,190)	(41)	—	(18,388)
Recoveries	1,965	412	4,459	—	677	222	—	7,735
Allowance at acquisition on loans purchased with credit deterioration	209	3,208	287	127	344	5	—	4,180
Provision for credit loss expense	(5,170)	66,525	19,701	2,225	(17,370)	(1,021)	—	64,890
Ending balance-December 31, 2020	$56,731	115,918	79,327	7,267	19,941	3,802	—	282,986

Allowance for Credit Losses on Debt Securities
An analysis of the allowance for credit losses for debt securities held-to-maturity is summarized as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of the period	$3,264	—
Impact of adopting ASC 326	—	2,564
Provision for credit losses	(1,397)	700
Balance at end of the period	$1,867	3,264
The following table presents the balance in the allowance for credit losses for debt securities held-to-maturity by portfolio segment as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	Municipal Bonds	Corporate and Other Debt Securities	Total	Municipal Bonds	Corporate and Other Debt Securities	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of the period	$34	3,230	3,264	—	—	—
Impact of adopting ASC 326	—	—	—	17	2,547	2,564
Provision for credit loss	(12)	(1,385)	(1,397)	17	683	700
Balance at end of the period	$22	1,845	1,867	34	3,230	3,264
Accrued interest receivable on debt securities held-to-maturity totaled $5.1 million and $5.2 million at December 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
An analysis of the allowance for credit losses for off-balance sheet credit exposures is as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of the period	$17,667	425
Impact of adopting ASC 326	—	12,674
Provision for credit losses	(3,436)	4,568
Balance at end of the period	$14,231	17,667

7. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2021	2020
	(In thousands)
Land	$10,142	10,731
Office buildings	37,486	44,895
Leasehold improvements	123,565	124,752
Furniture, fixtures and equipment	110,331	109,909
Construction in process	7,021	6,992
	288,545	297,279
Less accumulated depreciation and amortization	159,257	157,616
	$129,288	139,663
Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $21.6 million, $21.3 million and $19.6 million, respectively.

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
The following table presents the balance sheet information related to our operating leases:

	December 31,
	2021	2020
	(Dollars in thousands)
Operating lease right-of-use assets	$199,603	$199,981
Operating lease liabilities	212,678	212,559
Weighted average remaining lease term	8.5 years	9.4 years
Weighted average discount rate	2.40%	2.49%
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

The following table presents the components of total operating lease cost recognized in the Consolidated Statements of Income:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Included in office occupancy and equipment expense:
Operating lease cost	$29,986	$26,242	$25,245
Short-term lease cost	827	460	306
Variable lease cost	(2)	(2)	(1)
Included in other income:
Sublease income	209	253	268
The following table presents supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$29,540	$24,973	$24,497

Operating leases	25,683	46,758	2,996

Future minimum operating lease payments and reconciliation to operating lease liabilities at December 31, 2021:

December 31, 2021
(In thousands)
2022	$30,709
2023	29,746
2024	29,440
2025	28,786
2026	24,349
Thereafter	92,697
Total lease payments	235,727
Less: Imputed interest	(23,049)
Total operating lease liabilities	$212,678

The Company also has finance leases for certain equipment. The Company’s right-of-use assets and lease liabilities for finance leases were $798,000 and $813,000, respectively, at December 31, 2021. The finance lease right-of-use assets and finance lease liabilities are included within Other assets and Other liabilities, respectively, on the Consolidated Balance Sheet.

9. Goodwill and Other Intangible Assets
The following table summarizes goodwill and intangible assets at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Mortgage servicing rights	$9,403	10,957
Core deposit premiums	5,847	3,560
Other	515	581
Total other intangible assets	15,765	15,098
Goodwill	116,228	94,535
Goodwill and intangible assets	$131,993	109,633
For the years ended December 31, 2021 the increase in goodwill reflects the Berkshire Bank branch acquisition. See Note 3, Business Combinations.

The following table summarizes other intangible assets as of December 31, 2021 and December 31, 2020:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2021
Mortgage Servicing Rights	$14,684	(5,211)	(70)	9,403
Core Deposit Premiums	26,661	(20,814)	—	5,847
Other	850	(335)	—	515
Total other intangible assets	$42,195	(26,360)	(70)	15,765

December 31, 2020
Mortgage Servicing Rights	$17,559	(5,592)	(1,010)	10,957
Core Deposit Premiums	23,063	(19,503)	—	3,560
Other	1,150	(569)	—	581
Total other intangible assets	$41,772	(25,664)	(1,010)	15,098
    Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. The unpaid principal balance of these loans were $1.33 billion and $1.69 billion at December 31, 2021 and 2020, respectively, all of which relate to mortgage loans. At December 31, 2021 and 2020, the servicing asset, included in intangible assets, had an estimated fair value of $10.8 million and $11.2 million, respectively. At December 31, 2021, fair value was based on expected future cash flows considering a weighted average discount rate of 11.31%, a weighted average constant prepayment rate on mortgages of 12.78% and a weighted average life of 5.5 years. Based on an analysis of fair values as of December 31, 2021, the Company determined that a $70,000 valuation allowance for mortgage servicing rights was required, a decrease of approximately $900,000 from December 31, 2020. See Note 16, Fair Value Measurements, for additional details.
    Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the year ended December 31, 2021, the Company recorded $3.6 million in core deposit premiums resulting the Berkshire Bank branch acquisition. For the year ended December 31, 2020, the Company recorded $2.5 million in core deposit premiums resulting from the acquisition of Gold Coast.

The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2022	$351	$1,371	$57
2023	360	965	57
2024	370	656	57
2025	379	585	57
2026	382	529	57

10. Deposits
Deposits are summarized as follows:

	December 31,
	2021			2020
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Non-interest bearing:
Checking accounts	—%	$4,658,319	22.37%	—%	$3,663,073	18.76%
Interest-bearing:
Checking accounts	0.36%	7,270,634	34.91%	0.49%	6,043,393	30.95%
Money market deposits	0.31%	4,757,567	22.85%	0.42%	5,037,327	25.80%
Savings	0.24%	2,043,152	9.81%	0.48%	2,063,447	10.57%
Certificates of deposit	0.43%	2,094,966	10.06%	0.97%	2,718,179	13.92%
Total Deposits	0.26%	$20,824,638	100.00%	0.45%	$19,525,419	100.00%
Uninsured deposits are the portion of deposit accounts that exceed FDIC insurance limit. Total uninsured deposits were $10.77 billion and $9.51 billion at December 31, 2021 and December 31, 2020, respectively.

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2021	2020
	(In thousands)
Within one year	$1,788,084	2,386,850
One to two years	178,287	271,302
Two to three years	92,208	31,893
Three to four years	12,476	15,016
After four years	23,911	13,118
	$2,094,966	2,718,179

Interest expense on deposits consists of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Checking accounts	$27,488	42,014	84,698
Money market deposits	20,508	42,568	60,896
Savings	5,591	12,056	17,148
Certificates of deposit	14,318	58,951	99,115
Total	$67,905	155,589	261,857

11. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2021		2020
	Principal	Weighted Average Rate (1)	Principal	Weighted Average Rate (1)
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
Other brokers	$449,117	1.97%	$448,514	1.97%
Other borrowed funds:
FHLB advances	3,071,419	0.74%	2,662,574	1.20%
Subordinated debt (2)	14,502	6.50%	14,702	6.50%
Other	—	—%	170,000	0.13%
Total other borrowed funds	3,085,921	0.77%	2,847,276	1.17%
Total borrowed funds	$3,535,038	0.92%	$3,295,790	1.28%
(1) The weighted average interest rate excludes the effects of our derivative contracts. See Note 15, Derivatives and Hedging Activities.
(2) Subordinated debt was assumed in the acquisition of Gold Coast Bancorp in April 2020.
Borrowed funds had contractual scheduled maturities as follows:

	December 31,
	2021		2020
	Principal	Weighted Average Rate (1)	Principal	Weighted Average Rate (1)
	(Dollars in thousands)
Within one year	$2,350,000	0.36%	$1,513,000	0.33%
One to two years	497,448	2.12%	574,741	2.15%
Two to three years	673,088	1.90%	520,989	2.10%
Three to four years	—	—%	672,358	1.90%
Four to five years	—	—%	—	—%
After five years (2)	14,502	6.50%	14,702	6.50%
Total borrowed funds	$3,535,038	0.92%	$3,295,790	1.28%
(1) The weighted average interest rate excludes the effects of our derivative contracts. See Note 15, Derivatives and Hedging Activities.
(2) Borrowed funds maturing after five years are subordinated notes maturing in 2027 assumed in the acquisition of Gold Coast Bancorp in April 2020. Interest on the notes is fixed at a rate of 6.50% until September 2022, after which interest is floating until maturity.

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
The amortized cost and fair value of the underlying securities used as collateral for borrowings are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$474,621	471,506
Total amortized cost of collateral	$474,621	471,506
Fair value of collateral:
Mortgage-backed securities	$488,896	494,160
Total fair value of collateral	$488,896	494,160

    During the years ended December 31, 2021, 2020 and 2019, the maximum month-end balance of the repurchase agreements was $449.1 million, $548.0 million and $447.9 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2021, 2020 and 2019 was $448.8 million, $451.7 million and $369.0 million, respectively, and the average interest rate was 2.14%, 2.17% and 2.45%, respectively.
    At December 31, 2021, our borrowing capacity at the FHLB was $11.55 billion, of which the Company had outstanding borrowings of $7.14 billion, which included letters of credit totaling $4.06 billion. In addition, the Bank had access to unsecured overnight borrowings (Fed Funds) with other financial institutions totaling $750.0 million, of which none was outstanding at December 31, 2021.
In April 2020, we assumed $13.5 million of subordinated notes in the acquisition of Gold Coast Bancorp. The notes were originally issued in September 2017. Interest is payable in arrears at 6.50% on two fixed dates annually until September 2022, after which interest will be payable in arrears at 3-month LIBOR plus 4.55% on four fixed dates annually until maturity in October 2027.
During the year ended December 31, 2021, we prepaid $600.0 million of FHLB advances with an average interest rate of 2.13% and maturity dates from 2022 to 2023 at a total cost of $10.2 million. During the year ended December 31, 2020, we prepaid $1.20 billion of FHLB advances with an average interest rate of 1.47% and maturity dates from 2020 to 2022 and terminated $400.0 million of interest rate swaps with an average interest rate of 2.30% and maturity dates in 2022 and 2023 at a total cost of $24.1 million. Since the debt was not replaced upon extinguishment in either 2021 or 2020, the prepayment penalties were recognized in non-interest expense in our Consolidated Statement of Income.
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

12. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current tax expense:
Federal	$71,775	82,039	32,881
State	28,926	27,112	12,743
	100,701	109,151	45,624
Deferred tax (benefit) expense:
Federal	10,955	(25,104)	28,784
State	3,424	(9,086)	16,840
	14,379	(34,190)	45,624
Total income tax expense	$115,080	74,961	91,248

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
		(In thousands)
“Expected” federal income tax expense	$89,967	62,273	60,214
State tax, net	27,637	12,790	19,075
Impact of tax law changes	(1,240)	—	7,823
Tax exempt interest	(2,410)	(2,399)	(1,519)
Non-deductible FDIC premiums	1,132	1,169	1,229
Bank owned life insurance	(1,375)	(1,394)	(1,374)
Tax credits	(677)	(1,610)	—
Other	2,046	4,132	5,800
Total income tax expense	$115,080	74,961	91,248

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax asset:
Employee benefits	$27,716	29,754
Deferred compensation	412	480
Premises and equipment	2,002	3,926
Allowance for credit losses	66,127	84,018
Net unrealized loss on hedging activities	1,749	30,399
ESOP	4,866	4,123
Fair value adjustments related to acquisitions	8,946	11,527
Loan origination costs	8,475	8,004
State NOL	399	312
Other	5,703	1,393
Gross deferred tax asset	126,395	173,936
Deferred tax liability:
Mortgage servicing rights	2,640	3,034
Net unrealized gain on debt securities available-for-sale	645	14,018
Equipment financing	35,295	39,627
Other	564	452
Gross deferred tax liability	39,144	57,131
Net deferred tax asset	$87,251	116,805
    A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2021 and 2020, there was no valuation allowance.
    Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measures its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. In December 2019, a technical bulletin was issued by the State of New Jersey providing clarification on mandatory combined reporting, causing a remeasurement of the Company’s deferred tax balances. This remeasurement resulted in a decrease of $7.8 million to the deferred tax asset. In April 2021, New York State governor signed FY21-22 New York State budget legislation that increased the New York State corporate income tax rate from 6.5% to 7.25% causing a remeasurement of the Company’s deferred tax balances. The remeasurement resulted in an increase of $1.2 million to the deferred tax asset for the year ended December 31, 2021.
    Based upon projections of future taxable income and the ability to carry forward net operating losses indefinitely, management believes it is more likely than not the Company will realize the remaining deferred tax asset.
    Retained earnings at December 31, 2021 included approximately $45.2 million for which deferred income taxes of approximately $12.9 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
    The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2021 and 2020.

    The Company files income tax returns in the United States federal jurisdiction, New Jersey, New York and various other state jurisdictions. As of December 31, 2021, the Company is no longer subject to federal income tax examination for years prior to 2017. The Company and its affiliates are currently under audit by the New York State Department of Taxation and Finance and the New York City Department of Finance for tax years 2016 through 2018. Neither the Company nor its subsidiaries are currently under audit by any other state jurisdiction.

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
    The funded status (fair value of plan assets divided by funding target) as of July 1, 2021 and 2020 was 104.37% and 87.34%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2021.
    The Company’s contribution and pension cost was $7.3 million, $5.5 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company will contribute at least the minimum required under the Plan for the 2022 plan year. The Company’s accrued pension liability was $266,132 and $874,000 at December 31, 2021 and 2020, respectively.
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

The following table sets forth information regarding the SERP II and the Directors’ Plan:

	December 31,
	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$51,307	46,009
Interest cost	1,000	1,297
Loss (gain) due to change in mortality assumption	106	(451)
(Gain) loss due to change in discount rate	(2,203)	4,323
Loss due to demographic changes	1,081	813
Actuarial (gain) loss	(12)	205
Benefits paid	(870)	(889)
Benefit obligation at end of year	50,409	51,307
Funded status	$(50,409)	(51,307)
    The unfunded pension benefits of $50.4 million and $51.3 million at December 31, 2021 and 2020, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2021 and 2020, are summarized in the following table.

	December 31,
	2021	2020
	(In thousands)
Net actuarial loss	$10,182	11,777
Total amounts recognized in accumulated other comprehensive loss	$10,182	11,777
    The accumulated benefit obligation for the SERP II and the Directors’ Plan was $40.2 million and $39.5 million at December 31, 2021 and 2020, respectively. The measurement date for our SERP II and Directors’ Plan is December 31 for the years ended December 31, 2021 and 2020.
The weighted-average actuarial assumptions used in the plan determinations at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Discount rate	2.46%	2.01%
Rate of compensation increase	—%	—%
The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Interest cost	$1,000	1,297	1,588
Amortization of:
Net loss	567	1,195	—
Total net periodic benefit cost	$1,567	2,492	1,588
The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2021	2020	2019
Discount rate	2.01%	2.88%	3.99%
Rate of compensation increase	—%	—%	—%

Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2022	$3,026
2023	3,236
2024	3,202
2025	3,165
2026	3,125
2027 through 2031	16,160
401(k) Plan
    The Company has a 401(k) plan covering substantially all employees provided they meet the eligibility age requirement of age 21. For the years ended December 31, 2021, 2020 and 2019, the Company matched 50% of the first 8% contributed by the participants to the 401(k) plan. For the year ended December 31, 2021 and 2020, the 401(k) plan included no discretionary profit sharing contribution. For the year ended December 31, 2019, the 401(k) plan included a discretionary profit sharing contribution of 1% of eligible earnings for eligible employees. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019 were $4.1 million, $4.3 million and $3.6 million, respectively.
Employee Stock Ownership Plan
    The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. During the Company’s initial public stock offering in October 2005, the ESOP was authorized to purchase, and did purchase, 10,847,883 shares of the Company’s common stock at a price of $3.92 per share with the proceeds of a loan from the Company to the ESOP. In connection with the completion of the Company’s mutual to stock conversion on May 7, 2014, the ESOP purchased an additional 6,617,421 common shares of stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The outstanding loan principal balance at December 31, 2021 was $81.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge pro-rata for allocation to participants as loan payments are made.
    At December 31, 2021, shares allocated to participants were 7,117,934 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 10,347,370 at December 31, 2021 and had a fair value of $156.8 million. ESOP compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 was $4.5 million, $3.0 million and $5.1 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
    The SERP I also provides supplemental benefits to certain executives as designated by the Compensation and Benefits Committee of the Board who are prevented from receiving the full benefits contemplated by ESOP’s benefit formula due to the Internal Revenue Code. During the year ended December 31, 2021, compensation expense related to this plan amounted to $2.1 million. During the year ended December 31, 2020, the decline in our stock price resulted in a compensation benefit related to this plan amounted to $105,000. During the year ended December 31, 2019, compensation expense related to this plan amounted to $827,000.
Equity Incentive Plan
    At the annual meeting held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Plan”) which provides for the issuance or delivery of up to 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp, Inc. common stock.
    Restricted shares granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. Additionally, certain restricted shares awarded are performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of restricted stock may accelerate in accordance with the terms of the 2015 Plan. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the 2015 Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the year ended December 31, 2021, the Company granted 262,281 shares of restricted stock awards under the 2015 Plan.
    Stock options granted under the 2015 Plan vest in equal installments, over the service period generally ranging from 5 to 7 years beginning one year from the date of grant. The vesting of stock options may accelerate in accordance with the terms of the 2015 Plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the year ended December 31, 2021, the Company granted no stock options under the 2015 Plan.
    During the year ended December 31, 2020, the Compensation and Benefits Committee approved the issuance of 91,249 restricted stock awards and no stock options to certain officers under the 2015 Plan. During the year ended December 31, 2019, the Compensation and Benefits Committee approved the issuance of 2,360,919 restricted stock awards and 995,216 stock options to certain officers under the 2015 Plan inclusive of the Replacement Awards - refer to Shareholder Litigation Settlement below.
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
The following table presents the share-based compensation expense for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Stock option expense	$3,707	3,869	5,935
Restricted stock expense	10,607	10,896	14,026
Total share-based compensation expense (1)	$14,314	14,765	19,961
(1) Included in share-based compensation expense for the year ended December 31, 2019 was $2.0 million of accelerated stock compensation expense resulting from the settlement of shareholder litigation during 2019. For additional information about the settlement, refer to Shareholder Litigation Settlement below.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2021 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,974,235	$12.44
Granted	262,281	13.29
Vested	(807,337)	12.36
Forfeited	(33,351)	12.00
Outstanding and non-vested at December 31, 2021	1,395,828	$12.39
    Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2021 is $10.2 million over a weighted average period of 2.03 years.
The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,570,858	$12.46	4.5	$191
Granted	—	—
Exercised	(814,592)	12.26
Forfeited	(66,439)	12.54
Expired	—	—
Outstanding at December 31, 2021	4,689,827	$12.49	3.6	$12,460
Exercisable at December 31, 2021	3,804,164	$12.49	3.5	$10,138

    Expected future expense relating to the non-vested options outstanding as of December 31, 2021 is $1.9 million over a weighted average period of 0.33 years.

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
At December 31, 2021, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. See Note 8, Leases, for further details on rental commitments.
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
At December 31, 2021, the Company had commitments to originate total commercial loans of $305.1 million. Additionally, the Company had commitments to originate residential loans of approximately $81.2 million, and the Company had commitments to correspondent banks to purchase residential loans of $13.1 million as of December 31, 2021. Unused home equity lines of credit and undisbursed business and construction lines totaled approximately $2.08 billion at December 31, 2021. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
Our portfolio contains interest-only and no income verification mortgage loans. We have not originated residential mortgage loans without verifying income in recent years. At December 31, 2021 and 2020, these loans totaled $81.3 million and $109.0 million. At December 31, 2021 and 2020, interest-only residential and consumer loans totaled $20.0 million and $32.1 million, respectively, which represented less than 1% of the residential and consumer portfolios. Although it is not a standard product offering for commercial real estate and multi-family loans, we originate interest-only in addition to amortizing loans in these segments. As of December 31, 2021 and 2020, interest-only loans in these segments totaled $2.56 billion and $1.25 billion, respectively. As part of its underwriting, these loans are evaluated as fully amortizing for risk classification purposes, with the interest-only period generally ranging from one year to ten years. In addition, the Company evaluates its policy limits on a regular basis. We believe these criteria adequately control the potential risks of such loans and that adequate provisions for loan losses are provided for all known and inherent risks. At the request of commercial borrowers experiencing financial difficulty resulting from the pandemic, we temporarily deferred the payment of principal and/or interest for an agreed-upon period of time. As of December 31, 2021, there were approximately $267 million of commercial loans not included in the amount of interest-only loans disclosed in this section.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that the Company is found to be in breach of these representations and warranties, it may be obligated to repurchase certain of these loans.
The Company has entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings and loans. During the year ended December 31, 2021, such derivatives were used (i) to hedge the variability in cash flows associated with borrowings and (ii) to hedge changes in the fair value of certain pools of prepayable fixed-rate assets. These derivatives had an aggregate notional amount of $3.48 billion as of December 31, 2021. The fair value of derivatives designated as hedging activities as of December 31, 2021 was an asset of $508,000, inclusive of accrued interest and variation margin posted in accordance with the Chicago Mercantile Exchange. During the year ended December 31, 2020, the Company terminated two interest rate swaps with an aggregate notional amount of $475.0 million which had been used to hedge changes in the fair value of certain pools of prepayable fixed- and adjustable-rate assets. Also during the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million which had been used to hedge the variability in cash flows associated with wholesale funding.
The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements which are, therefore, not used to manage interest rate risk in the Company’s assets or liabilities. Additionally, the Company provides interest rate risk management services to commercial customers, primarily interest rate swaps. The fair value of the derivatives resulting from participations in interest rate swaps provided to lenders was a liability of $160,000 as of December 31, 2021. The fair value of the derivatives resulting from customer interest rate risk management services was an asset of $8.2 million as of December 31, 2021; however, not all of the derivatives resulting from customer interest rate risk management services were cleared through a clearing agent, for which we have recorded an asset of $360,000 as a result.
In connection with its mortgage banking activities, the Company may have certain freestanding derivative instruments. At December 31, 2021, the Company had no commitments to fund loans to be classified as held-for-sale. Such commitments would have a like amount of commitments to sell loans, which would be considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company had no commitments to sell loans at December 31, 2021. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, the Company would have to perform under the guarantee. Outstanding standby letters of credit totaled $45.2 million at December 31, 2021. The fair values of these obligations were immaterial at December 31, 2021. At December 31, 2021, the Company had no commercial letters of credit outstanding.
Other Commitments
During the years ended December 31, 2021 and 2019, the Company invested $10.0 million in a low income housing tax credit program that qualifies for community reinvestment tax credits. There was no investment in a program during the year ended December 31, 2020. Commitments related to the tax credit investments are payable on demand and are recorded in other liabilities on our Consolidated Balance Sheets. Total commitments related to tax credit investments were $11.5 million and $5.5 million as of December 31, 2021 and 2020, respectively.

15. Derivatives and Hedging Activities
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

Cash Flow Hedges of Interest Rate Risk
    The Company’s objectives in using interest rate derivatives are primarily to reduce cost and add stability to interest expense in an effort to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variability in cash flows associated with wholesale funding. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of thirteen months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
During the year ended December 31, 2020, the Company terminated four interest rate swaps with an aggregate notional of $400.0 million. Upon termination, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
    Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $29.9 million will be reclassified as an increase to interest expense.

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

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)	(In thousands)	(in millions)	(In thousands)
Derivatives designated as hedging instruments:
Interest Rate Swaps	$1,400	$39,248	$2,075	$49,875
Total derivatives designated as hedging instruments		$39,248		$49,875
Derivatives not designated as hedging instruments:
Interest Rate Swaps	$973	$25,977	$973	$25,977
Other Contracts	—	—	51	160
Total derivatives not designated as hedging instruments		$25,977		$26,137
Netting Adjustments (1)		46,913		66,613
Net Derivatives on the Balance Sheet		$18,312		$9,399
Cash Collateral (2)		—		—
Net Derivative Amounts		$18,312		$9,399
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

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The following table presents the effect of the Company’s derivative financial instruments on the Accumulated Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
	(In thousands)
Cash Flow Hedges - Interest rate swaps
Amount of gain (loss) recognized in other comprehensive income (loss)	$59,534	$(111,851)
Amount of loss reclassified from accumulated other comprehensive income (loss) to interest expense	(42,386)	(31,770)
Amount of loss reclassified from accumulated other comprehensive income (loss) to other expense	—	(14,192)

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2021 and 2020.

		Years Ended December 31,
		2021	2020
The effects of fair value and cash flow hedging:	Income statement location	(In thousands)
Fair Value Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Hedged items	Interest income	$(1,635)	$4,529
Derivatives designated as hedging instruments (1)	Interest income	1,599	(7,734)
Cash Flow Hedges - Gain or (loss) on relationships in Subtopic 815-20
Interest contracts
Amount of loss reclassified from accumulated other comprehensive income (loss)	Interest expense	(42,386)	(31,770)
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) as a result that a forecasted transaction is no longer probable of occurring	Other expense	—	(14,192)
Total amounts of income and expense line items presented in the income statement in which the effects of fair value are recorded		$(42,422)	$(49,167)

(1) The amount includes reclassification of ineffectiveness and pre-tax gains on fair value hedging relationships which have been terminated.

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $8.4 million and $8.5 million for the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Balance sheet location	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Loans receivable, net (1)	$148,365	$—	$2,997	$8,798
(1) At December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $361.0 million; the cumulative basis adjustments associated with these hedging relationships was $3.0 million; and the amounts of the designated hedged items were $148.4 million.
(1) The balance of Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities) as of December 31, 2021 represents $4.6 million of hedging adjustment on discontinued hedging relationships.

Location and Amount of Gain or (Loss) Recognized in Income on Derivatives Not Designated as Hedging Instruments
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2021:

	Consolidated Statements of Income location	Amount of Gain (Loss) Recognized in Income on Derivative
		Years Ended December 31,
		2021	2020
		(In thousands)
Other Contracts	Other income / (expense)	$186	126
Total		$186	126

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

The following tables present our assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy at December 31, 2021 and December 31, 2020.

	At December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$8,194	8,194	—	—
Debt securities available for sale:
Debt securities:
Government-sponsored enterprises	$3,586	—	3,586	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,250,043	—	1,250,043	—
Federal National Mortgage Association	1,034,336	—	1,034,336	—
Government National Mortgage Association	105,575	—	105,575	—
Total debt securities available-for-sale	$2,393,540	—	2,393,540	—
Interest rate swaps	$18,312	—	18,312	—
Liabilities:
Derivatives:
Interest rate swaps	$9,239	—	9,239	—
Other contracts	160	—	160	—
Total derivatives	$9,399	—	9,399	—

	At December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities	$36,000	36,000	—	—
Debt securities available for sale:
Debt securities:
Government-sponsored enterprises	4,482	—	4,482	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,317,052	—	1,317,052	—
Federal National Mortgage Association	1,205,426	—	1,205,426	—
Government National Mortgage Association	231,477	—	231,477	—
Total debt securities available-for-sale	$2,758,437	—	2,758,437	—
Interest rate swaps	$34,577	—	34,577	—
Liabilities:
Derivatives:
Interest rate swaps	$275	—	275	—
Other contracts	217	—	217	—
Total derivatives	$492	—	492	—
    There have been no changes in the methodologies used at December 31, 2021 from December 31, 2020, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2021.
    There were no Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2021 and December 31, 2020.

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, Net
    Mortgage servicing rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2021, the fair value model used prepayment speeds ranging from 5.24% to 25.08% and a discount rate of 11.31% for the valuation of the mortgage servicing rights. At December 31, 2020, the fair value model used prepayment speeds ranging from 14.46% to 23.58% and a discount rate of 12.03% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Individually Evaluated Loans
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
The following tables provide the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis that have changed for the periods ended December 31, 2021 and December 31, 2020. For the three months ended December 31, 2021 there was no change to the carrying value of other real estate owned, individually evaluated loans or operating lease equipment. For the three months ended December 31, 2020, there was no change to the carrying value of other real estate owned or individually evaluated loans.

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2021
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	5.2%	25.1%	12.78%	$7,846	—	—	7,846
						$7,846	—	—	7,846

Security Type	Valuation Technique	Unobservable Input	Range		Weighted Average Input	Carrying Value at December 31, 2020
			Minimum	Maximum		Total	Level 1	Level 2	Level 3
						(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	14.5%	23.6%	17.76%	$10,663	—	—	10,663
Operating lease equipment	Market comparable	Lack of marketability	—%	10.4%	10.41%	15,007	—	—	15,007
						$25,670	—	—	25,670
Other Fair Value Disclosures
    Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.

Cash and Cash Equivalents
    For cash, short-term U.S. Treasury securities and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity, net
    Our debt securities held-to-maturity portfolio, consisting primarily of agency mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost less any allowance for credit losses. The fair values for the majority of debt securities held-to-maturity are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities (Level 2). Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, a quarterly analysis of the prices received from the pricing service is performed to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and the review of the fair value methodology documentation provided by the independent pricing services has not resulted in material adjustments in the prices obtained from the pricing services. For certain held-to-maturity debt securities that trade in illiquid markets, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to forecasted cash flows, discount rates, required rate of return, adjustments for nonperformance and liquidity, and liquidation values (Level 3).

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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2021
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$287,990	287,990	287,990	—	—
Equities	8,194	8,194	8,194	—	—
Debt securities available-for-sale	2,393,540	2,393,540	—	2,393,540	—
Debt securities held-to-maturity, net	1,593,785	1,651,504	—	1,568,380	83,124
FHLB stock	176,480	176,480	176,480	—	—
Loans held for sale	809	809	—	809	—
Net loans	22,342,612	22,461,134	—	—	22,461,134
Derivative financial instruments	18,312	18,312	—	18,312	—
Financial liabilities:
Deposits, other than time deposits	$18,729,672	18,729,672	18,729,672	—	—
Time deposits	2,094,966	2,091,046	—	2,091,046	—
Borrowed funds	3,535,038	3,558,356	—	3,558,356	—
Derivative financial instruments	9,399	9,399	—	9,399	—

	December 31, 2020
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$170,432	170,432	170,432	—	—
Equities	36,000	36,000	36,000	—	—
Debt securities available-for-sale	2,758,437	2,758,437	—	2,758,437	—
Debt securities held-to-maturity, net	1,247,853	1,320,872	—	1,253,566	67,306
FHLB stock	159,829	159,829	159,829	—	—
Loans held for sale	30,357	30,357	—	30,357	—
Net loans	20,580,451	20,787,917	—	—	20,787,917
Derivative financial instruments	34,577	34,577	—	34,577	—
Financial liabilities:
Deposits, other than time deposits	$16,807,240	16,807,240	16,807,240	—	—
Time deposits	2,718,179	2,726,230	—	2,726,230	—
Borrowed funds	3,295,790	3,367,491	—	3,367,491	—
Derivative financial instruments	492	492	—	492	—

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
    Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios of Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital (as defined in the regulations). In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements, consistent with the Reform Act and the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III capital standards. The Common equity tier 1 risk-based ratio and changes to the calculation of risk-weighted assets became effective for the Bank and Company on January 1, 2015. The required minimum Conservation Buffer commenced on January 1, 2016 at 0.625% and increased in annual increments to 2.5% on January 1, 2019. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. As of December 31, 2021, the Company and the Bank met the currently applicable Conservation Buffer of 2.5%.
    As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Company must maintain minimum Tier 1 leverage ratio, Common equity tier 1 risk-based, Tier 1 risk-based capital and Total risk-based capital as set forth in the tables. There are no conditions or events since that notification that management believes have changed the Bank and the Company’s category.

    The following is a summary of the Bank and the Company’s actual capital amounts and ratios as of December 31, 2021 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021 (1)
Bank:
Tier 1 Leverage Ratio	$2,494,982	8.99%	$1,109,641	4.00%	$1,387,051	5.00%
Common Equity Tier 1 risk-based	2,494,982	11.31%	1,544,162	7.00%	1,433,864	6.50%
Tier 1 Risk-Based Capital	2,494,982	11.31%	1,875,053	8.50%	1,764,756	8.00%
Total Risk-Based Capital	2,739,106	12.42%	2,316,242	10.50%	2,205,945	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$2,834,720	10.20%	$1,111,822	4.00%	n/a	n/a
Common Equity Tier 1 risk-based	2,834,720	12.82%	1,547,928	7.00%	n/a	n/a
Tier 1 Risk-Based Capital	2,834,720	12.82%	1,879,627	8.50%	n/a	n/a
Total Risk-Based Capital	3,092,372	13.98%	2,321,892	10.50%	n/a	n/a

	Actual		Minimum Capital Requirement with Conservation Buffer		To be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020 (1)
Bank:
Tier 1 Leverage Ratio	$2,391,126	9.08%	$1,053,636	4.00%	$1,317,045	5.00%
Common Equity Tier 1 risk-based	2,391,126	11.72%	1,428,527	7.00%	1,326,489	6.50%
Tier 1 Risk-Based Capital	2,391,126	11.72%	1,734,640	8.50%	1,632,602	8.00%
Total Risk-Based Capital	2,646,520	12.97%	2,142,790	10.50%	2,040,753	10.00%

Investors Bancorp, Inc:
Tier 1 Leverage Ratio	$2,674,590	10.14%	$1,054,677	4.00%	n/a	n/a
Common Equity Tier 1 risk-based	2,674,590	13.07%	1,432,164	7.00%	n/a	n/a
Tier 1 Risk-Based Capital	2,674,590	13.07%	1,739,056	8.50%	n/a	n/a
Total Risk-Based Capital	2,944,128	14.39%	2,148,246	10.50%	n/a	n/a
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

Balance Sheets

	December 31,
	2021	2020
	(In thousands)
Assets:
Cash and cash equivalents	$201,377	144,955
Equity securities	3,100	30,826
Debt securities held-to-maturity, net (estimated fair value of $20,494 and $25,203 at December 31, 2021 and 2020, respectively)	19,859	24,767
Investment in subsidiary	2,603,052	2,426,386
ESOP loan receivable	81,789	85,124
Other assets	47,995	36,661
Total Assets	$2,957,172	2,748,719
Liabilities and Stockholders’ Equity:
Total liabilities	$18,744	38,716
Total stockholders’ equity	2,938,428	2,710,003
Total Liabilities and Stockholders’ Equity	$2,957,172	2,748,719
Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income:
Interest on ESOP loan receivable	$2,767	4,140	4,889
Dividend from subsidiary	185,000	105,000	675,000
Interest on deposit with subsidiary	1	2	2
Interest and dividends on investments	373	249	424
Gain on securities, net	256	173	—
Other income	1,017	1,081	12
	189,414	110,645	680,327
Expenses:
Interest expense	673	741	193
Provision for credit losses	(92)	51	—
Other expenses	2,084	2,003	2,265
Income before income tax expense	186,749	107,850	677,869
Income tax expense	453	748	1,457
Income before undistributed earnings of subsidiary	186,296	107,102	676,412
Equity in undistributed earnings of subsidiary (dividend in excess of earnings)	127,037	114,478	(480,928)
Net income	$313,333	221,580	195,484

 Other Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$313,333	221,580	195,484
Total other comprehensive income	—	—	—
Total comprehensive income	$313,333	221,580	195,484

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$313,333	221,580	195,484
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiary) dividend in excess of earnings	(127,037)	(114,478)	480,928
Provision for credit losses	(92)	51	—
Gain on securities transactions, net	(256)	(173)	—
(Increase) decrease in other assets	(12,596)	8,811	11,362
(Decrease) increase in other liabilities	(12,504)	20,011	(2,906)
Net cash provided by operating activities	160,848	135,802	684,868
Cash flows from investing activities:
Cash consideration paid, net of cash consideration received for acquisition	—	(29,535)	—
Purchases of equity securities	(6,000)	(29,620)	—
Purchases of debt securities held-to-maturity	—	—	(20,000)
Proceeds from sales of equity securities	33,983	—	—
Proceeds from calls of debt securities held-to-maturity	5,000	—	—
Principal collected on ESOP loan	3,335	2,024	1,737
Net cash provided by (used in) investing activities	36,318	(57,131)	(18,263)
Cash flows from financing activities:
Loan to ESOP	—	—	(5,000)
Purchase of treasury stock	(12,124)	(23,920)	(475,946)
Exercise of stock options	—	—	813
Dividends paid	(138,607)	(119,675)	(122,163)
Other	9,987	—	—
Net cash used in financing activities	(140,744)	(143,595)	(602,296)
Net increase (decrease) in cash and cash equivalents	56,422	(64,924)	64,309
Cash and cash equivalents at beginning of year	144,955	209,879	145,570
Cash and cash equivalents at end of year	$201,377	144,955	209,879

19. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Earnings for basic and diluted earnings per common share
Earnings applicable to common stockholders	$313,333	$221,580	$195,484

Shares
Weighted-average common shares outstanding - basic	235,315,487	235,761,457	262,202,598
Effect of dilutive common stock equivalents(1)	1,120,594	77,351	317,190
Weighted-average common shares outstanding - diluted	236,436,081	235,838,808	262,519,788

Earnings per common share
Basic	$1.33	$0.94	$0.75
Diluted	$1.33	$0.94	$0.74
(1) For the years ended December 31, 2021, 2020 and 2019, there were 150,473, 7,390,470, and 6,468,307 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

20. Comprehensive Income

The components of comprehensive income, gross and net of tax, are as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in thousands)
Net income	$428,413	(115,080)	313,333	296,541	(74,961)	221,580	286,732	(91,248)	195,484
Other comprehensive (loss) income:
Change in funded status of retirement obligations	2,343	(677)	1,666	(3,889)	1,094	(2,795)	(5,108)	1,436	(3,672)
Unrealized gains (losses) on debt securities available-for-sale	(54,824)	13,068	(41,756)	36,434	(8,686)	27,748	44,934	(10,815)	34,119
Accretion of loss on debt securities reclassified to held-to-maturity from available-for-sale	140	(33)	107	266	(64)	202	777	(242)	535
Reclassification adjustment for security losses included in net income	(398)	99	(299)	—	—	—	5,690	(1,469)	4,221
Other-than-temporary impairment accretion on debt securities recorded prior to January 1, 2020	1,022	(287)	735	1,141	(321)	820	1,068	(300)	768
Net losses on derivatives	101,920	(28,650)	73,270	(65,889)	18,520	(47,369)	(59,847)	16,823	(43,024)
Total other comprehensive (loss) income	50,203	(16,480)	33,723	(31,937)	10,543	(21,394)	(12,486)	5,433	(7,053)
Total comprehensive income	$478,616	(131,560)	347,056	264,604	(64,418)	200,186	274,246	(85,815)	188,431

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2021 and 2020:

	Change in funded status of retirement obligations	Accretion of loss on debt securities reclassified to held-to-maturity	Unrealized gains (losses) on debt securities available-for-sale and gains included in net income	Other-than-temporary impairment accretion on debt securities	Unrealized losses on derivatives	Total accumulated other comprehensive loss
	(Dollars in thousands)
Balance - December 31, 2020	$(9,485)	(184)	57,204	(9,809)	(77,742)	(40,016)
Net change	1,666	107	(42,055)	735	73,270	33,723
Balance - December 31, 2021	$(7,819)	(77)	15,149	(9,074)	(4,472)	(6,293)

Balance - December 31, 2019	$(6,690)	(386)	29,456	(10,629)	(30,373)	(18,622)
Net change	(2,795)	202	27,748	820	(47,369)	(21,394)
Balance - December 31, 2020	$(9,485)	(184)	57,204	(9,809)	(77,742)	(40,016)

The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income and the affected line item in the statement where net income is presented.

	Year Ended December 31,
	2021	2020
	(In thousands)
Reclassification adjustment for losses included in net income
Gain on securities, net	$(398)	—
Change in funded status of retirement obligations
Adjustment of net obligation	141	(64)
Amortization of net loss	673	1,198
Compensation and fringe benefits	814	1,134
Reclassification adjustment for unrealized losses on derivatives
Interest expense	42,386	31,770
Debt extinguishment	—	14,192
Total unrealized losses on derivatives reclassified	42,386	45,962
Total before tax	42,802	47,096
Income tax expense	(11,505)	(11,905)
Net of tax	$31,297	35,191

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

Revenue from contracts with customers included in fees and service charges and other income was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue from contracts with customers included in:
Fees and service charges	$15,428	13,764	15,780
Other income	16,686	12,100	9,520
Total revenue from contracts with customers	$32,114	25,864	25,300
    For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered and for our non-deposit investment account revenue, we receive payment on a monthly basis from our third-party service provider as services are rendered.

22. Recent Accounting Pronouncements

Standards Adopted in 2021
Standard	Description	Required date of adoption	Effect on Consolidated Financial Statements
Government Assistance: Disclosures by Business Entities about Government Assistance	The update requires annual disclosures by public and private business entities about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance.	December 15, 2021	The amendments in ASU 2021-10 impact disclosures of transactions with a government or related entities. The update did not impact the Company’s Consolidated Financial Statements.
Codification Improvements	The amendments include all disclosure guidance in the Disclosure Section to reduce the potential that disclosure requirements would be missed.	January 1, 2021	The amendments in ASU 2020-10 do not change current GAAP. The update did not impact the Company’s Consolidated Financial Statements.
Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	The amendments in this update clarify guidance as to whether a callable debt security with multiple call dates is within the scope of paragraph 310-20-35-33.	January 1, 2021	The amendments in ASU 2020-08 will be applied under a prospective approach. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)	This update clarifies the application of the alternative provided in ASU 2016-01 to measure certain equity securities without a readily determinable fair value. The amendments in this update clarify that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments further provide clarification related to the accounting for certain forward contracts and purchased options.	January 1, 2021	The amendments in ASU 2020-01 will be applied prospectively. The Company does not currently apply the measurement alternative in Topic 321 to any of its investments and the update did not have a material impact on the Company’s Consolidated Financial Statements.
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and also clarify and amend existing guidance.	January 1, 2021	The Company adopted ASU 2019-12 with no material impact on its Consolidated Financial Statements.
Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.	The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant.	January 1, 2021	ASU 2018-14 will be applied under a retrospective approach to disclosures with regard to the Company’s employee benefit plans. The adoption of this update did not have a material impact on the Company’s Consolidated Financial Statements.

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
    On January 26, 2022, the Company declared a cash dividend of $0.16 per share. The $0.16 dividend per share was paid to stockholders on February 25, 2022, with a record date of February 10, 2022.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Agreement and Plan of Merger by and among Investors Bancorp, Inc. and Gold Coast Bancorp, Inc. dated as of July 24, 2019 (15)

2.2	Purchase and Assumption Agreement dated as of December 2, 2020 between Berkshire Bank and Investors Bank (17)

2.3	Agreement and Plan of Merger by and between Citizens Financial Group, Inc. and Investors Bancorp, Inc. dated as of July 28, 2021 (19)

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)

3.2	Bylaws of Investors Bancorp, Inc. (1)

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)

4.2	Description of Registrant’s Securities (18)

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings (1)

10.2	Acknowledgement and Consent Agreement between Kevin Cummings and Investors Bancorp, Inc. (12)

10.3	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama (1)

10.4	Acknowledgement and Consent Agreement between Domenick Cama and Investors Bancorp, Inc. (12)

10.5	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.6	Amendment to Amended and Restated Employment Agreement with Richard S. Spengler (3)

10.7	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (4)

10.8	Amendment to Amended and Restated Employment Agreement with Paul Kalamaras (3)

10.9	Acknowledgement and Consent Agreement between Paul Kalamaras and Investors Bancorp, Inc. (13)

10.10	Employment Agreement Investors Bancorp, Inc. and Sean Burke (5)

10.11	Amendment to Employment Agreement with Sean Burke (3)

10.12	Investors Bancorp, Inc. 2015 Equity Incentive Plan (6)

10.13	First Amendment to the Investors Bancorp, Inc. 2015 Equity Incentive Plan (11)

10.14	Investors Bancorp, Inc. 2006 Equity Incentive Plan (7)

10.15	Investors Bank Executive Officer Annual Incentive Plan (8)

10.16	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan (1)

10.17	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan (1)

10.18	Amendment to Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan dated December 19, 2016 (10)

10.19	Investors Bank Amended and Restated Supplemental ESOP and Retirement Plan dated February 29, 2016 (10)

10.20	Investors Bank Amended and Restated Director Retirement Plan (1)

10.21	Investors Bancorp, Inc. Deferred Directors Fee Plan (1)

10.22	Investors Bank Deferred Directors Fee Plan (1)

10.23	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank (9)

10.24	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank (9)

10.25	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank (9)

10.26	Split Dollar Life Insurance Agreement between Marathon National Bank of New York and Paul Stathoulopoulos, as assumed by Investors Bank (14)

10.27	Agreement between Investors Bancorp, Inc. and Blue Harbour Group, L.P. (11)

10.28	Purchase Agreement dated December 17, 2019 between Investors Bancorp, Inc. and Blue Harbour Group, L.P. (16)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-192966), originally filed with the Securities and Exchange Commission on December 20, 2013.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.
(3)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Quarterly Report on 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2016.
(4)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.
(5)	Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on March 3, 2015.
(6)	Incorporated by reference to Appendix A to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2015 Annual Meeting of Stockholders (Commission File No. 001-36441) filed with the Securities and Exchange Commission on April 30, 2015.
(7)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2006 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on September 15, 2006.
(8)	Incorporated by reference to Annex D to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2013 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 29, 2013.
(9)	Incorporated by reference to the Amended Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File No. 333-192966) filed with the Securities and Exchange Commission on February 11, 2014.
(10)	Incorporated by reference to Exhibits 10.15 and 10.16 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on March 1, 2017.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2017.
(12)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on July 10, 2018.
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on December 7, 2018.
(14)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on May 10, 2019.
(15)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on July 30, 2019.
(16)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on December 18, 2019.
(17)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on December 3, 2020.
(18)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Investors Bancorp, Inc. (Commission File No. 001-36441) filed with the Securities and Exchange Commission on February 28, 2020.
(19)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 001-36441), originally filed with the Securities and Exchange Commission on July 30, 2021.

ITEM 16.	FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date:	March 1, 2022	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2022

/s/ Domenick Cama Domenick Cama	Director, President and Chief Operating Officer	March 1, 2022

/s/ Sean Burke Sean Burke	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Robert C. Albanese Robert C. Albanese	Director	March 1, 2022

/s/ Dennis M. Bone Dennis M. Bone	Director	March 1, 2022

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 1, 2022

/s/ William Cosgrove William Cosgrove	Director	March 1, 2022

/s/ James Garibaldi James Garibaldi	Director	March 1, 2022

/s/ John E. Harmon, Sr. John E. Harmon, Sr.	Director	March 1, 2022

/s/ Michele N. Siekerka Michele N. Siekerka	Director	March 1, 2022

/s/ Paul N. Stathoulopoulos Paul N. Stathoulopoulos	Director	March 1, 2022

/s/ Kim Wales Kim Wales	Director	March 1, 2022

/s/ James H. Ward III James H. Ward III	Director	March 1, 2022