Form 10-K/A
period 2021-12-31
Investors Bancorp, Inc.
filed 2022-04-05
CIK 1594012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number:
001-36441

Investors Bancorp Inc.
(Name of Registrant as Specified in its Charter)

Delaware	46-4702118
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

101 JFK Parkway, Short Hills, New Jersey (Address of Principal Executive Office)	07078 (Zip Code)
(973)
924-5100
(Registrant’s Telephone Number including area code)
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	ISBC	The Nasdaq Stock Market
Securities Registered Under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act)    ☐  Yes    ☒  No
The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of June 30, 2021 was $3.23 billion.
As of March 22, 2022, there were 249,158,823 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 originally filed on March 1, 2022 (the “Original Filing”) by Investors Bancorp, Inc.,
a
Delaware corporation (“Investors” or the “Company”). Investors is filing this Amendment to present the information required by Part III of Form
10-K
as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2021.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
On July 28, 2021, the Company and Citizens Financial Group, Inc. (“Citizens”) entered into an Agreement and Plan of Merger dated as of July 28, 2021 (the “Merger Agreement”) pursuant to which Citizens will acquire the Company. The transaction was approved by the Company’s stockholders on November 19, 2021. On March 22, Citizens and Investors received regulatory approval from the Board of Governors of the Federal Reserve System. On March 24, 2022, Citizens and Investors received regulatory approval from the Office of the Comptroller of the Currency. The transaction is expected to occur as of the close of business on April 6, 2022, therefore the Company does not anticipate holding an annual meeting of stockholders prior to closing.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Investors Bancorp’s Board of Directors currently consists of 12 members and is divided into three classes, with one class of directors elected each year. Each of the 12 members of the Board of Directors also serves as a director of Investors Bank. The current Bylaws of Investors Bancorp provide that a director shall retire from the Board at the annual meeting of the Board immediately following the year in which the director attains age 75.
The Company’s goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity and whose values are compatible with those of Investors Bancorp. While the Nominating and Corporate Governance Committee does not have a formal policy with respect to the consideration of diversity in identifying director nominees, the Committee members recognize the benefits of a Board whose members possess a diversity of business experience and demographic backgrounds and seek to identify nominees with a range of background and experience. Important factors considered in the selection of nominees for director include experience in positions that develop good business judgment, that demonstrate a high degree of responsibility and independence, and that show the individual’s ability to commit adequate time and effort to serve as a director.
Directors and Executive Officers of Investors Bancorp
The following table states our directors’ names, their ages as of March 22, 2022, and the years when they began serving as directors of Investors Bancorp and when their current term expires.

Name DIRECTORS	Position(s) Held With Investors Bancorp	Age	Director Since	Current Term Expires
Robert C. Albanese	Director	74	2013	2022
Domenick A. Cama	Director, President and Chief Operating Officer	65	2011	2022
James J. Garibaldi	Director	70	2012	2022
James H. Ward III	Director	73	2009	2022
Dennis M. Bone	Lead Independent Director	70	2013	2023
Doreen R. Byrnes	Director	72	2002	2023
William V. Cosgrove	Director	74	2011	2023
Kevin Cummings	Chairman and Chief Executive Officer	67	2008	2024
John E. Harmon, Sr.	Director	61	2021	2024
Michele N. Siekerka	Director	57	2013	2024
Paul N. Stathoulopoulos	Director	74	2018	2024
Kim Wales	Director	52	2021	2024

The following information describes the business experience for each of Investors Bancorp’s directors and executive officers.

Robert C. Albanese
was appointed to the Board of Directors of Investors Bancorp and Investors Bank on December 6, 2013 upon the consummation of Investors Bancorp’s acquisition of Roma Financial Corporation, where he served as a director. He was the President and Chief Executive Officer of Pentegra Retirement Services, located in White Plains, New York, from 2007 to 2013 following an eleven-year tenure on Pentegra’s Board of Directors. Prior to his employment with Pentegra, he served as Regional Director of the Northeast Region of the Office of Thrift Supervision from 1996 through 2007 where he was directly responsible for the oversight of all federally chartered institutions and their holding companies located in the twelve states comprising the Northeast Region. Prior to 1996, he served in various other capacities with the Office of Thrift Supervision and its predecessor, the Federal Home Loan Bank Board. Mr. Albanese has also been involved in many civic activities, most prominently as past President and Treasurer of the Waldwick, New Jersey Jaycees. He presently sits on the Board of Trustees of the Bridge Academy, a school for children with learning disabilities located in Lawrenceville, New Jersey.

The Nominating and Corporate Governance Committee considers Mr. Albanese’s extensive regulatory experience with particular expertise in financial analysis, enterprise risk analysis and audit to be assets to the Board of Directors.

Domenick A. Cama
 was appointed to the Board of Directors of Investors Bancorp and Investors Bank in January 2011. He was appointed President of Investors Bancorp and Investors Bank effective May 22, 2018 and has been Chief Operating Officer of Investors Bancorp and Investors Bank since January 1, 2008. Mr. Cama served as Chief Financial Officer from April 2003 to January 2008. Prior to joining Investors Bank, Mr. Cama was employed for 13 years by the FHLB where he served as Vice President and Director of Sales. Mr. Cama holds a Bachelor’s degree in Economics and a Master’s degree in Finance from Pace University.

Mr. Cama has extensive knowledge of the banking industry and local markets served by Investors Bank. The Nominating and Corporate Governance Committee considers Mr. Cama’s experience, leadership, financial expertise and strong economics background to be unique assets for the Board of Directors.

James J. Garibaldi
was appointed to the Board of Directors of Investors Bancorp and Investors Bank in 2012. He is currently the Chief Executive Officer of The Garibaldi Group, a corporate real estate services firm headquartered in Chatham, New Jersey. Mr. Garibaldi joined The Garibaldi Group in 1974. In 1986, Mr. Garibaldi assumed the role of managing partner of the firm and in 1997 he became its Chief Executive Officer. Mr. Garibaldi formerly served as President of CORFAC International. He is also a member of the Board of Trustees of Big Brothers and Big Sisters of North Jersey, a member of the Advisory Board for the Community Soup Kitchen in Morristown and a former member of the Board of Trustees for the Cancer Hope Network as well as the Finance Council for the Diocese of Paterson. Mr. Garibaldi has a Bachelor of Science degree from the University of Scranton.

Mr. Garibaldi’s extensive real estate experience and knowledge of the local real estate market bring valuable expertise to the Board of Directors. The Nominating and Corporate Governance Committee considers Mr. Garibaldi’s leadership skills and real estate knowledge to be assets to the Board of Directors.

James H. Ward III
was appointed to the Board of Directors of Investors Bancorp and Investors Bank in June 2009 upon consummation of Investors Bancorp’s acquisition of American Bancorp of New Jersey, Inc., where he served as a director. From 1998 to 2000, he was the majority stockholder and Chief Operating Officer of Rylyn Group, which operated a restaurant in Indianapolis, Indiana. Prior to that, he was the majority stockholder and Chief Operating Officer of Ward and Company, an insurance agency in Springfield, New Jersey, where he was employed from 1968 to 1998. He is now a retired investor. In 2009 he was awarded the Certificate of Director Education by the National Association of Corporate Directors (“NACD”), where he is a member and continues his education.

Mr. Ward brings a wide range of management experience and business knowledge that provides a valuable resource to the Board of Directors. These skills and experience combined with the unique perspective Mr. Ward brings from his background as an entrepreneur provide skills and experience which the Nominating and Corporate Governance Committee considers to be valuable assets for the Board of Directors.

Dennis M. Bone
was appointed to the Board of Directors of Investors Bancorp and Investors Bank on December 6, 2013 upon the consummation of Investors Bancorp’s acquisition of Roma Financial Corporation, where he served as a director. Mr. Bone has served as Investors Bancorp’s Lead Independent Director since May 2018. Mr. Bone is the Executive in Residence and an Advisory Board Member of the Feliciano School of Business at Montclair State University. Previously, Mr. Bone served as President of Verizon New Jersey for 12 years (until July 2012) where he was responsible for Verizon’s corporate interests across New Jersey. Mr. Bone had over 33 years’ experience with Verizon, where he served in executive management positions for 17 years. Active in his community, Mr. Bone is on the Board of Trustees of the New Jersey Center for Teaching and Learning where he is also the Treasurer, the Citizens Campaign and the Newark Alliance. In addition, Mr. Bone is Chairman of the New Jersey State Employment and Training Commission which oversees New Jersey’s Workforce System and was the founding Chairman of Choose New Jersey. Mr. Bone is also a member of Governor Murphy’s Future of Work Task Force, a member of the National Advisory Committee of the Heldrich Center for Workforce Development and is on the Advisory Board of the Feliciano Center for Entrepreneurship. Mr. Bone previously served on the Board of Trustees of the Liberty Science Center (12 years), the Board of Directors of the New Jersey Performing Arts Center (12 years), the Aviation Research Technology Park (2 years), and the New Jersey Utilities Association (12 years). Mr. Bone has a Bachelor’s degree from West Virginia University Institute of Technology, a Master’s degree from The John Hopkins University and an MBA from Rutgers University.

The Nominating and Corporate Governance Committee believes that Mr. Bone’s experience, which brings a broader corporate perspective, as well as his extensive community involvement, to be assets to the Board of Directors.

Doreen R. Byrnes
was elected to the Board of Directors of Investors Bancorp and Investors Bank in January 2002. Ms. Byrnes retired in 2007 after an employment career in the area of human resources, including having served as Executive Vice President of Human Resources of Investors Bancorp. Ms. Byrnes has a Bachelor’s degree from the University of Florida and a Master’s degree from Fairleigh Dickinson University. She is a member of the NACD and was awarded the Certificate of Director Education in 2010.

Ms. Byrnes has extensive experience with executive recruitment, retention and compensation as well as a strong understanding of the employees and markets served by Investors Bank. This experience provides a unique perspective to the Board of Directors. The Nominating and Corporate Governance Committee considers Ms. Byrnes’ skills and experience to be assets to the Board of Directors.

William V. Cosgrove
was first appointed to the Board of Directors of Investors Bancorp and Investors Bank in October 2011. Mr. Cosgrove had been employed as a non-Section
16 officer of Investors Bank since Investors Bancorp’s acquisition of Summit Federal Bankshares, Inc. and Summit Federal Savings Bank in June 2008 through his retirement from Investors Bank on October 1, 2011. Mr. Cosgrove was President and Chief Executive Officer of Summit Federal Savings Bank from 2003 until the acquisition of Summit Federal Savings Bank by Investors Bank in 2008. Mr. Cosgrove has over 50 years of experience in banking and has served as president of the N.J. Council of Federal Savings Institutions, and the Union County Savings League. In addition, he served on the Board of Governors of the New Jersey Savings League. Mr. Cosgrove is a member of the NACD, where he continues his education.

Mr. Cosgrove’s extensive experience in the banking industry and local markets bring valuable expertise to the Board of Directors. The Nominating and Corporate Governance Committee considers Mr. Cosgrove’s financial and leadership skills and his experience and knowledge of the financial services industry in general to be assets to the Board of Directors.

Kevin Cummings
was appointed Chairman of the Board of Directors and Chief Executive Officer of Investors Bancorp and Investors Bank effective May 22, 2018. He previously served as President and Chief Executive Officer of Investors Bancorp and Investors Bank since January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Bancorp and Investors Bank at that time. He served as Executive Vice President and Chief Operating Officer of Investors Bank from July 2003 to January 2008. Prior to joining Investors Bank, Mr. Cummings had a
26-year
career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years. Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client. Mr. Cummings also worked in the New Jersey community bank practice for over 20 years. Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University. He is the former Chairman of the Board of the New Jersey Bankers Association and sits on the Board of Trustees of the Scholarship Fund for Inner-City Children and the Board of Trustees at St. Benedict’s Preparatory School. In addition, Mr. Cummings is a member of the Board of the Federal Home Loan Bank of New York and the Community Foundation of New Jersey.

Mr. Cummings is a certified public accountant and his background in public accounting enhances the board of directors’ oversight of financial reporting and disclosure issues. The Nominating and Corporate Governance Committee considers Mr. Cummings’ leadership skills and knowledge of accounting, auditing and corporate governance in the financial services industry to be assets to the Board of Directors.

John E. Harmon, Sr.
was appointed to the Board of Directors of Investors Bancorp and Investors Bank on January 26, 2021. Mr. Harmon is the Founder, President and CEO of the African-American Chamber of Commerce of New Jersey since 2007. Previously, he was President and CEO of the Metropolitan Trenton African American Chamber of Commerce and served as the former Chairman of the Board for the National Black Chamber of Commerce. He is currently a Board member of the New Jersey Chamber of Commerce, the U.S. Chamber of Commerce and the U.S. Chamber of Commerce Committee of 100. Mr. Harmon was also recently appointed as a member of the Economic and Community Advisory Council of the Federal Reserve Bank of Philadelphia. Before his career as a chamber executive, Mr. Harmon was employed at the Bowery Savings Bank and later by Chemical Bank. While at Chemical Bank, he established the Affordable Housing Loan Program. Mr. Harmon earned a Bachelor’s degree in Business Management from Fairleigh Dickinson University and completed a four-year Chamber Executive Management Program at Villanova University.

The Nominating and Corporate Governance Committee considers Mr. Harmon’s skills and experience in community and business development, inclusion and finance to be assets to the Board of Directors.

Michele N. Siekerka
was appointed to the Board of Directors of Investors Bancorp and Investors Bank on December 6, 2013 upon the consummation of Investors Bancorp’s acquisition of Roma Financial Corporation where she served as Chairman. Ms. Siekerka is a licensed attorney and President and CEO of New Jersey Business and Industry Association. From 2010 to 2014, Ms. Siekerka was employed by the New Jersey Department of Environmental Protection, first as an Assistant Commissioner and then she completed her service as Deputy Commissioner. From 2004 to 2010, she served as the President and Chief Executive Officer of the Mercer Regional Chamber of Commerce. From 2000 to 2004, Ms. Siekerka was employed by AAA
Mid-Atlantic,
first as vice president of human resources and then as senior counsel. Active in numerous civic/professional organizations, Ms. Siekerka is on the Board of Choose New Jersey, New Jersey Innovation Institute, Junior Achievement of New Jersey, the National Association of Corporate Directors NJ Chapter and the Council of State Manufacturing Associations where she also serves as an Executive Committee member. Ms. Siekerka is a former member of the Robbinsville Township Board of Education where she served as President from 2002 to 2005. Professional certifications include NACD Directorship Certification, NACD Board Fellowship and Ford Foundation Fellowship for Regional Sustainable Development.

The Nominating and Corporate Governance Committee considers Ms. Siekerka’s legal and government affairs expertise and market knowledge to be assets to the Board of Directors.

Paul N. Stathoulopoulos
was elected to the Board of Directors of Investors Bancorp in May 2018 and has been serving on the Board of Directors of Investors Bank since October 2012. Prior to this appointment, Mr. Stathoulopoulos served as Executive Vice President & Chief Operating Officer, President & Chief Executive Officer, and Chairman of the Board of Directors of Marathon National Bank of New York and Marathon Banking Corporation from their inception in November 1989 and February 1997, respectively, through their acquisition by Investors Bancorp in 2012. From early 1987 to November 1989, Mr. Stathoulopoulos served as the principal organizer and spokesperson of Marathon National Bank of New York, which commenced operations in November 1989. In January 1985, Mr. Stathoulopoulos organized Whitehouse Associates, LLC, a real estate investment company, in operation to-date.
Starting in 1969, Mr. Stathoulopoulos was employed by the Atlantic Bank of New York, where his last position was Senior Vice President &
Officer-in-Charge
of Retail Banking, resigning in July 1984 to pursue the organization of Marathon National Bank of New York. Mr. Stathoulopoulos has served as a board member and/or trustee with the following organizations: Greek Theater of New York, Orpheus Cultural Foundation, the Soterios Ellenas Parochial School, the Greek Orthodox Community of Kimisis tis Theotokou, the Hellenic-American Chamber of Commerce, and the Greek-American Educational and Public Information System.

Mr. Stathoulopoulos has extensive knowledge of the banking industry and local markets served by Investors Bank. The Nominating and Corporate Governance Committee considers Mr. Stathoulopoulos’s experience and leadership to be assets to the Board of Directors.

Kim Wales
was appointed to the Board of Directors of Investors Bancorp and Investors Bank on January 26, 2021. Ms. Wales is the Founder and Chief Executive Officer of CrowdBureau Corporation since 2017, an index provider which provides research, data analytics, and risk management solutions for the securities-based crowdfunding, P2P online lending, and digital banking industry. Ms. Wales is also an adjunct professor at the City College of New York since 2015. Ms. Wales is a member of the Heritage Foundation Securities Regulation Working Group since 2014. She is a Board Member of the Foundation for City College, a Board Member of the City College Center for the Arts, and Board of Advisor Member of the Zahn Innovation Center. Ms. Wales was formerly the Chief Executive Officer in New York and India of Epitome Global Services from 2011 to 2012. From 1995 - 2010, she founded and ran a boutique consulting firm with a portfolio of work that spans implementing regulatory frameworks, divestitures, post-merger and acquisition consolidations. Areas of focus included enterprise market data and derivative exchanges, cash management and treasury solutions, fund administration ($100B), personal and corporate trust, Sarbanes Oxley and Basel II Pillar I.

The Nominating and Corporate Governance Committee considers Ms. Wales’s skills and experience in technology, fintech and information security to be assets to the Board of Directors.

Executive Officers of the Bank Who Are Not Also Directors

Richard S. Spengler
, age 60, was appointed Senior Executive Vice President and Chief Lending Officer of Investors Bancorp and Investors Bank in January 2021. He previously served as Executive Vice President and Chief Lending Officer of Investors Bancorp and Investors Bank since January 1, 2008. Mr. Spengler began working for Investors Bank in September 2004 as Senior Vice President. Prior to joining Investors Bank, Mr. Spengler had a
21-year
career with First Savings Bank, Woodbridge, New Jersey where he served as Executive Vice President and Chief Lending Officer from 1999 to 2004. Mr. Spengler holds a Bachelor’s degree in Business Administration from Rutgers University.

Paul Kalamaras
, age 63, was appointed Senior Executive Vice President and Chief Risk Officer of Investors Bancorp and Investors Bank in January 2021. He previously served as Executive Vice President and Chief Risk Officer of Investors Bancorp and Investors Bank since January 2019. Prior to his appointment as Chief Risk Officer, he served as Executive Vice President and Chief Retail Banking Officer of Investors Bank since January 2010. Mr. Kalamaras joined Investors Bank as a Senior Vice President and Director of Retail Banking in August 2008. Before joining Investors, Mr. Kalamaras was Executive Vice President of Millennium bcp bank, N.A., in Newark, New Jersey where he was responsible for the retail, commercial banking and treasury lines of business. He served on the bank’s Executive Committee and was a member of the Board of Directors. Mr. Kalamaras previously was President and CEO of The Barré Company, a manufacturer of precision engineered metal components for the electronics and telecommunications industry. Earlier, Mr. Kalamaras was Executive Vice President at Summit Bank, where he was responsible for the retail network and business banking and led the middle market lending business. Mr. Kalamaras is a member of the Board of Directors of the New Jersey State Chamber of Commerce, the Board of Directors of the New Jersey Region of the American Red Cross and the Board of Trustees of the Hellenic College Holy Cross Greek Orthodox School of Theology. Mr. Kalamaras holds a Bachelor’s degree in Finance from the University of Notre Dame.

Sean Burke
, age 50, was appointed Executive Vice President and Chief Financial Officer of Investors Bancorp and Investors Bank effective January 1, 2019. He previously served as Senior Vice President and Chief Financial Officer of Investors Bancorp and Investors Bank since January 26, 2015. Prior to joining Investors Bank, Mr. Burke was the Managing Director and Head of U.S. Depository Investment Banking for RBC Capital Markets in New York. Mr. Burke has over two decades of financial services industry experience, including 15 years in investment banking, and was recognized as one of the “10 Best CFOs of 2020” by Industry Era Magazine. Mr. Burke earned bachelor’s degrees in accounting and computer science from the University of Notre Dame and earned an MBA from Northwestern University’s J.L. Kellogg Graduate School of Management. Prior to attending Northwestern, Mr. Burke was a certified public accountant and worked in the financial services audit practice of Ernst & Young. Mr. Burke serves on the advisory board of Kellogg Finance Network.

Corporate Governance Matters
Investors Bancorp is committed to maintaining sound corporate governance guidelines and very high standards of ethical conduct and is in compliance with applicable corporate governance laws and regulations. The following are key features of our corporate governance practices:
What We Do

✓	The Board and management regularly focus on strategy and planning.

✓	Of the Board’s current 12 Directors, 9 are independent, including the Lead Independent Director.

✓	Our Board has adopted a majority voting policy, described below, which requires directors who do not receive majority stockholder support to tender their resignation.

✓	We have regular and constructive engagement with our stockholders and evaluate and respond to their views and requests.

✓
The Board held 9 regularly scheduled meetings in 2021. The Board also held 6 special meetings relating to the Company’s proposed merger with Citizens. The Board’s Committees each held 4 to 6 meetings in 2021. The Board met in executive session 9 times, 5 of which were presided over by the Board’s Lead Independent Director.

✓	Our Director attendance for Board and Committee meetings averaged approximately 99% in 2021, and each Director attended at least 75% of Board and Committee meetings on which the Director served.

✓	The Board conducts annual self-evaluations.

✓	New Directors are provided with an orientation package and attend Board orientation and policy training sessions.

✓
The Board has a robust Director Education Program to keep abreast of significant risks and compliance issues; laws, regulations and requirements applicable to the Company; corporate governance best practices; products and services offered by the Company; changes in the financial services industry; and enhancements in technology and platforms relating to the financial services industry and the delivery and availability of banking products and services.

✓	Robust stock ownership guidelines for directors and Named Executive Officers are in place.

✓
We have specific policies and procedures to align executive compensation with long-term stockholder interests; these policies and procedures are routinely reviewed and appropriately revised by the Compensation and Benefits Committee in conjunction with an independent compensation consultant.

✓	We have a clawback policy that applies to the performance-based incentive compensation paid to our Named Executive Officers.

✓	The Board reviews management talent and succession planning at least annually.

✓	The Company makes ongoing investments in systems and technology, as well as training and education for all employees and Directors to combat cybersecurity threats.

✓	The Board understands the importance of maintaining regular, open, and transparent communications with our regulators.

✓
Our Board has oversight of risk management with a focus on the most significant enterprise risks facing our Company, including compliance, credit, legal, liquidity, market, operational, cybersecurity, reputational, and strategic risks.

✓	We have guidelines governing the use of pre-established trading plans for transactions in our securities.

✓	The Board actively utilizes internal and external experts in the matters of audit, governance, compensation, stockholder interests and risk management.
What We Don’t Do

✘	We prohibit all hedging of Investors Bancorp common stock by directors and executive officers.

✘	We prohibit pledging of Investors Bancorp common stock as collateral by directors and executive officers.

✘	We prohibit short sales of Investors Bancorp common stock by directors and executive officers.

✘	No immediate family relationships exist between any of our directors or executive officers.

Board of Directors Meetings and Committees
The Board of Directors of Investors Bancorp and Investors Bank each met nine times during 2021. The Board of Directors of Investors Bank currently maintains four standing committees: the Nominating and Corporate Governance Committee, the Audit Committee, the Compensation and Benefits Committee and the Risk Oversight Committee.
No director attended fewer than 75% of the total number of Board meetings held by the Investors Bancorp and Investors Bank Board of Directors and all committees of the Boards on which they served (for the period they served) during 2021. In addition, all but one of Investors Bancorp’s directors attended the annual meeting of stockholders held on May 25, 2021.
Board and Committee Composition
The table below indicates the members and Chairs of the Board of Directors and each of its Committees as of January 31, 2022 as well as the number of meetings for each Committee in 2021.

Director	Position(s) Held With Investors Bancorp	Nominating and Corporate Governance Committee	Audit Committee	Compensation and Benefits Committee	Risk Oversight Committee
Robert C. Albanese	Director		Chair(1)	Member	Member
Dennis M. Bone	Lead Independent Director	Member	Member	Member	Member
Doreen R. Byrnes	Director	Chair		Member	Member
Domenick A. Cama	Director, President and Chief Operating Officer
William V. Cosgrove	Director	Member	Member		Member
Kevin Cummings	Chairman and Chief Executive Officer
James J. Garibaldi	Director				Member
John E. Harmon, Sr.	Director	Member	Member		Member
Michele N. Siekerka	Director	Member		Chair	Member
Paul N. Stathoulopoulos	Director		Member(1)	Member	Member
Kim Wales	Director		Member	Member	Member
James H. Ward III	Director		Member	Member	Chair
Number of Meetings		4	6	6	4

(1)	The Board considers Messrs. Albanese and Stathoulopoulos each an “audit committee financial expert”.

Director Skills
The Nominating and Corporate Governance Committee considers a skills matrix that represents certain of the skills that the Committee identified as particularly valuable in the effective oversight of the Company and its business. The following matrix identifies those skills and the Directors who possess each such skill, which highlights the diversity of skills on the Board. The matrix also indicates which Directors are considered diverse, based on race and gender.

Director	Diverse	Audit/ Accounting/ Finance/ Capital Allocation	Banking and Financial Services	Executive Level Experience	Business Operations and Technology	Risk Management	Human Capital Management	Environmental/ Social/ Governance
Robert C. Albanese		•	•	•		•	•
Dennis M. Bone		•	•	•	•	•
Doreen R. Byrnes	•		•	•		•	•	•
Domenick A. Cama		•	•	•	•	•	•
William V. Cosgrove		•	•	•	•	•	•	•
Kevin Cummings		•	•	•		•
James J. Garibaldi				•	•	•
John E. Harmon, Sr.	•		•	•	•		•	•
Michele N. Siekerka	•		•	•	•	•	•	•
Paul N. Stathoulopoulos		•	•	•		•	•
Kim Wales	•		•	•	•	•		•
James H. Ward III		•	•	•	•	•
Director Independence
Pursuant to our Nominating and Corporate Governance Guidelines (the “Corporate Governance Guidelines”), the Board of Directors conducts an annual review of director independence. As a result of the review performed in January 2022, the Board of Directors determined, based upon the recommendation of the Nominating and Corporate Governance Committee, that 9 of the 12 members of the Board of Directors, and each member of the Compensation and Benefits, Nominating and Corporate Governance and Audit Committees, were independent, as affirmatively determined by the Board of Directors consistent with the Nasdaq corporate governance listing rules.
In connection with this review, the Board of Directors considers all relevant facts and circumstances relating to relationships that each director, his or her immediate family members and their respective related interests has with Investors Bancorp and its subsidiaries.
Following this review, the Board of Directors determined that Messrs. Albanese, Bone, Cosgrove, Harmon, Stathoulopoulos and Ward, and Mses. Byrnes, Siekerka and Wales, are independent as defined in the Nasdaq corporate governance listing rules. The Board of Directors determined that Messrs. Cummings and Cama are not independent as they are Investors Bank employees. Mr. Garibaldi is not independent due to commercial real estate brokerage services provided by his company to Investors Bank, the subsidiary of Investors Bancorp, in 2018.
Board Leadership Structure and Lead Independent Director
Since 2018, Mr. Cummings has held the positions of Chairman of the Board and Chief Executive Officer. The Board believes that the current Board leadership structure, with Mr. Cummings in the combined Chairman and CEO position, and with a separate Lead Independent Director who is independent under the Nasdaq listing rules and has the principal duties specified in our Corporate Governance Guidelines, is appropriate for our Company. We believe that combining the roles of Chairman and CEO facilitates the day-to-day
management of the

Company. Holding both roles best positions Mr. Cummings to be aware of major issues and challenges facing the Company on a day-to-day
and long-term basis and to continue to identify key risks and developments that should be brought to the Board’s attention. The combined role also provides a single point of leadership for the Company in order for the Company to maintain a unified message and strategic direction.
The combined Chairman and CEO position is counterbalanced by our strong Lead Independent Director position, which is currently held by Dennis M. Bone. Our Corporate Governance Guidelines provide that the Lead Independent Director shall be an “independent outside director”, which is defined as an independent director who has never been employed by the Company or Investors Bank. The Lead Independent Director, who has the responsibilities described below, provides an independent voice on issues facing the Company and ensures that key issues are brought to the Board’s attention. The Board and its committees also regularly hold executive sessions with no members of management present, thereby providing an opportunity for the independent directors to discuss their views freely. The executive sessions of the Board are presided over by the Lead Independent Director. During 2021, 9 executive sessions were held, of which were conducted by the independent directors.
The Lead Independent Director presently has the following duties:

•	Preside at all meetings of the independent outside directors and independent directors;

•	Coordinate as necessary Company-related activities of the independent outside directors;

•	Facilitate communications among the Chairman of the Board, Company management and the independent outside directors;

•	Consult with the Chairman of the Board with respect to meeting agendas and schedules, as well as Board materials, prior to Board meetings;

•	Consult with the Chairman of the Board to assure that appropriate topics are being discussed with sufficient time allocated for each;

•	Preside at Board meetings when the Chairman is not present;

•	Approve all meeting agendas for the Board;

•	Solicit and receive topic suggestions from other directors to be discussed at upcoming executive sessions and facilitate discussion on key issues outside of meetings;

•	If requested by our larger stockholders, ensure that he or she is available for consultation and direct communication with them;

•	Follow up on meeting outcomes and management deliverables;

•	Communicate, as appropriate, with our regulators;

•	Meet regularly with the Chairman/CEO on issues and opportunities facing the Company, including business strategy, regulatory matters and succession planning; and

•	Act as an advisor to the Chairman/CEO.
The Board itself has substantial independence, with 9 of the 10 non-employee
Directors qualifying as independent under Nasdaq corporate governance listing rules.
We recognize that different board leadership structures may be appropriate for the Company at different times and in different situations. As part of the Nominating and Corporate Governance Committee’s and the Board’s annual evaluation processes, the Nominating and Corporate Governance Committee and the Board will evaluate the Company’s leadership structure to ensure that it provides the most appropriate structure.
Corporate Governance Guidelines
The Board of Directors has adopted Corporate Governance Guidelines, which are posted on the “Governance Documents” section of the “Investor Relations” page of Investors Bank’s website at
www.investorsbank.com
.
 The Corporate Governance Guidelines cover the general operating policies and procedures followed by the Board of Directors including, among other things:

•	Mission of the Board;

•	Board size and composition;

•	Director responsibilities and qualifications;

•	Lead Independent Director responsibilities;

•	Independence standards for Directors;

•	Board nominating procedures and election criteria;

•	Board committees;

•	Director access to officers and employees;

•	Stock ownership policies;

•	Director compensation;

•	Director continuing education;

•	Annual Director performance evaluation;

•	Annual CEO evaluation and succession; and

•	Our Code of Business Conduct and Ethics.

The Corporate Governance Guidelines, which were last updated in May 2020, provide for the independent directors of the Board of Directors to meet in regularly scheduled executive sessions. During 2021, 9 executive sessions were held, of which 5 were conducted by the independent directors.
The Nominating and Corporate Governance Committee periodically reviews our Bylaws and Corporate Governance Guidelines to maintain effective and appropriate standards of corporate governance. The Board adopted the Corporate Governance Guidelines to further its longstanding and continuing goal of providing effective governance of our Company’s business and affairs for the long-term benefit of stockholders. The Nominating and Corporate Governance Committee and the Board affirm their commitment of considering and, where appropriate, adopting, revisions and enhancements to our Bylaws and Corporate Governance Guidelines which would further our alignment and engagement with our stockholders.
Anti-Hedging Policy
The Corporate Governance Guidelines include an anti-hedging policy, which prohibits directors and executive officers from engaging in or effecting any transaction designed to hedge or offset the economic risk of owning shares of Company common stock. Accordingly, any hedging, derivative or other equivalent transaction that is specifically designed to reduce or limit the extent to which declines in the trading price of Company common stock would affect the value of the shares of Company common stock owned by an executive officer or director is prohibited. Cashless exercises of employee stock options are not deemed short sales and are not prohibited. This policy does not prohibit transactions in the stock of other companies and does not apply to employees who are not executive officers.
Prohibition on Pledging Securities
Company policy prohibits directors and executive officers from holding Company securities in a margin account or pledging Company securities as collateral for any other loan. An exception to this prohibition may be granted, in the sole discretion of the Board and in limited circumstances, after giving consideration to, among other factors, the number of shares proposed to be pledged as a percentage of the director’s or executive officer’s total shares held. No shares are currently pledged by a director or executive officer.
Stock Ownership Requirements
The Board of Directors believes that it is in the best interest of Investors Bancorp and its stockholders to align the financial interests of its executives and directors with those of stockholders. Accordingly, the Corporate Governance Guidelines include Stock Ownership Guidelines for Named Executive Officers and directors of Investors Bancorp that require the following minimum investment in Investors Bancorp common stock:
A number of shares having a market value equal to five times (5.0x) annual base salary
A number of shares having a market value equal to three times (3.0x) annual base salary
25,000 shares
Stock holdings are expected to be achieved within five years of either the implementation of the Ownership Guidelines or the starting date of the individual, whichever is later. Stock ownership for Named Executive Officers and directors is reviewed as of the last day of each calendar quarter.

Nominating and Corporate Governance Committee
Each member of the Nominating and Corporate Governance Committee is considered independent as defined in the Nasdaq corporate governance listing rules. The Nominating and Corporate Governance Committee’s Charter and Corporate Governance Guidelines are posted on the “Governance Documents” section of the “Investor Relations” page of Investors Bank’s website at
www.investorsbank.com
.
As noted in the Nominating and Corporate Governance Committee Charter, the purpose of the committee is to assist the Board in identifying individuals to become Board members, determine the size and composition of the Board and its committees, monitor Board effectiveness and implement the Corporate Governance Guidelines.
In furtherance of this purpose, this Committee, among other things, shall:

•
Lead the search for individuals qualified to become members of the Board of Directors and develop criteria (such as independence, experience relevant to the needs of the Company, leadership qualities, diversity, stock ownership) for board membership;

•	Make recommendations to the Board concerning Board nominees and stockholder proposals;

•	Develop, recommend and oversee the annual self-evaluation process of the Board and its committees;

•	Develop and annually review corporate governance guidelines applicable to the Company;

•	Review and monitor the Board’s compliance with Nasdaq corporate governance listing rules for independence; and

•	Review, in consultation with the Compensation and Benefits Committee, Directors’ compensation and benefits.
In accordance with the Corporate Governance Guidelines, the Committee considers all qualified director candidates identified by members of the Committee, by other members of the Board of Directors, by senior management and by stockholders. Stockholders recommending a director candidate to the Committee may do so by submitting the candidate’s name, resume and biographical information to the attention of the Chairperson of this Committee in accordance with procedures listed in this Amendment No. 1 to the Annual Report on Form
10-K
(also available on Investors Bancorp’s website). All stockholder recommendations for director candidates that the Chairperson of the Committee receives in accordance with these procedures will be presented to the Committee for its consideration. The Committee’s recommendations to the Board are based on its determination as to the suitability of each individual, and the slate as a whole, to serve as directors of Investors Bancorp.

The Nominating and Corporate Governance Committee and the Board recognize that it is important for the Company’s directors to possess a diverse array of backgrounds and skills, including executive management experience, financial services experience, and educational and professional achievement. When considering new candidates, the Nominating and Corporate Governance Committee, with input from the Board, will seek to ensure that the Board reflects a range of talents, ages, skills, diversity and expertise, particularly in the areas of accounting and finance, management, regulatory and risk management and leadership sufficient to provide sound and prudent guidance with respect to our operations and interests. In addition, the Nominating and Corporate Governance Committee considers diversity in demographic and professional backgrounds among the factors used to identify nominees for directors. The goal of the Nominating and Corporate Governance Committee is to assemble and maintain a Board comprised of individuals with a broad spectrum of skills, experience and expertise combined with a reputation for integrity to carry out the Board’s responsibilities with respect to oversight of the Company’s operations.
Criteria for Election
Investors Bancorp’s goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity and whose values are compatible with those of Investors Bancorp. While the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Committee members recognize the benefits of a Board whose members possess a diversity of business experience and demographic backgrounds and seek to identify nominees with a range of background and experience. Important factors considered in the selection of nominees for director include experience in positions that develop good business judgment, that demonstrate a high degree of responsibility and independence, and that show the individual’s ability to commit adequate time and effort to serve as a director.
Nominees should have a familiarity with the markets in which Investors Bancorp operates, be involved in activities that do not create a conflict with his/her responsibilities to Investors Bancorp and its stockholders and have the capacity and desire to represent the balanced, best interests of the stockholders of Investors Bancorp as a group, and not primarily a special interest group or constituency.
The Nominating and Corporate Governance Committee will also take into account whether a candidate satisfies the criteria for “independence” as defined in the Nasdaq corporate governance listing rules, and, if a candidate with financial and accounting expertise is sought for service on the Audit Committee, whether the individual qualifies as an audit committee financial expert.
Procedures for the Nomination of Directors by Stockholders
Although, as previously disclosed, the Company does not anticipate holding an annual meeting of stockholders in 2022, the Nominating and Corporate Governance Committee has adopted procedures for the consideration of Board candidates submitted by stockholders. Stockholders can submit the names of candidates for director by writing to the Chair of the Nominating and Corporate Governance Committee, at Investors Bancorp, Inc., 101 JFK Parkway, Short Hills New Jersey 07078. The submission must include the following information:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	the qualifications of the candidate and why this candidate is being proposed;

•
the name, address and contact information for the nominated candidate, and the number of shares of Investors Bancorp common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

•
the name and address of the nominating stockholder as he/she appears on Investors Bancorp’s books, and number of shares of Investors Bancorp common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in a proxy statement pursuant to SEC Regulation 14A;

•	a statement detailing any relationship between the candidate and Investors Bancorp and between the candidate and any customer, supplier or competitor of Investors Bancorp;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.
A nomination submitted by a stockholder for presentation by the stockholder at an annual meeting of stockholders must comply with the procedural and informational requirements described in “Advance Notice of Business to be Conducted at an Annual Meeting.”
Stockholder and Interested Party Communication with the Board
A stockholder of Investors Bancorp who wants to communicate with the Board or with any individual director can write to the Chair of the Nominating and Corporate Governance Committee at Investors Bancorp, Inc., 101 JFK Parkway, Short Hills, New Jersey 07078. The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Chair will:

•	Forward the communication to the director(s) to whom it is addressed;

•	Handle the inquiry directly, for example where it is a request for information about Investors Bancorp or it is a stock-related matter; or

•	Not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate
At each Board meeting, the Chair of the Nominating and Corporate Governance Committee shall present a summary of all communications received since the last meeting and make those communications available to the directors upon request.
Code of Business Conduct and Ethics
Our employees, executive officers and directors take pride in our ability to maintain the highest ethical standards while continuing to provide products and services to our communities. Protecting our reputation for integrity is dependent on a shared commitment to our Core Values: Character, Commitment, Cooperation and Community, and treating all our stakeholders—our customers, clients, employees, stockholders, business partners and communities we serve—with integrity.
The Board has adopted a Code of Business Conduct and Ethics (the “Code”) to be followed by Investors Bancorp’s employees, officers (including its CEO, COO, CFO and CAO) and directors to communicate our commitment to ethical conduct and to describe our standards and expectations for integrity and ethical behavior. Directors, Named Executive Officers, executive officers and employees are required to read, understand and comply with the Code. Investors Bancorp requires that all new employees take Code training shortly after their commencement of employment and requires annual training for all directors and employees. All employees and directors must certify annually that they have read the Code and agree to abide by it.
The Code provides that any waivers for directors or executive officers may be made only by the Board of Directors and must be promptly disclosed to the stockholders. Investors Bancorp will post on its website any amendments to the Code and any waivers granted to its directors or executive officers. During 2021, the Board of Directors did not receive nor grant any request for directors or executive officers for waivers under the provisions of the Code.
Investors Bancorp expects and encourages its employees to report behavior that concerns them or may represent a violation of the Code. To ensure that our employees are comfortable in reporting such concerns or violations of the Code, we offer several channels by which employees may raise an issue or concern, including any actual or potential violation of the Code. One such channel is EthicsPoint, a website and telephone hotline that is available to employees 24 hours a day, 7 days a week. EthicsPoint complaints or concerns can be submitted anonymously. In addition, Investors Bancorp does not permit retaliation of any kind for good faith reports of ethical violations or misconduct of others. All reports are investigated promptly and fully, and effective remedial action is taken when appropriate. The Code encourages our employees to report any behavior that concerns them or may represent a violation of the Code. We also refer within the Code to specific reference to our Stand Up and Speak Policy, which was last modified in July 2020. Please see the “Stand Up and Speak Policy” discussion herein for further discussion relating to our Stand Up and Speak Policy.

The Code was last modified in November 2021 and is available on the “Governance Documents” section of the “Investors Relations” page of Investors Bank’s website at

www.investorsbank.com
.
Delinquent Section 16(a) Reports
Investors Bancorp’s common stock is registered with the SEC pursuant to Section 12(b) of the Exchange Act. The executive officers and directors of Investors Bancorp, and beneficial owners of greater than 10% of Investors Bancorp’s common stock, are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of Investors Bancorp’s common stock. The SEC rules require disclosure in Investors Bancorp’s Proxy Statement or Annual Report on Form
10-K
of the failure of an executive officer, director or 10% beneficial owner of Investors Bancorp’s common stock to file a Form 3, 4, or 5 on a timely basis. Based on Investors Bancorp’s review of ownership reports and confirmations by executive officers and directors, Investors Bancorp believes that, during 2021, its officers, directors and beneficial owners of greater than 10% of its common stock timely filed all required reports.
Risk Oversight Matters
The Board’s Role in Cybersecurity Oversight
As a financial services company entrusted with the safeguarding of sensitive information, our Board of Directors believes that a strong enterprise cybersecurity program is vital to effective cybersecurity risk management. The Board of Directors is committed to engaging in robust oversight of the Company’s cybersecurity program on an ongoing basis. The Board of Directors provides oversight of management’s efforts to address cybersecurity risk through the delivery of reports, including updates on current trends and issues, as well as presentations at meetings of the Risk Oversight Committee and the Board. The reports and presentations that the Board and the Risk Oversight Committee receive focus on the threat environment and vulnerability assessments, as well as specific cyber incidents and management’s efforts to monitor, detect and prevent cyber threats to the Company. These reports include descriptions of (i) management’s implementation of backup systems and other safeguards to support our operations; (ii) our establishment and regular testing of disaster recovery procedures; and (iii) regular review and assessment of our third-party service providers’ information systems safeguards against cyber-attacks, information breach or loss of information.
Risk Oversight Committee
The entire Board of Directors is engaged in risk oversight. However, the Board established a separate standing Risk Oversight Committee to facilitate its risk oversight responsibilities. The Chief Executive Officer and Chief Operating Officer serve as a resource to the Risk Oversight Committee but have no vote in the committee’s decision-making process. The Risk Oversight Committee Charter is posted on the “Governance Documents” section of the “Investors Relations” page of Investors Bank’s website at

www.investorsbank.com
.
The Risk Oversight Committee has responsibility for enterprise-wide risk management and determining that significant risks of Investors Bancorp are monitored by the Board of Directors or one of its standing committees. In addition, the Risk Oversight Committee reviews new products and services proposed to be implemented by management to determine that appropriate risk identification has occurred and that controls are considered to mitigate identified risks to an acceptable level. The Risk Oversight Committee is also responsible for reviewing and monitoring enterprise risk including interest rate, liquidity, operational, compliance, cybersecurity, strategic and reputational risks.
Audit Committee Matters
Audit Committee
The Board has determined that each member of the Audit Committee is independent as defined in the Nasdaq corporate governance listing rules and under SEC Rule
10A-3.
The Board considers Mr. Albanese, the Chair of the Audit Committee, and Mr. Stathoulopoulos each an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.
The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee’s Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Investors Bank’s website at

www.investorsbank.com
.
As noted in the Audit Committee Charter, the primary purpose of the Audit Committee is to assist the Board in overseeing:

•	The integrity of Investors Bancorp’s financial statements;

•	Investors Bancorp’s compliance with legal and regulatory requirements;

•	The independent auditor’s qualifications and independence;

•	The performance of Investors Bancorp’s internal audit function and independent auditor; and

•	Investors Bancorp’s system of disclosure controls and system of internal controls regarding finance, accounting, and legal compliance.
In furtherance of this purpose, this committee, among other things, shall:

•	Retain, oversee and evaluate a firm of independent registered public accountants to audit the annual financial statements;

•
Review the integrity of Investors Bancorp’s internal control over financial reporting, both internal and external, in consultation with the independent registered public accounting firm and the internal auditor;

•	Review the financial statements and the audit report with management and the independent registered public accounting firm;

•	Review earnings and financial releases and quarterly and annual reports filed with the SEC; and

•	Approve all engagements for audit and non-audit services by the independent registered public accounting firm.

The Audit Committee reports to the Board of Directors on its activities and findings.
Audit Committee Report
Pursuant to rules and regulations of the SEC, this Audit Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to the Annual Report on Form
10-K
into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Investors Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the SEC subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.
Management has the primary responsibility for Investors Bancorp’s internal control and financial reporting process, and for making an assessment of the effectiveness of Investors Bancorp’s internal control over financial reporting. The independent registered public accounting firm is responsible for performing an independent audit of Investors Bancorp’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and to issue an opinion on those financial statements, and for providing an opinion on the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes.
As part of its ongoing activities, the Audit Committee has:

•
reviewed and discussed with management, and the independent registered public accounting firm, the audited consolidated financial statements and the internal control procedures of Investors Bancorp for the year ended December 31, 2021;

•	discussed with the independent registered public accounting firm the matters required to be discussed

•	by the applicable requirements of the PCAOB and the SEC; and

•
received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm its independence from Investors Bancorp.

Based on the review and discussions referred to above, the Audit Committee has recommended to Investors Bancorp’s Board of Directors that the audited consolidated financial statements for the year ended December 31, 2021 be included in Investors Bancorp’s Annual Report on Form
10-K
for filing with the SEC. In addition, the Audit Committee approved the re-appointment
of KPMG LLP as the independent registered public accounting firm for the year ending December 31, 2022.

Audit Committee of Investors Bancorp, Inc.
Robert C. Albanese,
 Chair
Dennis M. Bone,
 Member
William V. Cosgrove,
 Member
John E. Harmon, Sr.,
 Member
Paul N. Stathoulopoulos,
 Member
Kim Wales,
 Member
James H. Ward III,
 Member
Compensation and Benefits Committee Matters
Compensation and Benefits Committee
The Board has determined that each member of the Compensation and Benefits Committee is independent as defined in the Nasdaq corporate governance listing rules and SEC Rule
10C-1.
The Compensation and Benefits Committee’s Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Investors Bank’s website at

www.investorsbank.com
.
As noted in the Compensation and Benefits Committee Charter, the purpose of the committee is to assist the Board in carrying out the Board’s overall responsibility relating to executive compensation, incentive compensation and equity and non-equity-based
benefit plans.
In furtherance of this purpose, this committee, among other things, shall:

•	Review and recommend to the independent directors of the Board for approval the Chief Executive Officer’s annual compensation, including salary, cash incentive, and equity compensation;

•
Review and recommend to the Board the evaluation process and compensation for Investors Bancorp’s executive officers and coordinate compensation determinations and benefit plans for all employees of Investors Bancorp;

•	Review Investors Bancorp’s incentive compensation and equity-based plans and make changes in such plans as needed;

•	Review, as appropriate and in consultation with the Nominating and Corporate Governance Committee, director compensation and benefits; and

•	Review the independence of the Compensation and Benefits Committee members, legal counsel and compensation consultants.

•	Review and discuss with management and the independent registered public accounting firm, the audited net assets of the 401(k) Plan and the financial statements of the ESOP.
In addition to these duties this Committee shall assist the Board in recruiting and succession planning.
The Compensation and Benefits Committee retains responsibility for all compensation decisions and recommendations to the Board of Directors as to Investors Bancorp’s Named Executive Officers. The Compensation and Benefits Committee utilizes information and benchmarks from an independent compensation consulting firm, industry trends, practices among our peer groups, and from other sources, to determine how executive compensation levels compare to those companies within the industry. The Compensation and Benefits Committee may review published data for companies of similar size, location, financial characteristics and stage of development among other factors.
In designing the compensation program for Investors Bancorp, this Committee takes into consideration methods to avoid encouraging the taking of excessive risk by executive management or by other employees. This Committee assessed risks posed by the incentive compensation paid to executive management and other employees and determined that Investors Bancorp’s compensation policies, practices and programs do not pose risks that are reasonably likely to have a material adverse effect on Investors Bancorp. In furtherance of the Committee’s ongoing oversight of the Company’s executive incentive compensation program, the Board in 2018 adopted the Executive Incentive Compensation Approval Policy. The purpose of this policy is to provide enhanced oversight, review, assessment and approval processes for this Committee, the Risk Oversight Committee and the Audit Committee in the setting of incentive compensation goals for the CEO, COO, the other Named Executive Officers, and other designated executive officers of the Company, to ensure that our incentive compensation arrangements appropriately balance risk and financial results in a manner that do not pose undue risk to the Company.
The basic elements of Investors Bancorp’s executive compensation program include base salary, annual cash incentive awards, long-term equity incentive awards and other benefit arrangements. In addition to determining the compensation payable to Investors Bancorp’s executive officers, including the CEO and other Named Executive Officers, the Compensation and Benefits Committee evaluates senior executive and director compensation plans and programs, administers and has discretionary authority over the issuance of equity awards under Investors Bancorp’s equity compensation plans and oversees the preparation of a report on executive compensation for inclusion in Investors Bancorp’s annual proxy statement or Annual Report on Form
10-K.
The Compensation and Benefits Committee is supported by the CEO, COO and other members of executive management, whom serve as a resource by providing input regarding Investors Bancorp’s executive compensation program and philosophy.
Compensation and Benefits Committee Interlocks and Insider Participation
During 2021, Ms. Siekerka served as chairperson of the Compensation and Benefits Committee and Ms. Wales, Messrs. Albanese, Bone, Stathoulopoulos and Ward served as members. None of these directors has ever been an officer or employee of Investors Bancorp; or an executive officer of another entity at which one of Investors Bancorp’s executive officers serves on the Board of Directors, or had any transactions or relationships with Investors Bancorp in 2021 requiring specific disclosures under SEC rules or Nasdaq listing standards. Ms. Byrnes, who also served as a member of the Compensation and Benefits Committee during 2021, is neither an executive officer of another entity at which one of Investors Bancorp’s executive officers serves on the Board of Directors, nor had transactions or relationships with Investors Bancorp in 2021 requiring specific disclosures under SEC rules. Ms. Byrnes was an officer of Investors Bank prior to her retirement in 2007.

ITEM 11.
EXECUTIVE COMPENSATION
Director Compensation
Director Fees
Each of the individuals who serve as a director of Investors Bancorp also serves as a director of Investors Bank. The non-employee
directors of Investors Bancorp and Investors Bank are compensated separately for service on each entity’s board. Employee directors are not compensated for serving as directors. The following table describes the components of non-employee
director compensation during 2021:

Compensation Element	Director Compensation ($)
Annual Fee for Investors Bancorp Non-Employee Director	24,000
Annual Fee for Investors Bank Non-Employee Director	73,200
Annual Fee for Lead Independent Director	25,000
Annual Fee for Committee Chair	10,000
Annual Fee for Audit Committee Member	15,000
Annual Fee for Compensation and Benefits Committee Member	15,000
Annual Fee for Nominating and Corporate Governance Committee Member	7,500
Annual Fee for Risk Oversight Committee Member	10,000
The Board of Directors establishes
non-employee
director compensation based on recommendations of the Compensation and Benefits Committee. The Compensation and Benefits Committee, on not less than an annual basis, engages the services of a compensation consultant and its external surveys to assist in the committee’s review of director compensation.
Stock Option and Stock Award Program
At the annual meeting of stockholders held on June 9, 2015, stockholders of the Company approved the 2015 Equity Plan, as described below in “Compensation Discussion and Analysis.” Directors are eligible to participate in the 2015 Equity Plan. Under this plan, officers and directors are eligible to receive awards of restricted stock and stock options to purchase shares of Investors Bancorp common stock (at an exercise price of no less than the market price of the common stock at the time of grant).
For the year ended December 31, 2021, there were no grants awarded to the directors.
Director Benefits
For individuals, who were directors as of 2007, and their spouses or spousal equivalents, Investors Bank sponsors a long-term care program. Individuals who became directors subsequent to 2007 are not eligible for the long-term care program. Directors became eligible to participate after one year of service either on the Board of Directors, through past employment or as counsel prior to becoming a director. Each individual policy is owned by the covered person. Investors Bank pays all premiums under the long-term care program but will stop paying premiums in the event of the participant’s: (i) resignation from the Board of Directors prior to attaining normal retirement age (except for health reasons); (ii) relocation outside of the country; or (iii) death. Spousal coverage will be terminated upon: (i) a participant’s resignation prior to normal retirement age (except for health reasons); (ii) divorce from the participant; (iii) the participant no longer qualifying for coverage; (iv) the spouse’s permanent relocation outside of the country; or (v) death. Participants who cannot be insured through an insurance company under the long-term care program will be self-insured by Investors Bank.

Deferred Directors Fee Plans
Investors Bancorp maintains the Investors Bancorp, Inc. Deferred Directors Fee Plan and Investors Bank maintains the Investors Bank Deferred Directors Fee Plan. Each
non-employee
member of the Board of Directors of Investors Bancorp and the Board of Directors of Investors Bank is eligible to participate in the respective plan and has the right to elect to defer the receipt of all or any part of the director fees earned as a member of the Board of Directors of Investors Bancorp or Investors Bank, as applicable. Compensation deferred under the plans and interest (at a rate equal to one and one-half
percent below the
 Wall Street Journal
 prime rate) thereon is payable upon the earlier of the participant’s death, disability or separation from service. Such deferred compensation will be payable in a lump sum, unless the participant has elected payment in monthly installments over a period of up to ten years. At December 31, 2021, there were no participants in the Investors Bancorp Deferred Directors Fee Plan or the Investors Bank Deferred Directors Fee Plan.
Split Dollar Life Insurance Agreements
Mr. Albanese, Mr. Bone and Ms. Siekerka are each party to individual split dollar life insurance agreements with Roma Bank, which were assumed by Investors Bank on December 6, 2013 in connection with the merger between Investors Bancorp and Roma Financial Corporation. Investors Bank owns a life insurance policy on the lives of Messrs. Albanese, Bone and Ms. Siekerka. Under the agreement, upon the death of the director, the proceeds of the policy are divided between the director’s beneficiary, who is entitled to $100,000 on the director’s death, and Investors Bank, which is entitled to the remainder of the death benefit. The director has the right to designate the beneficiary who will receive his or her share of the proceeds payable upon death.
Mr. Stathoulopoulos is party to a split dollar life insurance agreement with Marathon National Bank of New York, which was assumed by Investors Bank on October 15, 2012 in connection with the merger between Investors Bancorp and Marathon Banking Corporation. Investors Bank owns a life insurance policy on the life of Mr. Stathoulopoulos. Under the agreement, upon the death of the director, the proceeds of the policy are divided between the director’s beneficiary, who is entitled to $750,000 on the director’s death, and Investors Bank, which is entitled to the remainder of the death benefit. The director has the right to designate the beneficiary who will receive his or her share of the proceeds payable upon death.

Summary of Directors’ Compensation
The following table sets forth for the year ended December 31, 2021 certain information as to total compensation paid to non-employee
directors.
Directors’ Compensation Table

Name	Investors Bancorp Fees Earned or Paid in Cash ($)	Investors Bank Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Robert C. Albanese	74,000	73,200	—	—	—	654	147,854
Dennis M. Bone	96,500	73,200	—	—	—	495	170,195
Doreen R. Byrnes	66,500	73,200	—	—	—	17,905	157,605
William V. Cosgrove	56,500	73,200	—	—	—	30,129	159,829
James J. Garibaldi	34,000	73,200	—	—	—	—	107,200
John E. Harmon, Sr.	44,292	67,100	—	—	—	—	111,392
Michele N. Siekerka	66,500	73,200	—	—	—	172	139,872
Paul N. Stathoulopoulos	64,000	73,200	—	—	—	5,412	142,612
Kim Wales	48,667	67,100	—	—	—	—	115,767
James H. Ward III	74,000	73,200	—	—	—	—	147,200

(1)	Messrs. Albanese, Bone, Cosgrove, Garibaldi, Stathoulopoulos and Ward and Mses. Byrnes and Siekerka each had no unvested stock awards at December 31, 2021.
(2)	Messrs. Albanese, Bone, Cosgrove, Garibaldi, Stathoulopoulos and Ward and Mses. Byrnes and Siekerka each had no unexercised stock option awards at December 31, 2021.
(3)
This amount includes perquisites and other personal benefits, or property, if the aggregate amount for each director is at least $10,000. Specifically, this amount represents the premiums paid for long term care coverage for Ms. Byrnes and her spouse. In addition, the amount includes automobile allowance and club dues for Mr. Cosgrove. For Messrs. Albanese, Bone and Stathoulopoulos and Ms. Siekerka, this amount includes imputed income with respect to their split dollar life insurance agreements.

Other Matters
Director Stock Ownership Requirements
The Board believes its directors should have a financial investment in Investors Bancorp to further align their interests with stockholders. Directors are expected to own at least 25,000 shares of common stock (excluding stock options). Stock holdings are expected to be achieved within five (5) years of either the implementation of the ownership guidelines or the starting date of the individual, whichever is later.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2021 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	5,570,858	$12.46	17,529,907
Equity compensation plans not approved by stockholders	—	—	—
Total	5,570,858	—	17,529,907

(1)	Includes outstanding stock options to purchase 120,564 shares of common stock granted under the 2006 Equity Incentive Plan.
(2)
With respect to the stock options, the weighted average exercise price reflects an exercise price of $8.15 for 73,491 stock options granted in 2013; an exercise price of $10.28 for 47,073 stock options granted in 2014; an exercise price of $12.54 for 4,241,158 stock options granted in 2015; an exercise price of $11.83 for 110,560 stock options granted in 2016; an exercise price of $13.29 for 63,360 stock options granted in 2017; an exercise price of $12.99 for 40,000 stock options granted in 2018 and an exercise price of $12.53 for 995,216 stock options granted in 2019 under the Company’s stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.
Compensation Discussion and Analysis
In this section, we describe the Company’s executive compensation program. Our intent is to help stockholders understand the framework of our overall program, its objectives, and the rationale for the Compensation and Benefits Committee’s compensation decisions. This discussion is focused specifically on the compensation of the following executive officers, each of whom is named in the Summary Compensation Table and other compensation tables which appear later in this section. The following executives are referred to in this discussion as “Named Executive Officers” (“NEOs”).

Name	Title
Kevin Cummings	Chairman and Chief Executive Officer
Domenick A. Cama	President and Chief Operating Officer
Richard S. Spengler	Senior Executive Vice President and Chief Lending Officer
Sean Burke	Executive Vice President and Chief Financial Officer
Paul Kalamaras	Senior Executive Vice President and Chief Risk Officer
Executive Summary
2021 Compensation Highlights

•	There were no base salary increases in 2021 for our CEO or COO, but the base salary for Messrs. Spengler and Burke were increased to $480,000 and $475,000, respectively, in 2021.

•	There were no restricted stock awards or stock options granted in 2021 to our CEO, COO or other NEOs.

•
The Compensation and Benefits Committee advised our stockholders it might exercise discretion for 2020 incentive compensation in light of the
COVID-19
pandemic. The Committee decided not to use discretion for the CEO and COO and therefore their incentive goals, targets and measurements remained unchanged.

•	The CEO’s and COO’s incentive goals were measured exclusively by specific corporate goals tied to the financial results of the Company and did not include any individual goals.

•
For all employees, including our NEOs, the Company had to achieve net income at a level equal to or greater than 75% of the net income target amount for 2021 for any incentive to be paid, including incentives related to individual goals.

•	The 2021 target and maximum net income goal amounts were set to exceed 2020 achievement.

•
The Company’s net income exceeded 75% of the net income target amount for 2021 which enabled the CEO’s and COO’s incentive compensation to be measured on a balanced scorecard for the following Company financial components:

•	Earnings per share

•	Return on average assets

•	Loan quality

•
Based on the achievement of the corporate financial targets for the CEO and COO and corporate financial targets and individual goals for the other NEOs, the annual cash incentive awards were paid, between 105% and 175% of base salary, to our NEOs.

Compensation Governance Best Practices and Policies
We continually evaluate our executive compensation practices and policies. We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do	What We Don’t Do
✓ We design our incentive compensation arrangements to appropriately balance risk and financial results in a manner that does not pose undue risk to the Company.
✓ We utilize an independent compensation consultant to annually evaluate NEO cash and stock compensation based on the pay levels of comparable executives in fifteen-to-twenty
peer comparator banking companies.
✓ We pay incentive compensation based on measurable and verifiable corporate performance objectives.
✓ We consider multi-year financial performance when awarding long-term stock compensation.
✓ We conservatively vest stock compensation (generally five years).
✓ We require each of our NEOs to own Company common stock valued at a minimum of three-to-five
times their annual salary.
✓ We maintain a clawback policy for bonus and other incentive compensation paid to executive officers, which mitigates risk-taking behavior.
✓ We will place greater weight on performance when granting future equity awards.

✗ We don’t modify annual incentive compensation performance objectives during the year in which those objectives apply.
✗ We don’t require the base salaries and total cash compensation of our NEOs to attain any particular percentile position versus the compensation of executives in our peer comparator companies.
✗ We don’t allow directors and executive officers to engage in or effect transactions designed to hedge or offset economic risk of owning shares of our stock.
✗ We don’t allow directors and executive officers to hold company stock in a margin account or pledge securities as collateral.
✗ We don’t enter into new change of control agreements with single triggers.
✗ We have only limited perquisites.
✗ We don’t enter into new employment contracts with tax gross up provisions.

What Guides Our Program
Executive Compensation Philosophy
Investors Bancorp’s executive compensation program is designed to offer competitive cash and equity compensation and benefits that will attract, motivate and retain highly qualified and talented executives who will help maximize Investors Bancorp’s financial performance and earnings growth. In designing the compensation program for Investors Bancorp, the Compensation and Benefits Committee takes into consideration methods to avoid encouraging the taking of excessive risk by executive management or by other employees. Investors Bancorp’s executive compensation program is also intended to align the interests of its executive officers with stockholders by rewarding performance against established corporate financial targets, and by motivating strong executive leadership and superior individual performance. In this regard: (1) a substantial portion of the compensation payable to our NEOs is linked to financial and individual performance and is dependent on quantifiable achievement of goals; (2) the interests of our NEOs are aligned with the long-term interests of our stockholders through their stock-based and non-equity
incentive compensation, which are earned primarily based on the satisfaction of corporate performance metrics; (3) our focus is providing compensation that is commensurate with the achievement of short-term and long-term financial goals and individual performance; and (4) our executive compensation program is designed to be competitive to attract, retain and motivate our NEOs.
The Compensation and Benefits Committee regularly evaluates the level of annual incentive compensation, including the annual incentive compensation opportunity available to each of our NEOs based on the Company’s growth and financial performance, as well as peer competitive compensation practices, and overall marketplace conditions.
For 2021, our CEO’s cash compensation was 36% fixed and 64% variable. For our other NEOs, cash compensation for 2021 averaged 47% fixed and 53% variable.
Investors Bancorp’s executive compensation program allocates portions of total compensation between long-term and short-term compensation and between cash and non-cash
compensation by including competitive base salaries, an annual cash incentive plan, stock options and performance and time-based stock awards, supplemental executive retirement benefits and limited executive perquisites, which encourage long-term employment with Investors Bancorp.
The compensation paid to each NEO is based on the executive officer’s level of job responsibility, corporate financial performance measured against corporate financial targets, and an assessment of individual performance. A significant portion of each NEO’s total compensation is performance-based as each executive is in a leadership role that can significantly impact corporate performance.
2021
Say-on-Pay
Vote Results
At our 2021 annual meeting of shareholders, approximately 92% of the votes cast on the
Say-on-Pay
proposal were in favor of approving the resolution supporting executive compensation. The Compensation and Benefits Committee considers the results of this advisory resolution when evaluating and establishing our executive compensation programs. The Compensation and Benefits Committee believes that these voting results reflect strong confidence in our Board to exercise good judgment in structuring a thoughtful executive compensation program that benefits our shareholders. The Compensation and Benefits Committee intends to continuously improve our executive compensation arrangements and programs to meet evolving business conditions, address retention concerns and ensure consistent alignment with shareholder interests.
The Decision-Making Process
Role of the Compensation and Benefits Committee
The Compensation and Benefits Committee oversees the executive compensation program for our NEOs. The Committee is comprised of non-employee
directors determined by the Board to be independent as defined in the Nasdaq corporate governance listing rules and SEC Rule
10C-1. The
Compensation and Benefits Committee’s Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Investors Bank’s website at
 www.investorsbank.com
.

As noted in the Compensation and Benefits Committee Charter, the purpose of the Committee is to assist the Board in carrying out the Board’s overall responsibility relating to executive compensation, incentive compensation and equity and non-equity-based
benefit plans. The Compensation and Benefits Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the Committee.
Role of Executive Officers
The Compensation and Benefits Committee is responsible for designing and approving our executive compensation program. When appropriate, the CEO and COO will provide the Committee with the information it needs to make well-informed and appropriate decisions. The CEO and COO participate in Committee meetings purely in an informational and advisory capacity and have no votes in the Committee’s decision-making process. The CEO and COO do not attend portions of Committee meetings during which their performance is being evaluated or their compensation is being determined. The Compensation and Benefits Committee uses executive session to determine appropriate actions to be taken.
The Compensation and Benefits Committee will meet with the CEO and COO before establishing the incentive compensation performance metrics, including their respective weightings, and to review the progress towards the achievement of the pre-established
corporate financial targets and individual performance goals related to our cash and equity incentive plans. Also, the Committee requires the CEO and COO to provide the Committee with performance assessments and compensation recommendations for each of the other NEOs, which are considered by the Compensation and Benefits Committee in arriving at its compensation determinations.
Role of Compensation Consultant
For 2021, the Compensation and Benefits Committee engaged Pearl Meyer as an independent compensation consultant to assist in its evaluation of Investors Bancorp’s executive compensation program and provide an annual competitive evaluation of the total compensation of the NEOs. Pearl Meyer reports directly to the Compensation and Benefits Committee and does not perform any other services to Investors Bancorp or Investors Bank. Pearl Meyer provided the Compensation and Benefits Committee with executive compensation benchmarking trends and external developments, and also provided input on Investors Bancorp and Investors Bank’s overall compensation program and monitored their short-term and long-term incentive plans for best practices and market competitiveness.
Before engaging a compensation consultant, the Compensation and Benefits Committee considers the independence of the compensation consultant, taking into account the following factors: (1) other services provided to Investors Bancorp by the compensation consultant; (2) fees paid by Investors Bancorp as a percentage of the compensation consultant’s total revenue; (3) policies or procedures maintained by the compensation consultant that are designed to prevent a conflict of interest; (4) any business or personal relationship of the compensation consultant or the individual compensation advisors employed by the firm with any member of the Compensation and Benefits Committee; (5) any Investors Bancorp common stock owned by the compensation consultant or the individual compensation advisors employed by the firm; and (6) any business or personal relationship of the compensation consultant or the individual compensation advisors employed by the firm with any executive officer of Investors Bancorp. In this regard, prior to an engagement, the Compensation and Benefits Committee requests and receives a report from a compensation consultant regarding its independence. After evaluation of the forgoing factors and review of the report provided by Pearl Meyer, the Compensation and Benefits Committee concluded that Pearl Meyer was independent and had no conflicts of interest with respect to its engagement.
Market Comparison
For 2021, Pearl Meyer compared Investors Bancorp’s executive compensation program to peer group compensation data. Pearl Meyer provided the Compensation and Benefits Committee with relevant competitive cash and stock compensation information obtained from public disclosures of a selected peer group of 19 banking institutions to be used for evaluating 2021 compensation. These included banking institutions with assets of $21.2 billion to $60.3 billion at June 30, 2020, having an asset mix similar to Investors Bancorp and doing business primarily in the Northeast and Central regions of the United States. The average net interest income reported for the peers at the time of evaluation was $1.2 billion using the year ended December 31, 2019.
Our peer comparator companies are reviewed by the Compensation and Benefits Committee for suitability and may be modified from year-to-year
based on several factors, including significant changes and developments in the size, scope, business mix and financial condition of Investors Bancorp and each of the potential peer comparators. In addition, the Compensation and Benefits Committee considers the impact of completed mergers and acquisitions activity in our geographic region and relevant areas of competitive banking operations, as well as other publicly-announced business combinations within the broader banking industry. The Compensation and Benefits Committee also considers pertinent competitive industry knowledge and information provided by its compensation advisors and senior management.
2021 Peer Group
The group of companies approved by the Compensation and Benefits Committee for the evaluation of 2021 NEO compensation consisted of the 17 peer banking institutions identified below:

BankUnited—FL	Signature Bank—NY
Commerce Bancshares, Inc.—MO	Sterling Bancorp—NY
First Horizon National Corporation —TN	UMB Financial Corporation—MO
Flagstar Bancorp—MI	Umpqua Holdings Corporation—OR
F.N.B Corporation—PA	Valley National Bancorp—NJ
Fulton Financial Corporation— PA	Webster Financial Corporation—CT
New York Community Bancorp, Inc.—NY	Western Alliance Bancorporation—AZ
Old National Bancorp—IN	Wintrust Financial Corporation—IL
Prosperity Bancshares, Inc.—TX

While our executive compensation program is designed such that each NEO’s base salary, annual cash incentives and long-term equity compensation are commensurate with corporate and personal performance, Investors Bancorp has no formal policy that requires the compensation of the NEOs to attain any specific percentile position within our peer group. However, the Compensation and Benefits Committee carefully reviewed detailed comparative information provided by its compensation consultant regarding the cash and stock compensation of each NEO, which included (i) a detailed comparative study of the cash and stock compensation of the NEOs of the selected peer companies on a functionally position-matched basis and (ii) statistical median and average value of the detailed array of comparative executive compensation data for each element of NEO compensation. This comparative compensation study also includes specific information regarding the cash and stock compensation provided to the non-employee
Directors of each of the peer comparator companies.
Elements of Executive Compensation for 2021
The Compensation and Benefits Committee used a total compensation approach in establishing our elements of executive compensation, which consist of base salary, annual cash incentive awards, long-term incentive awards (such as stock option and restricted stock awards), a competitive benefits package and limited perquisites.
Base Salary
Base salary is the primary fixed component of our executive compensation package for our NEOs. Base salary levels for the NEOs are evaluated by the Compensation and Benefits Committee on an annual basis. In general, base salaries are reviewed considering the experience and market value of each NEO based on the competitive executive salary information furnished to the Compensation and Benefits Committee by its compensation consultant. Specifically, each NEO’s base salary level is determined by his sustained individual performance, leadership, operational effectiveness, tenure in office, experience in the industry and the employment market conditions in our geographical area. For 2021, there were no base salary increases for our CEO or COO. For 2021 there was an increase to base salary for our Chief Financial Officer and Chief Lending Officer.
The Compensation and Benefits Committee considered Investors Bancorp’s financial performance, and peer group and market-based industry salary data provided by the Committee’s compensation consultant for 2021, as well as the individual factors identified above.
The following table sets forth the salary earned by our NEOs for the calendar years ended December 31, 2021 and 2020:

Executive Officer	2021 Salary ($)	2020 Salary ($)
Kevin Cummings	1,075,000	1,075,000
Domenick A. Cama	725,000	725,000
Richard S. Spengler	480,000	465,000
Sean Burke	475,000	450,000
Paul Kalamaras	450,000	450,000
Executive Officer Annual Incentive Plan
Each of the NEOs participated in the Executive Officer Annual Incentive Plan in 2021. Each NEO’s annual cash incentive award opportunity is defined as a percentage of base salary. Award opportunities are linked to specific targets and range of performance results for both annual corporate financial performance and individual goals.

The Compensation and Benefits Committee believes that executive annual incentive compensation should be formally tied to the attainment of certain corporate financial targets and individual performance goals to align the executive’s performance with providing value for our stockholders. The corporate financial target for 2021 was based on net income, earnings per share, return on average assets and loan quality. Individual goals represent the clear assignment by the Board and its Compensation and Benefits Committee of direct personal accountability for specific financial, organizational, operational, risk management, and information systems objectives to one or more of our NEOs. In this context, the individual goals assigned by the Compensation and Benefits Committee are quantifiable, measurable and otherwise verifiable performance objectives, the attainment of which contribute significantly to the growth, profitability, productivity and efficiency of our business operations and corporate health. No award opportunities for our CEO and COO under the Executive Officer Annual Incentive Plan was linked to individual performance goals.
In many cases, these individual goals include personal accountability on the part of one or more NEO for critical performance with respect to standard banking industry and other public company metrics (e.g., deposit growth, efficiency ratio, loan delinquency and other such goals). In our view, individual goals have served to strengthen the effectiveness of our executive compensation program and continue to have a significant positive impact on our managerial performance. We believe that this incentive plan structure allows our NEOs to effectively plan, organize, supervise, monitor and evaluate the key functional areas and departments for which they are responsible, and through which our most important corporate objectives are achieved.
The corporate financial targets and individual goals are established by the Compensation and Benefits Committee no later than 90 days after the commencement of the period of service to which the performance goal relates, but in no event after 25% of the performance period has elapsed, and in either case, so long as the outcome is substantially uncertain at the time that the goal is established. Such targets and goals are weighted in relation to the NEO’s position and duties. As corporate financial targets and/or individual performance goals exceed or fall short of achievement levels (which are established at Threshold, Target and Maximum Achievements), the actual amount paid under the plan will exceed or fall short of the targeted payment amount.
2021 Financial Performance – Incentive Achievement
Total assets increased $1.78 billion, or 6.9%, for the year ended December 31, 2021, driven primarily by an increase of $1.76 billion in net loans. Our ongoing strategy is to continue to enhance our commercial banking capabilities and maintain a well-diversified loan portfolio. We have shifted focus to C&I originations while maintaining our commercial real estate and multi-family portfolio and continue to be diligent in our underwriting and credit risk monitoring of these portfolios. The overall level of non-performing
loans remains low compared to our national and regional peers.
Capital management continues to be a key component of our business strategy. We continue to manage our capital through a combination of organic growth, stock repurchases, cash dividends and acquisitions. Effective capital management and prudent growth allows us to effectively leverage the capital from the Company’s public offerings, while being mindful of tangible book value for stockholders.

For the year ended December 31, 2021, our total shareholder return was 15.22% which was favorable when compared with our median peer total shareholder return of 4.96%. During 2021, the Company paid cash dividends to stockholders of $0.56 per share totaling $138.6 million and repurchased $12.1 million of stock as part of our capital management strategy to manage capital through organic growth, stock repurchases, cash dividends and acquisitions.

The tables below highlight the Company’s 2021 performance as compared to either (i) the Company’s 2020 performance or (ii) the median 2021 performance of the Company’s peer group. The 2021 peer group is defined above in the “Market Comparison” section of this Amendment No. 1 to the Annual Report on Form
10-K.

	ISBC 2020	ISBC 2021
Net Income (in millions)	$221.6	$313.3
EPS	$0.94	$1.33

	ISBC 2021	Peers 2021
ROAA – Return on Average Assets	1.17%	1.16%
Credit Quality – Non Performing Assets/ Assets	0.42%	0.43%
Capital Levels – Common Equity Tier 1 Ratio	12.82%	11.58%
Total Shareholder Return – Year Ended December 31, 2021	15.22%	4.96%
2021 Incentive Opportunity
The Compensation and Benefits Committee regularly evaluates the level of annual incentive compensation, including the annual incentive compensation opportunity available to each of our NEOs based on the Company’s growth and financial performance, as well as peer competitive compensation practices, and overall marketplace conditions. The Company’s objective is to continue to provide annual incentive opportunities that are commensurate with our annual financial and operational results, as well as each NEO’s personal contribution to those results.
For 2021, the Compensation and Benefits Committee established the following range of annual cash incentive award opportunities for Threshold, Target and Maximum Achievements as a percentage of base salary:

Executive Officer	Threshold (1)	Target (1)	Maximum (1)
Kevin Cummings	87.5%	131.3%	175.0%
Domenick A. Cama	70.0%	105.0%	140.0%
Richard S. Spengler	52.5%	78.8%	105.0%
Sean Burke	52.5%	78.8%	105.0%
Paul Kalamaras	52.5%	78.8%	105.0%

(1)	Assumed 50%, 75% and 100% achievement of all individual goals at Threshold, Target and Maximum, respectively.

For 2021, the Compensation and Benefits Committee weighted each NEO’s annual cash incentive award opportunity (as a percentage of the total award opportunity) with respect to the corporate financial target and individual goals as follows:

Executive Officer	Corporate Financial Targets	Individual Goals
Kevin Cummings	100%	0%
Domenick A. Cama	100%	0%
Richard S. Spengler	40%	60%
Sean Burke	60%	40%
Paul Kalamaras	30%	70%
Corporate Financial Targets
For our NEOs, the corporate financial targets were (i) earnings per share, (ii) return on average assets and (iii) loan quality as measured by the percentage variance between our commercial loan delinquency and our peers. For employees other than our NEOs, the Company’s corporate financial target for 2021 was net income. In addition, for all employees including our NEOs, the Company had to achieve net income at a level equal to or greater than 75% of the net income goal at target for 2021 for any incentive to be paid, including incentives related to individual goals.
The Compensation and Benefits Committee established the following Threshold, Target and Maximum achievement levels for the corporate financial targets:

Metric	Threshold 50% Payout	Target 75% Payout	Maximum 100% Payout
Net income (in millions)	$225	$245	$265
Earnings per share	$0.97	$1.05	$1.14
Return on average assets	0.82%	0.89%	0.97%
Loan quality	10.00%	7.00%	5.00%
The net income goals at threshold, target and maximum were higher than the corresponding net income goals for 2020. Both the Target and Maximum goals were set to exceed the 2020 net income achievement.
For 2021, the Compensation and Benefits Committee weighted the CEO and COO corporate financial targets as earnings per share (50%), return on average assets (30%) and loan quality (20%). For all other NEO’s corporate financial targets were weighted earnings per share (50%) and return on average assets (50%).
Individual Goals
The individual goals established by the Compensation and Benefits Committee were aligned with each NEO’s area of responsibility at Investors Bancorp and related to the successful implementation of our strategic initiatives. For 2021, Messrs. Cummings’ and Cama’s incentive opportunities were entirely based on corporate financial targets. Messrs. Spengler’s, Kalamaras’ and Burke’s individual goals were related to the following:

•
Mr. Spengler’s individual goals included loan delinquencies to remain within a range of variances to our peer group. In addition, specific metrics were established with a range of attainment between threshold and maximum for loan growth and deposit growth.

•
Mr. Kalamaras’ individual goals included implementation of effective information security controls associated with the migration of on premises data centers to a cloud based platform, enhancement of the bank’s Community Reinvestment Act program which included lending, service and investment elements, assessment of the effectiveness of the Bank’s business continuity program, expanding oversight of disaster recovery readiness and ransomware recovery, and implementation of enhanced fraud mitigation technologies.

•	Mr. Burke’s individual goals were related to enhancing profitability and regulatory reporting, refining the allowance for credit loss presentation, and the evaluation of tax strategies.
2021 Incentive Achievement
For 2021, the net income utilized for evaluation of the corporate goal achievement was $334.2 million, which exceeded the Maximum achievement levels. In determining net income for 2021, the Compensation and Benefits Committee made adjustments due to events that were considered extraordinary, unusual or non-recurring,
as contemplated by our Incentive Plan. Specifically, these adjustments were due to the cost of early extinguishment of wholesale funding, branch rationalization costs, acquisition-related expenses and shareholder matter expenses. The adjustments were as follows:

($ in millions)	Net Income	EPS
Reported	$313.3	$1.33
Cost of early extinguishment of wholesale funding	10.2	0.04
Branch rationalization costs	6.6	0.03
Acquisition-related expenses	11.5	0.04
Shareholder matter	0.3	0.00
Tax impact	(7.7)	(0.03)
Adjusted	$334.2	$1.41
Adjusted ROAA was 1.25% for 2021. Below is the percentage achievement for each of the corporate financial targets. Both EPS and ROAA were achieved between Target and Maximum and both loan quality and core deposit growth were achieved at the Maximum level.

	EPS (adjusted)	ROAA (adjusted)	Loan Quality
Achievement	100%	100%	100%

Executive Officer	EPS Weighting	ROAA Weighting	Loan Quality Weighting
Kevin Cummings	50%	30%	20%
Domenick A. Cama	50%	30%	20%
Richard S. Spengler	50%	50%	n/a
Sean Burke	50%	50%	n/a
Paul Kalamaras	50%	50%	n/a

Based upon the foregoing and the assessment of the NEO’s individual performance relative to their pre-established
individual goals, the Compensation and Benefits Committee approved the following annual cash incentive awards on February 28, 2022:
2021 Annual Cash Incentive Awards

			Bonus Guidelines		Achievement
Executive Officer	Eligible Earnings ($)	Maximum Bonus (%)	Corporate Goals	Individual Goals	Corporate Goals	Individual Goals	Cash Incentive ($)	Percent of Salary
Kevin Cummings	1,075,000	175%	100%	0%	100%	NA	1,881,250	175%
Domenick A. Cama	725,000	140%	100%	0%	100%	NA	1,015,000	140%
Richard S. Spengler	480,000	105%	40%	60%	100%	100%	504,000	105%
Sean Burke	475,000	105%	60%	40%	100%	100%	498,750	105%
Paul Kalamaras	450,000	105%	30%	70%	100%	100%	472,500	105%
Equity Incentive Plan
At the annual meeting of stockholders held on June 9, 2015, stockholders of the Company approved the Investors Bancorp, Inc. 2015 Equity Incentive Plan (“2015 Equity Plan”). Under the 2015 Equity Plan, individuals including officers and directors are eligible to receive awards of restricted stock and stock options to purchase shares of Investors Bancorp common stock (at an exercise price of no less than the market price of the common stock at the time of grant). A total of 30,881,296 shares (13,234,841 restricted stock awards and 17,646,455 stock options) of Investors Bancorp common stock were authorized for issuance under the 2015 Equity Incentive Plan. Awards to non-management
Directors were limited to 30% of the shares reserved under the 2015 Equity Incentive Plan.
During the year ended December 31, 2021, the Company awarded 262,281 restricted stock awards and no options under the 2015 Equity Plan. None of these grants were issued to directors or NEOs.
Settlement of Stockholder Litigation
Following the approval of the 2015 Equity Plan, on June 23, 2015, Investors Bancorp granted to executive officers, employees and directors a total of 6,849,832 restricted stock awards and 11,576,611 stock options to purchase Investors Bancorp common stock. Of this 2015 grant, a total of 3,333,333 restricted stock awards and 4,453,331 stock options were awarded to NEOs. Mr. Cummings was awarded 1,000,000 restricted stock shares, vesting in equal installments over a seven-year period, of which 250,000 shares were subject to the Company’s satisfaction of certain performance criteria. Mr. Cummings was also awarded 1,333,333 stock options exercisable at the then-market price, vesting in equal installments over a seven-year period. Mr. Cama was granted 800,000 restricted stock awards, vesting equally over seven years, with 200,000 shares being conditioned upon the Company meeting certain performance criteria, and 1,066,666 stock options, vesting equally over seven years, exercisable at the then-current market price. The performance shares awarded to Messrs. Cummings and Cama were ultimately determined to be earned at 70% of target, and the shares so earned were vested in three annual installments through February 2020.
Also on June 23, 2015, each
non-executive
director was awarded (i) 250,000 stock options exercisable at the then-current market price, and (ii) 100,000 shares of restricted stock, in each case vesting in equal installments over five years, except for former directors Robert Cashill and Brian Dittenhafer, who were each awarded 150,000 shares of restricted stock, vesting in equal installments over three years.

The June 23, 2015 awards were made at an important milestone in the Company’s history, namely, the completion of its conversion from a mutual holding company to a fully public company, and were the result of a review and assessment process conducted by the Compensation and Benefits Committee, in consultation with external compensation and legal advisors, who had provided the Committee with information relating to the grant practices of companies that had converted from the mutual to stock form of organization and, in particular, companies of comparable size that had completed a two-step
mutual-to-stock
conversion (a “Second Step Conversion”).
Following the filing of the Company’s proxy statement in April 2016, three stockholder complaints were filed in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company, which was named a nominal defendant, against certain current and former directors of the Company, including Messrs. Cummings and Cama (collectively, the “Director Defendants”). The complaints alleged breaches of fiduciary duty and unjust enrichment by the Director Defendants in connection with the equity grants awarded on June 23, 2015. The three complaints were consolidated by the Court of Chancery and captioned
 In re Investors Bancorp, Inc. Stockholder Litigation (the “Action”)
, and the Company and the Director Defendants moved to dismiss the Action for failure to state a claim and for failure to make a demand on the board of directors before filing suit. In an opinion issued April 5, 2017, the Court of Chancery granted the motions and dismissed the Action against the non-employee
directors because the 2015 Equity Plan contained meaningful, specific limits on awards to all director beneficiaries, and therefore the awards to the non-employee
directors were ratified by the stockholders and entitled to business judgment protection. The Court of Chancery also dismissed the claims directed to the directors who were executive officers because the plaintiffs failed to make a pre-suit
demand on the board.
The plaintiffs appealed the Court of Chancery dismissal of the Action. In December 2017, the Delaware Supreme Court reversed, overturning existing Court of Chancery precedent regarding the availability of the ratification defense where stockholders have approved an equity plan which provides directors with discretion to grant themselves awards within certain limits, and holding that such awards are subject to entire fairness review. The Supreme Court further held that because the complaint alleged that the awards to Messrs. Cummings and Cama were made nearly contemporaneously with the directors’ own awards, pre-suit
demand on the board would have been futile, and the claims pertaining to those awards could not be dismissed at the pleading stage.
During 2018, the Company, the Director Defendants and the plaintiffs engaged in significant discovery, including the production and review of approximately 85,000 pages of documents and the taking of multiple depositions of the directors and other non-parties.
The Director Defendants and plaintiffs also engaged in two
full-day
mediation sessions, at the conclusion of which the parties reached a settlement of the action.
On March 6, 2019, the Company, the directors and the plaintiffs caused to be filed with the Court of Chancery a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”).

A Notice of Pendency of Derivative Action, Proposed Settlement and Settlement Hearing (the “Settlement Notice”) was mailed to all stockholders of record, as well as to other persons or entities who held shares of the Company for the benefit of others, as of March 6, 2019. Among other things, the Settlement Notice described the terms of the settlement and indicated that the hearing to determine whether the Court of Chancery should approve the settlement would take place on May 23, 2019 in Dover, Delaware.
Nothing in the Settlement Agreement authorized, restricted or limited the power and ability of the Board of Directors to make future grants under the 2015 Equity Plan or a successor plan, or to otherwise provide compensation to any of the directors in the ordinary course. The Settlement Notice stated that the Compensation and Benefits Committee intended to consider whether to grant new or replacement awards under the 2015 Equity Plan to Messrs. Cummings and Cama.
In March 2019, the Compensation and Benefits Committee, with the assistance of Pearl Meyer, its independent compensation consultant, and Sullivan & Cromwell LLP, as compensation practices counsel, commenced a process to consider the issuance of equity grants to Messrs. Cummings and Cama to replace those being surrendered pursuant to the terms of the Settlement Agreement. The Compensation and Benefits Committee, with the assistance of its independent advisors, conducted various analyses to determine whether replacement grants should be made, and, if so, at what levels. These analyses included a review of grant practices and total direct compensation for CEOs and COOs at institutions similar to the Company, including the grant practices of companies which had converted from a mutual to stock form of organization, particularly companies of comparable size which had completed a Second Step Conversion.
On May 20, 2019, the Compensation and Benefits Committee authorized and approved, and recommended to the Board of Directors, the issuance of replacement awards of (i) 925,000 shares of restricted stock and 525,120 stock options to Mr. Cummings, and (ii) 740,000 shares of restricted stock and 420,096 stock options to Mr. Cama (collectively the “Replacement Awards”). The Board of Directors, excluding Messrs. Cummings and Cama, determined that it was advisable and in the best interests of the Company to approve and issue the Replacement Awards, subject to the surrender of the awards previously made to Messrs. Cummings and Cama in 2015 pursuant to the Settlement Agreement.
In granting the Replacement Awards to Messrs. Cummings and Cama, the Compensation and Benefits Committee and the Board of Directors indicated that the Replacement Awards were intended to modify and replace the awards previously made to Messrs. Cummings and Cama in 2015 and were not new awards. This resulted in the Compensation and Benefits Committee determining to use the same vesting schedule for the Replacement Awards as had been utilized in the awards previously granted to Messrs. Cummings and Cama in 2015.
The Settlement hearing was held on May 23, 2019. On June 21, 2019, the Court entered an order approving the settlement. On July 21, 2019 the settlement became effective. Accordingly, pursuant to the terms of the Settlement Agreement (i) a total of 2.5 million stock options, which constituted all of the stock options granted to non-employee
directors (excluding Brendan J. Dugan who is deceased) and stock options granted to Paul Stathoulopoulos (who was not a director of the Company at the time of the equity grant on or about June 23, 2015) were surrendered; (ii) a total of 95,694 shares of restricted stock granted to the then non-employee
directors of the Company and to then
non-director
Paul Stathoulopoulos scheduled to vest in 2020 were surrendered; and (iii) 100% of the stock options and restricted stock granted to Messrs. Cummings and Cama on or about June 23, 2015 were surrendered.
The Replacement Awards were issued to Messrs. Cummings and Cama on July 22, 2019. The Replacement Awards were issued from the 2015 Equity Plan. The stock options have an exercise price of $12.54 per share; 25% of the stock options vested upon issuance with the remaining to vest ratably on June 23, 2020, June 23, 2021 and June 23, 2022. 545,241 shares of the restricted stock issued to Mr. Cummings and 436,190 shares of the restricted stock issued to Mr. Cama vested on July 22, 2019, with the remainder to vest on the same vesting schedule as was applicable to the June 23, 2015 awards (ratably on June 23, 2020, June 23, 2021 and June 23, 2022). In addition, neither Mr. Cummings nor Mr. Cama had received any other equity grants since 2015.

Below is a summary of the grant date fair value of stock options and stock awards granted to Messrs. Cummings and Cama on June 23, 2015 as well as the Replacement Awards issued to Messrs. Cummings and Cama on July 22, 2019. All stock options and stock awards granted on June 23, 2015 to Messrs. Cummings and Cama were either surrendered pursuant to the Settlement Agreement or forfeited in 2018 due to the level of achievement of the performance-based awards.

Name	Award Type	2015 Original Awards ($) (1)	2019 Replacement Awards ($) (2)	Change in Fair Value ($)
Kevin Cummings	Stock Options	4,159,999	467,357	(3,692,642)
	Restricted Stock	12,540,000	10,230,500	(2,309,500)

		16,699,999	10,697,857	(6,002,142)
Domenick A. Cama	Stock Options	3,327,998	373,885	(2,954,113)
	Restricted Stock	10,032,000	8,184,400	(1,847,600)

		13,359,998	8,558,285	(4,801,713)

(1)
Represents the grant date fair value of the awards determined in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to the audited financial statements included in the Annual Report on Form
10-K
for the calendar year ended December 31, 2015. The fair value of the stock option awards was $3.12 as computed in accordance with FASB ASC Topic 718. The stock price on June 23, 2015 was $12.54. In 2018, Messrs. Cummings and Cama forfeited performance-based restricted shares with a grant date fair value of $940,500 and $752,400, respectively, as the performance-based restricted shared were deemed earned at 70% of target.

(2)
Represents the grant date fair value of the awards determined in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 12 to the audited financial statements included in the Annual Report on Form
10-K
for the calendar year ended December 31, 2019. The fair value of the stock option awards was $0.89 as computed in accordance with FASB ASC Topic 718. The stock price on July 22, 2019 was $11.06.

On September 26, 2019, one of the plaintiffs who had brought the shareholder derivative action in 2016, which was the subject of the settlement, filed a new complaint in the Delaware Court of Chancery captioned Elburn v. Albanese, et. al (the “2019 Action”), alleging that the Replacement Awards described above were excessive, that the directors who approved these awards were not disinterested, and that the Company had not properly disclosed the issuance of the Replacement Awards prior to its 2019 Annual Meeting of Stockholders. Defendants filed a motion to dismiss the 2019 Action; in April 2020 the Delaware Court of Chancery issued its ruling denying the motion to dismiss and directing that limited discovery be conducted in the action. In July 2020 the Company and the individual defendants filed a motion for interlocutory appeal of the Delaware Court of Chancery decision with the Delaware Supreme Court. In August 2020 the Delaware Supreme Court issued its ruling denying the motion for appeal. The parties engaged in limited discovery and a trial date was set for the 2019 Action for November, 2022. In September 2021, the plaintiffs filed a motion to expedite the trial and sought a trial date for the end of 2021 or earlier in 2022. On October 22, 2021, the Delaware Court of Chancery denied the motion for an expedited trial. As of April 5, 2022, the 2019 Action remains pending.
Other Elements of Compensation
Benefits
Investors Bank provides its executives, including the NEOs, with medical, dental and vision insurance, disability insurance and group life insurance coverage consistent with the same benefits provided to all of its full-time employees. The NEOs are participants in our qualified retirement plans, including the ESOP, and 401(k) Plan offered to all full-time employees of Investors Bank and designated subsidiaries, and the Bank’s non-qualified
Supplemental ESOP and Retirement Plan (“SERP I”). The NEOs have accrued benefits under the Pentegra Defined Benefit Plan for Financial Institutions, formerly known as the Financial Institutions Retirement Fund, which is a tax-qualified
multiple employer defined benefit pension plan (the “Defined Benefit Plan”) and the Executive Supplemental Retirement Wage Replacement Plan (“SERP II”) that were each frozen as of December 31, 2016. Additionally, Investors Bank sponsors a long-term care program for certain of its executive officers and their spouses or spousal equivalents. Each individual policy is owned by the covered person. Investors Bank pays all premiums under the long-term care program but will stop paying premiums in the event of the participant’s: (i) termination for cause; (ii) retirement; (iii) relocation outside of the country; or (iv) death. Spousal coverage will be terminated upon: (i) a participant’s termination or retirement; (ii) divorce from the participant; (iii) the participant no longer qualifying for coverage; (iv) the spouse’s permanent relocation outside of the country; or (v) death. Participants who cannot be insured through an insurance company under the long-term care program will be self-insured by Investors Bank.
ESOP
Under the ESOP, employees of Investors Bank and any subsidiary (unless excluded by the ESOP) who have been credited with at least 1,000 hours of service during a
12-month
period are eligible to participate in the ESOP. In 2005, the ESOP utilized proceeds from a loan received from Investors Bancorp to purchase 10,847,883 shares of common stock for the ESOP in connection with Investors Bancorp’s initial public offering in 2005. In connection with the completion of the Second Step Conversion and related stock offering on May 7, 2014, the ESOP purchased an additional 6,617,421 shares of common stock. The Company refinanced the outstanding principal and interest balance of $33.9 million and borrowed an additional $66.2 million to purchase the additional shares. The purchased shares serve as collateral for the loan. The loan is being repaid principally through annual contributions to the ESOP by Investors Bank and dividends paid on the unallocated ESOP shares over the
30-year
loan. Shares purchased by the ESOP are held in a suspense account for allocation among the participants’ accounts as the loan is repaid on a pro-rata
basis.
Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated to each eligible participant’s plan account, based on the ratio of each participant’s compensation to the total compensation of all eligible participants. Vested benefits will be payable generally upon the participants’ termination of employment and will be paid generally in the form of Investors Bancorp common stock. Pursuant to FASB ASC Topic
718-40,
we are required to record a compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.
401(k) Plan
Investors Bank maintains the 401(k) Plan, a
tax-qualified
defined contribution retirement plan, for all employees who have satisfied the 401(k) Plan’s eligibility requirements. All eligible employees may begin participation in the 401(k) Plan on the first day of the plan year or the first day of the month following the date on which the employee attains age 21. A participant may contribute up to 60% of his or her compensation to the 401(k) Plan on a pre-tax
basis, subject to the limitations imposed by the Internal Revenue Code. For 2021, the salary deferral contribution limit is $19,500. However, a participant over age 50 may contribute an additional $6,500 to the 401(k) Plan. A participant is always 100% vested in his or her salary deferral contributions. In addition to salary deferral contributions, the 401(k) Plan provides that Investors Bank will make an employer contribution equal to 50% of the participant’s salary deferral contribution, provided that such amount does not exceed 8% of the participant’s compensation earned during the 2021 plan year. In addition, during 2021, the 401(k) Plan did not include a discretionary profit sharing contribution. Participants will become 100% vested in their employer contributions after completing three years of credited service (which is a three-year cliff vesting schedule). However, a participant will immediately become 100% vested in any employer contributions upon the participant’s disability or attainment of age 65 while employed with Investors Bank. Generally, unless a participant elects otherwise, the participant’s benefit under the 401(k) Plan is generally payable in the form of a lump sum payment as soon as administratively feasible following his or her termination of employment with Investors Bank, provided, however that a participant can elect to receive a distribution of his or her vested account upon attaining age 59 1/2.
Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available. In connection with the Second Step Conversion and related stock offering, each participant was eligible to make a one-time
purchase of Investors Bancorp common stock through the 401(k) Plan, provided that the purchase did not exceed 50% of the participant’s account balance. Investors Bancorp common stock is not currently an investment option available under the 401(k) Plan.
Defined Benefit Pension Plan
As of December 31, 2016, the Defined Benefit Plan was frozen. Freezing the plan eliminated all future benefit accruals and each participant’s frozen accrued benefit was determined as of December 31, 2016 with no further benefits accrued subsequent to December 31, 2016.
Investors Bank participates in the Defined Benefit Plan. All employees age 21 or older who had completed one year of employment with Investors Bank were eligible for participation in the Defined Benefit Plan the first of the month following their one-year
anniversary; however, only employees who had been credited with 1,000 or more hours of service with Investors Bank were eligible to accrue benefits under the Defined Benefit Plan. Effective with the freezing of the plan on December 31, 2016, employees hired after November 30, 2015 are ineligible for participation in the plan as they would not meet the service eligibility requirement. Investors Bank annually contributes an amount to the plan necessary to satisfy the minimum funding requirements established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
The retirement benefit formula under the Defined Benefit Plan provides for a nonintegrated unit accrual formula with an annual accrual rate of 1.25% of the participant’s high five-year average salary, with a
30-year
salary cap. A participant’s average annual compensation is the average annual compensation over the five consecutive calendar years out of the last 10 calendar years in which the participant’s compensation was the greatest, or over all calendar years if less than five.

The regular form of retirement benefit is a straight life annuity (if the participant is single) and a joint and survivor annuity (if the participant is married). However, various alternative forms of joint and survivor annuities may be selected instead. If a participant dies while in active service, after having become fully vested, a qualified 100% survivor benefit will be payable to the participant’s beneficiary. Benefits payable upon death may be paid in a lump sum, installments, or in the form of a life annuity. Upon termination of employment due to disability, the participant will be entitled to a disability retirement benefit at age 65.
SERP I
SERP I is intended to compensate certain executives participating in the Defined Benefit Plan and the ESOP whose contributions or benefits are limited by Sections 415 and/or 401(a)(17) of the Internal Revenue Code, applicable to tax-qualified
retirement plans (the “Tax Law Limitations”). As of December 31, 2021, Messrs. Cummings, Cama, Spengler, Kalamaras and Burke were participants in the SERP I.
SERP I provides benefits attributable to participation in the Defined Benefit Plan equal to the excess, if any, of the vested accrued benefit to which the participant would be entitled under the Defined Benefit Plan, determined without regard to the Tax Law Limitations, over the vested accrued benefit to which the participant is actually entitled under the Defined Benefit Plan, taking into account the Tax Law Limitations (the “Supplemental Retirement Plan Benefit”).
SERP I also provides benefits attributable to participation in the ESOP equal to the difference between the allocation of shares of Investors Bancorp common stock the participant would have received under the ESOP without regard to the Tax Law Limitations, and the number of shares of stock that are actually allocated as a result of the Tax Law Limitations (the “Supplemental ESOP Benefit”). The Supplemental ESOP Benefit under the plan is denominated in phantom shares of stock such that one phantom share has a value equal to the fair market value of one share of Investors Bancorp common stock. Each participant’s phantom shares are held in a bookkeeping account established on his or her behalf. Each plan year, the dollar amount of appreciation on the phantom shares deemed allocated to each participant’s account will be converted into phantom shares and credited to each participant’s account.
As a long-term compensation plan, the participant’s vested interest in the Supplemental Retirement Plan Benefit and in the Supplemental ESOP Benefit is based on a five-year cliff vesting schedule where participants with less than five years of employment will not be vested in their benefits, and will become 100% vested upon the completion of five years of employment.
In the event of a participant’s separation from service prior to attainment of age 55, the participant’s accrued Supplemental Retirement Plan Benefit will be paid in a single lump sum payment within 30 days of the participant’s separation from service. In the event of separation from service after age 55, the participant’s Supplemental Retirement Plan Benefit will be payable upon the participant’s early retirement date (age 55 with 10 years of service) or normal retirement date (age 65 with five years of service) in either a lump sum or an annuity (single life, single life with 120 months guaranteed, joint and 100% survivor annuity or joint and 50% survivor annuity) as elected by the participant, subject to the requirements of Section 409A of the Internal Revenue Code. In the event of a participant’s separation from service within two years following a change in control (as defined in the Plan), the participant will receive his Supplemental Retirement Plan Benefit in a lump sum within 30 days after his separation from service. The participant’s Supplemental ESOP Benefit will be payable in cash in either a lump sum or annual installments over a period not to exceed five years, as elected by the participant, and will commence within 30 days following the earlier of the participant’s: (i) separation from service, (ii) death or (iii) disability, subject to the requirements of Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, in the event the participant is a “specified employee”, as defined under Section 409A of the Internal Revenue Code, no benefit will be payable under the plan during the first six months following the participant’s separation from service (except in the event of death or disability).
SERP II
SERP II was frozen effective as of the close of business on December 31, 2016. SERP II was originally designed to provide participants with a normal retirement benefit, which is an annual benefit equal to 60% of the participant’s highest average annual base salary and cash incentive (over a consecutive
36-month
period within the participant’s credited service period) reduced by the sum of the benefits provided under the Defined Benefit Plan and the annuitized value of his or her benefits payable from the defined benefit portion of the SERP I (which is referred to above as the Supplemental Retirement Plan Benefit).
The SERP II was amended to freeze future benefit accruals subsequent to the 2016 year of service. As a result, each participant is entitled to receive their vested frozen accrued benefit as of December 31, 2016, upon their qualifying termination event (the “Frozen Accrued Benefit”). In the event that the participant’s Termination Event (as defined below) occurs prior to attaining age 65, the Frozen Accrued Benefit would be subject to further reduction by multiplying the Frozen Accrued Benefit by a percentage equal to: (i) 2% multiplied by (ii) the numerical difference between 65 and the participant’s age on the date of his termination, provided, however, that if: (i) the participant has completed 25 years of employment with Investors Bank as of his date of termination; or (ii) the participant’s termination is due to death or disability, the participant’s Frozen Accrued Benefit would not be reduced pursuant to the foregoing.
Payment of the Frozen Accrued Benefit (as quantified above) would commence upon the earlier of the participant’s: (i) separation from service; (ii) disability; or (iii) death (the “Termination Event”), which would be paid generally in the form of a life annuity with 120 monthly payments guaranteed, unless the participant elected an alternative form of distribution.
At December 31, 2021, Messrs. Cummings, Cama, Kalamaras and Spengler were participants in the SERP II.
Perquisites
The Compensation and Benefits Committee believes that perquisites should be provided on a limited basis, and only to the most senior level of executive officers. As of December 31, 2021, the following perquisites were available for Messrs. Cummings, Cama, Spengler and Kalamaras: (i) club membership; (ii) automobile allowance; (iii) long-term care insurance and (iv) an annual medical examination. For Mr. Burke, available perquisites included an (i) automobile allowance, (ii) an annual medical examination, (iii) health club membership and (iv) long-term care insurance.

Employment Agreements
Investors Bancorp entered into employment agreements with each of Messrs. Cummings, Cama, Spengler, Kalamaras and Burke. The employment agreements for Messrs. Cummings, Cama and Spengler were originally entered into on October 11, 2005, the employment agreement for Mr. Kalamaras was originally entered into on August 18, 2008 and the employment agreement for Mr. Burke was entered into on January 26, 2015.
Each of these agreements has an initial term of three years. Unless notice of non-renewal
is provided, the agreements renew annually. Each executive is entitled to base salary and is eligible to participate in employee benefit plans and arrangements, including incentive compensation and nonqualified compensation plans, generally made available by Investors Bancorp or Investors Bank to its senior executives and key management employees.
Each executive is entitled to a severance payment and benefits in the event of his termination of employment under specified circumstances. In the event the executive’s employment is terminated for reasons other than for just cause, disability or retirement, provided that such termination of employment constitutes a “separation from service” under Internal Revenue Code Section 409A, or in the event the executive resigns during the term of the agreement following: (i) the failure to elect or reelect or to appoint or reappoint the executive to his executive position; (ii) a material change in the executive’s functions, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope; (iii) the liquidation or dissolution of Investors Bancorp or Investors Bank, other than a liquidation or dissolution caused by a reorganization that does not affect the status of the executive; (iv) a change in control of Investors Bancorp (for Mr. Burke in the event of voluntary termination for good cause or involuntary termination for any reason other than cause; or (v) a material breach of the employment agreement by Investors Bancorp or Investors Bank; then the executive would be entitled to a severance payment equal to three times the sum of his base salary and the highest amount of cash incentive compensation awarded to him during the prior three years, payable in a lump sum. In addition, the executive would be entitled to, at Investors Bancorp’s sole expense, the continuation of nontaxable life and medical, dental and disability coverage for 36 months after termination of employment. The executive would also receive a lump sum payment of the excess, if any, of the present value of the benefits he would be entitled to under any defined benefit pension plan maintained by Investors Bank or Investors Bancorp if he had continued working for Investors Bancorp and Investors Bank for 36 months thereafter over the present value of the benefits to which he is actually entitled as of the date of termination. The executives would be entitled to no additional benefits under the employment agreement upon retirement at age 65 (or such later date as determined by the Board) or if terminated for just cause.
Should the executive become disabled, Investors Bancorp would continue to pay the executive his base salary for the longer of the remaining term of the agreement or one year, provided that any amount paid to the executive pursuant to any employer-provided disability insurance would reduce the compensation he would receive. In the event the executive dies while employed by Investors Bancorp, the executive’s estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical and dental benefits for one year after the executive’s death. The employment agreement terminates upon retirement (as defined therein), and the executive would only be entitled to benefits under any retirement plan of Investors Bancorp and other plans to which the executive is a party.

The employment agreements for Messrs. Cummings and Cama also provide for indemnification against any excise taxes which may be owed by the executive for any payments made in connection with a change in control that would constitute “excess parachute payments” under Section 280G of the Internal Revenue Code. The indemnification payment would be the amount necessary to ensure that the amount of such payments and the value of such benefits received by the executive equal the amount of such payments and the value of such benefits the executive would have received in the absence of an excise tax attributable to Sections 280G and 4999 of the Internal Revenue Code, including any federal, state and local taxes on Investors Bancorp’s payment to the executive attributable to such tax. The employment agreements for Messrs. Spengler, Kalamaras and Burke, as amended, provide that the gross benefits under the employment agreements would be reduced to avoid penalties under Section 280G of the Internal Revenue Code if doing so results in a greater after-tax
benefit to the executive.
Upon any termination of the executive’s employment, other than a termination (whether voluntary or involuntary) following a change in control as a result of which Investors Bancorp has paid the executive severance benefits, the executive is prohibited from competing with Investors Bank and/or Investors Bancorp for a period of one year following such termination within 25 miles of any existing branch of Investors Bank or any subsidiary of Investors Bancorp or within 25 miles of any office for which Investors Bank, Investors Bancorp or a bank subsidiary of Investors Bancorp has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination, except as agreed to pursuant to a resolution duly adopted by the Board of Directors. The executive is also subject to confidentiality provisions during and after the term of the employment agreement.
New Arrangements with Investors Executive Officers
In connection with the execution of the Merger Agreement, the Company entered into a non-competition and
a non-solicitation agreement
with Kevin Cummings. Pursuant to
the non-competition and non-solicitation agreement,
Mr. Cummings will receive a $9,500,000 cash payment on or immediately prior to the closing date of the merger with Citizens and for a three (3)-year period following the closing of the merger he will be prohibited from competing with Investors and Investors Bank (including Citizens and Citizens Bank, National Association as successors) within twenty-five (25) miles of any existing branch of Investors Bank, any subsidiary of Investors or within twenty-five (25) miles of any office for which Investors Bank, Investors or a bank subsidiary of Investors has filed an application for regulatory approval to establish an office as of termination. Mr. Cummings will not be permitted to work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of Investors or Investors Bank, any business, division or subsidiary of Investors (including Citizens and Citizens Bank, National Association as their successors). In addition, Mr. Cummings is prohibited from soliciting employees and customers for the three (3)-year period following closing of the merger.
Additionally, the Company has agreed to pay Messrs. Cama, Spengler, Kalamaras and Burke transaction cash bonuses in the amounts of $1,500,000, $500,000, $1,000,000 and $1,000,000, respectively, payable in connection with closing of the merger.

Continued Employment of Messrs. Cama and Spengler By Citizens
Citizens has entered into new employment agreements with Messrs. Cama and Spengler. Each agreement is for a term of two (2) years, commencing on the effective date of the merger and expiring upon the second anniversary of the closing of the merger, and provides an annual base salary of $725,000 for Mr. Cama and $480,000 for Mr. Spengler. For each of the first two (2) performance years following the closing of the merger, each of Messrs. Cama and Spengler will receive a guaranteed bonus in the amounts of $1,075,000 for Mr. Cama and $504,000 for Mr. Spengler, provided that each of Messrs. Cama and Spengler remains continuously employed with Citizens Bank, National Association through the last day of the applicable performance year. In addition, the agreements provide for participation in employee benefit programs, paid time off and reimbursements as are made available to similarly situated employees of Citizens Bank, National Association. Mr. Cama’s agreement includes a payment of $4,500,000, payable as soon as reasonably practicable following the closing (but no later than Citizens Bank, National Association’s first payroll date following the closing), in consideration for non-competition and non-solicitation covenants
which will apply for three (3) years following Mr. Cama’s termination of employment. Mr. Spengler’s agreement includes a $500,000 retention bonus which shall be paid as soon as reasonably practicable following the closing (but no later than Citizen Bank’s first payroll date following the closing). Upon termination without cause (as defined in the employment agreements), each of Messrs. Cama and Spengler will be entitled to a lump sum cash amount equal to twenty-six (26)
weeks of base salary.
Other Matters
Stock Ownership Requirements
The Board of Directors adopted stock ownership guidelines for our NEOs that require the following minimum investment in Investors Bancorp common stock:
A number of shares having a market value equal to 5x annual base salary
A number of shares having a market value equal to 3x annual base salary
Equity Retention Policy
In 2013, the Board of Directors adopted the Equity Retention Policy, which is independent of the stock ownership guidelines described above. This policy applies to all NEOs of Investors Bancorp and all members of the Board of Directors. Under the policy, each NEO is required to retain direct ownership of at least 50% of his or her “covered shares,” net of taxes and transaction costs, until three months following the date of the executive officer’s termination of employment. Each director is required to retain direct ownership of at least 50% of his or her “covered shares,” net of taxes and transaction costs, until termination of service from the Board of Directors. A “covered share” means any share acquired by a NEO or director pursuant to an award granted after July 23, 2013 under any equity compensation plan or other written compensatory arrangement.

Clawback Policy
In accordance with a clawback policy adopted by the Board of Directors, as a condition to receiving incentive compensation, NEOs agree to return bonus and other incentive compensation paid by Investors Bancorp (including cancellation of outstanding equity awards and reimbursement of any gains realized on such awards) if: (i) the payments or awards were based on reported financial statement or financial information or (any performance metrics or criteria that were based on such financial statements or information); (ii) there is an accounting restatement of financial statements due to material noncompliance with financial reporting requirements under the federal securities laws; and (iii) the amount of the bonus or incentive compensation, as calculated under the restated financial results, is less than the amount actually paid or awarded under the original financial results.
Tax Deductibility of Executive Compensation
Under Section 162(m) of the Internal Revenue Code, as amended by the Tax Act, publicly traded companies are subject to limits on the deductibility of executive compensation. Deductible compensation is limited to $1 million per year for each “covered employee,” defined as the public company’s principal executive officer, principal financial officer and three additional highest compensated officers during any taxable year of the company beginning after December 31, 2016. The Tax Act provides “grandfathered” treatment for certain compensation in excess of the $1 million deductibility limitation, including compensation that is “qualified performance-based compensation” within the meaning of Section 162(m) prior to the Tax Act, if payable pursuant to a written binding contract in effect as of November 2, 2017 that is not modified in any material respect thereafter. Our stock option grants and grants of performance-based equity awards made prior to November 2, 2017 are intended to qualify as qualified performance-based compensation that is exempt from the deductibility limitation under Section 162(m).
A number of requirements must be met for particular compensation to qualify for tax deductibility, so there can be no assurance that the incentive compensation awarded will be fully deductible in all circumstances. While the Compensation and Benefits Committee currently does not have a formal policy with respect to the payment of compensation in excess of the deduction limit, the Committee’s historical practice has been to structure compensation programs offered to the NEOs with a view to maximizing the tax deductibility of amounts paid. However, in structuring compensation programs and making compensation decisions, the Compensation and Benefits Committee considers a variety of factors, including Investors Bancorp’s tax position, the materiality of the payment and tax deductions involved and the need for flexibility to address unforeseen circumstances and Investors Bancorp’s incentive and retention requirement for its management personnel. After considering these factors, the Compensation and Benefits Committee may decide to authorize payments, all or part of which would be nondeductible for federal tax purposes.
Ms. Byrnes did not participate in any decisions related to the annual incentive awards issued to the NEOs in 2021 because as a former officer of Investors Bank, she is not an “outside director” as determined under Code Section 162(m).
Compensation Risk Management
The Compensation and Benefits Committee believes that any risks arising from Investors Bancorp’s compensation policies and practices for all of its employees, including the NEOs, are not reasonably likely to have a material adverse effect on Investors Bancorp or Investors Bank. In addition, the Compensation and Benefits Committee believes that the mix and design of the elements of the compensation program will encourage senior management to act in a manner that is focused on long-term valuation of Investors Bancorp and Investors Bank.

The Compensation and Benefits Committee regularly reviews Investors Bancorp’s compensation program to ensure that controls are in place so that employees are not presented with opportunities to take unnecessary and excessive risks that could threaten the value of Investors Bancorp or Investors Bank. With respect to the Executive Officer Annual Incentive Plan, the Compensation and Benefits Committee reviews and approves the company-wide performance objectives that determine the bonus payments to be made thereunder. The performance objectives are selected in consultation with an outside independent consultant. Furthermore, all bonus payments are subject to clawback in accordance with our clawback policy, which ensures that performance awards are linked to the actual performance of Investors Bancorp and Investors Bank and promotes the long-term value creation of Investors Bancorp and Investors Bank. Moreover, we instituted our equity retention policy to more closely align the interests of management and the Board with those of our stockholders.
As noted previously, in furtherance of the Compensation and Benefits Committee’s ongoing oversight of the Company’s Executive Officer Annual Incentive Plan, the Board in 2018 adopted the Executive Incentive Compensation Approval Policy. The purpose of this policy is to provide enhanced oversight, review, assessment and approval processes for this Committee, the Risk Oversight Committee and the Audit Committee in the setting of incentive compensation goals for the CEO, COO, the other NEOs and other designated executive officers of the Company, to ensure that our incentive compensation arrangements appropriately balance risk and financial results in a manner that does not pose undue risk to the Company.
Finally, by having an executive stock ownership requirement and an equity retention policy, our executive management team and employees have a significant ownership interest in Investors Bancorp, which will align their interests with those of the stockholders, and in turn will contribute to long-term stockholder value and decrease the likelihood that they would take excessive risks that could threaten the value of their Investors Bancorp common stock.
Compensation and Benefits Committee Report
Pursuant to rules and regulations of the SEC, this Compensation and Benefits Committee Report shall not be deemed incorporated by reference to any general statement incorporating by reference this Amendment No. 1 to the Annual Report on Form
10-K
into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Investors Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the SEC subject to Regulation 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
The Compensation and Benefits Committee (the Committee) of Investors Bancorp has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation
S-K
with management and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form
10-K.
The Committee has worked with the assistance of management and our compensation consultants to implement a performance driven compensation program.

We operate in a very competitive banking market. To ensure fairness and competitiveness, the Committee collects and analyzes an extensive amount of information about executive compensation values and practices in our marketplace. In our region, obtaining and retaining talented people is a serious challenge. The worldwide financial services industry has a large footprint in the New York and New Jersey area and consequently many opportunities exist for employment. It is important to make Investors Bancorp attractive to this important talent pool.
The Committee believes that our Executive Officer Annual Incentive Plan is competitive and has had a positive effect on employee performance and has properly motivated our employees to contribute to the overall success of Investors Bancorp. Each year a participant is assigned individual goals and a share of the overall corporate goals. Each participant is advised of the cash incentive opportunity for meeting his/her goals. Selection of goals in a way that is intended to align employees’ performance with advancing the overall strategic objectives of Investors Bancorp moves the entire company along its carefully designed strategic path.
The Committee has also utilized equity grants to drive long term performance and to align employees’ financial interests with those of our stockholders. Recent grants have been made with not less than a five- or seven-year vesting requirement, which is much longer than the vesting requirements of our peers and also included performance requirements for the restricted stock awards. Investors Bank also sponsors the ESOP, through which all eligible employees are eligible to receive Investors Bancorp common stock. By ensuring that all employees are stockholders, the Committee believes that the entire workforce has a personal financial stake in the success of Investors Bancorp.
Investors Bancorp has adopted a clawback policy, in order to recapture inappropriate incentive compensation payments, should that ever occur. At the same time, the Committee recognizes the need to discourage the taking of undue risk to achieve short term goals. We have built into our overall compensation philosophy elements that encourage longer term thinking and in particular, the preservation of asset quality. It is the Committee’s belief that our compensation program spends company funds in a way that effectively drives superior employee performance and the success of Investors Bancorp.
Compensation and Benefits Committee of Investors Bancorp, Inc.
Michele N. Siekerka,
 Chair
Robert C. Albanese,
 Member
Dennis M. Bone,
 Member
Doreen R. Byrnes,
 Member
Paul N. Stathoulopoulos,
 Member
Kim Wales
, Member
James H. Ward III,
 Member
Executive Compensation
The following table sets forth for the calendar years ended December 31, 2021, 2020 and 2019 certain information as to the total remuneration earned to NEOs with respect to the applicable year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Increase in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)	Total Without Change in Pension Value ($)
Kevin Cummings, Chairman and Chief Executive Officer	2021 2020 2019	1,075,000 1,075,000 1,075,000	— — —	— — —	— — —	1,881,250 1,716,641 1,373,548	336,000 3,109,000 2,755,000	217,986 182,718 207,804	3,510,236 6,083,359 5,411,352	3,174,236 2,974,359 2,656,352
Domenick A. Cama, President and Chief Operating Officer	2021 2020 2019	725,000 725,000 725,000	— — —	— — —	— — —	1,015,000 926,188 741,077	312,000 1,415,000 1,692,000	185,112 154,916 161,707	2,237,112 3,221,104 3,319,784	1,925,112 1,806,104 1,627,784
Richard S. Spengler, Senior Executive Vice President and Chief Lending Officer	2021 2020 2019	480,000 465,000 465,000	— — —	— — —	— — —	504,000 445,528 317,118	— 756,000 852,000	100,680 90,360 85,282	1,084,680 1,756,888 1,719,400	1,084,680 1,000,888 867,400
Sean Burke, Executive Vice President and Chief Financial Officer	2021 2020 2019	475,000 450,000 450,000	— — —	— — —	— — —	498,750 441,485 412,493	— 6,000 7,000	92,917 75,704 87,511	1,066,667 973,189 957,004	1,066,667 967,189 950,004
Paul Kalamaras, Senior Executive Vice President and Chief Risk Officer	2021 2020 2019	450,000 450,000 450,000	— — —	— — —	— — —	472,500 456,993 412,493	— 548,000 636,000	87,411 94,307 92,059	1,009,911 1,549,300 1,590,552	1,009,911 1,001,300 954,552

(1)
As part of the shareholder litigation settlement in 2019, Mr. Cummings and Mr. Cama surrendered stock awards with a grant date fair value of $11.6 million and $9.3 million, respectively, and stock options with a grant date fair value of $4.2 million and $3.3 million, respectively. Mr. Cummings and Mr. Cama received Replacement Awards of stock awards with a grant date fair value of $10.2 million and $8.2 million, respectively, and stock options with a grant date fair value of $467,357 and $373,885, respectively. These transactions were accounted for as a modification of the original grant and there was no incremental expense to the Company or compensation to the employees as the grant date fair value of the surrendered awards was $5.1 million and $4.0 million higher than the grant date fair value of the Replacement Awards for Mr. Cummings and Mr. Cama, respectively.

(2)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718, of restricted stock and stock option awards granted pursuant to the 2015 Equity Incentive Plan. The annual financial statement expense that we are required to recognize for these grants will be expensed ratably over the vesting period, but SEC rules require that we report the full grant date fair value of restricted stock and stock option awards in the year in which the grants are made even though the value cannot be received by the officers in that year. Other than the Replacement awards noted above, there were no restricted stock or stock option awards grant to the NEOs for the three-year period 2019-2021.

(3)	The amounts were earned pursuant to the Executive Officer Annual Incentive Plan.
(4)
Effective December 31, 2016, the Defined Benefit Plan and SERP II was frozen. The amounts in this column reflect the aggregate change in the actuarial present value of the NEO’s accumulated benefit under all defined benefit and actuarial pension plans (including non-qualified
supplemental plans) from the measurement date in the immediately preceding calendar year to the measurement date in such calendar year, determined using the interest rate and mortality rate assumptions consistent with those used in Investors Bancorp’s financial statements. For 2020 and 2019, the change in the pension value was primarily a result of the decrease in the discount rate assumption due to market conditions. In particular, 61% and 78% of Mr. Cummings’ change in pension value in 2020 and 2019, respectively, was due solely to changes in the discount rate. Earnings under the SERP I attributable to the Supplemental ESOP Benefit are not included in this column because the earnings were not “above-market,” as defined by the SEC.

(5)
The amounts in this column represent all other compensation not reported in prior columns in this table, including perquisites, the aggregate value of which exceeds $10,000, and employer contributions to defined contribution plans. See the “All Other Compensation” and “Perquisites” tables below for a breakdown of these amounts for the year ended December 31, 2021.

All Other Compensation

Name	Calendar or Fiscal Year	Perquisites and Other Personal Benefits ($) (1)	Company Contribution for Medical and Insurance Benefits ($)	Company Contributions to ESOP and 401 (k) Plan and SERP I ($)	Total ($)
Kevin Cummings	2021	23,616	27,663	166,707	217,986
Domenick A. Cama	2021	54,105	29,528	101,479	185,112
Richard S. Spengler	2021	17,236	23,470	59,974	100,680
Sean Burke	2021	9,788	23,672	59,457	92,917
Paul Kalamaras	2021	24,271	4,226	58,914	87,411

(1)	A detailed description of the perquisites included in this column is set forth in the table below.
Perquisites

Name	Calendar or Fiscal Year	Automobile Allowance ($)	Long Term Care ($)	Club Dues ($)	Executive Health Exam/Health Club Dues ($)	Total Perquisites and Other Personal Benefits ($)
Kevin Cummings	2021	9,089	12,329	2,198	—	23,616
Domenick A. Cama	2021	20,588	16,008	17,509	—	54,105
Richard S. Spengler	2021	7,702	2,633	6,902	—	17,236
Sean Burke	2021	9,788	—	—	—	9,788
Paul Kalamaras	2021	10,382	12,262	1,627	—	24,271
CEO Pay Ratio
In accordance with the applicable provisions of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the median annual total compensation of all employees of the Company and the annual total compensation of our Chief Executive Officer.
The Company used the same “median employee” for 2021 as was identified in the 2020 CEO pay ratio calculation, as there has been no change in the Company’s employee population or employee compensation arrangements that the Company believes would significantly impact the pay ratio disclosure.
For 2021, our median annual total compensation for all employees other than our CEO was $75,935. The annual total compensation for our CEO for the same period was $3,510,236. The ratio of our CEO’s compensation to the median employee’s compensation was 46 to 1.
We identified our median employee using our entire workforce as of October 14, 2021 of approximately 1,769 full-time and part-time employees. We used wages from our payroll records as reported to the Internal Revenue Service on Form
W-2
for fiscal year 2021. We determined the compensation for our median employee by calculating total compensation for such employee for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K. With
regard to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table included in this Amendment No. 1 to the Annual Report on Form
10-K

As the SEC rules for identifying the median employee allow companies to apply various methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions, the pay ratio reported by Investors Bancorp may not be comparable to the pay ratio reported by other companies, as other companies may have different geographic profiles, different employee populations and compensation practices and may utilize different methodologies, conclusions, exclusions, estimates and assumptions in calculating their pay ratios.
Grants of Plan-Based Awards in 2021
The following table sets forth certain information as to grants during calendar 2021 of plan-based awards to the NEOs under the Executive Officer Annual Incentive Plan.

		Estimated Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards Number of Shares of Units (#)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Kevin Cummings	2/22/2021	940,625	1,410,938	1,881,250	—	—	—	—
Domenick A. Cama	2/22/2021	507,500	761,250	1,015,000	—	—	—	—
Richard S. Spengler	2/22/2021	252,000	378,000	504,000	—	—	—	—
Sean Burke	2/22/2021	249,375	374,063	498,750	—	—	—	—
Paul Kalamaras	2/22/2021	236,250	354,375	472,500	—	—	—	—

(1)
Amounts shown assume achievement of 50%, 75% and 100% of individual goals at Threshold, Target and Maximum, respectively. The range of estimated possible payouts reflects potential award opportunities under the Executive Officer Annual Incentive Plan.

For the year ended December 31, 2021, there were no
equity grants to any of the NEOs.
For a narrative description of the material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and in the Grants of Plan-Based Awards Table for 2021, please see “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at December 31, 2021
The following table sets forth information with respect to outstanding equity awards as of December 31, 2021 for the NEOs.

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (2) Unexercisable	Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kevin Cummings	7/22/19	393,840	131,280	$12.54	6/23/25	126,588	1,917,808	—	—
Domenick A. Cama	7/22/19	315,072	105,024	$12.54	6/23/25	101,270	1,534,241	—	—
Richard S. Spengler	6/23/15	611,429	101,904	$12.54	6/23/25	57,143	865,716	—	—
	2/27/17	—	—	—	—	12,000	181,800	—	—
Sean Burke	6/23/15	436,197	89,523	$12.54	6/23/25	50,000	757,500	—	—
	2/27/17	—	—	—	—	8,000	121,200	—	—
Paul Kalamaras	6/23/15	611,429	101,904	$12.54	6/23/25	57,143	865,716	—	—
	3/27/17	—	—	—	—	12,000	181,800	—	—

(1)	The awards with a grant date of July 22,2019 represent the Replacement Awards. Refer to the “Settlement of Stockholder Litigation” section in this Amendment No. 1 to the Annual Report on Form 10-K
(2)	Stock option and restricted stock awards generally vest over a seven-year period commencing on the first anniversary of the date granted.
(3)	Stock options generally expire if unexercised 10 years after the grant date.
(4)	Amounts shown are based on the fair market value of Investors Bancorp common stock on December 31, 2021 of $15.15
Option Exercises and Stock Vested in 2021
The following table provides information concerning stock option exercises and the vesting of stock awards for each NEO during 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kevin Cummings	—	—	126,583	1,830,390
Domenick A. Cama	—	—	101,270	1,464,364
Richard S. Spengler	—	—	69,137	986,281
Sean Burke	100,946	370,098	58,000	829,720
Paul Kalamaras	—	—	69,137	1,002,961

Pension Benefits at or for the year ended December 31, 2021
The table below shows the present value of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each such NEO, under our pension plans determined using interest rate and mortality rate assumptions consistent with those used in Investors Bancorp’s financial statements. The Defined Benefit Plan and SERP II were frozen effective as of the close of business on December 31, 2016. For a narrative description of each applicable plan, please see “Compensation Discussion and Analysis” above.

Name	Plan Name	Number of Years Credited Service ($) (1)	Present Value of Accumulated Benefit ($) (2)	Payment During Last Year ($)
Kevin Cummings	Defined Benefit Plan	12.5	852,000	—
	SERP I and SERP II	12.5	23,255,000	—
Domenick A. Cama	Defined Benefit Plan	26.0	1,575,000	—
	SERP I and SERP II	26.0	11,871,000	—
Richard S. Spengler	Defined Benefit Plan	30.0	1,294,000	—
	SERP I and SERP II	30.0	3,679,000	—
Sean Burke	Defined Benefit Plan	0.9	33,000	—
	SERP I and SERP II	—	—	—
Paul Kalamaras	Defined Benefit Plan	7.3	361,000	—
	SERP I and SERP II	7.3	3,907,000	—

(1)
The number of years of credited service represents all years of service, including years following the change in benefit formula for the Defined Benefit Plan on January 1, 2006. For Messrs. Cama and Spengler, credited service years include qualified years served at other financial institutions that participated in the Defined Benefit Plan, formerly known as the Financial Institutions Retirement Fund.

(2)
The figures shown are determined as of the plan’s measurement date of December 31, 2021 for purposes of Investors Bancorp’s audited financial statements. For discount rate and other assumptions used for this purpose, please refer to Note 13 to the audited financial statements included in the Annual Report on Form
10-K
for the year ended December 31, 2021.

Nonqualified Deferred Compensation at or for the year ended December 31, 2021
The following table sets forth information with respect to the Supplemental ESOP portion of SERP I at and for the year ended December 31, 2021 for the NEOs. For a narrative description of SERP I, please see “Compensation Discussion and Analysis” above.

Name	Plan Name	Executive Contributions in Last Year ($)	Registrant Contributions in Last Year ($) (1)	Aggregate Earnings in Last Year ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Year-End ($) (3)
Kevin Cummings	SERP I	—	141,807	816,583	—	2,837,066
Domenick A. Cama	SERP I	—	76,579	414,614	—	1,445,075
Richard S. Spengler	SERP I	—	35,074	155,915	—	549,697
Sean Burke	SERP I	—	34,557	38,495	—	161,614
Paul Kalamaras	SERP I	—	34,014	122,632	—	438,781

(1)
The value of the
non-qualified
Supplemental ESOP contribution made pursuant to SERP I in calendar 2021 is based on the fair market value of Investors Bancorp common stock on December 31, 2021 of $15.15. These contributions are included in the Summary Compensation Table.

(2)
The aggregate earnings for the Supplemental ESOP and Retirement Plan reflect the change in value of phantom shares issued prior to 2021, based on the fair market value of Investors Bancorp common stock on December 31, 2021 of $15.15. This amount is not included in the Summary Compensation Table because the rate of earnings was not “above-market,” as defined by the SEC

(3)
The aggregate balances reported for the Supplemental ESOP Plan are based on the market value of Investors Bancorp common stock on December 31, 2021 of $15.15. For Messrs. Cummings, Cama, Spengler, Kalamaras and Burke, $1,624,778, $839,704, $331,734, $281,018 and $101,709, respectively, of their total aggregate balance was previously reported as compensation to them in our Summary Compensation Tables for previous years.

Potential Payments Upon Termination or Change in Control
As of December 31, 2021, Investors Bancorp had employment agreements with Messrs. Cummings, Cama, Spengler, Kalamaras and Burke. A narrative description of the material terms of the agreements is set forth in “Compensation Discussion and Analysis.” The table below reflects the amount of compensation and benefits payable to each NEO pursuant to his employment agreement in the event of termination of his employment. No payments are required under the employment agreements due to the NEOs’ voluntary termination prior to a change in control. The amount of compensation payable to each NEO upon: (i) retirement; (ii) involuntary termination (other than for cause); (iii) termination following a change of control; and (iv) in the event of disability is shown below. The amounts shown assume that such termination was effective as of December 31, 2021, and thus includes amounts earned through such time and are estimates of the amounts that would be paid to the NEO upon termination. The amounts shown relating to unvested stock options and restricted stock awards are based on the fair market value of Investors Bancorp common stock on December 31, 2021 of $15.15 per share. Messrs. Cummings and Cama are entitled to tax indemnification payments for any excess parachute payments under Section 280G of the Internal Revenue Code. With respect to the change in control benefits payable to Messrs. Spengler, Kalamaras and Burke, the amounts shown in the table below do not take into account any reductions that may be required in order to comply with the Internal Revenue Code Section 280G cut back or net best benefit provision in each of their employment agreements. The actual amounts to be paid out can only be determined at the time of such executive’s date of termination with Investors Bancorp. The following table does not include (i) accrued dividends for unvested stock awards granted under the 2015 Equity Incentive Plan or (ii) amounts payable upon termination of employment under SERP I and SERP II that are vested and have been accrued by Investors Bancorp as of December 31, 2021 because the present value of the accumulated vested benefits under each of those plans as of December 31, 2021 is set forth in the tables above.

	Mr. Cummings	Mr. Cama	Mr. Spengler	Mr. Kalamaras	Mr. Burke
Retirement
Retiree Health/Life Insurance	—	—	—	—	—
Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	—	—	—	—	—
Disability
Salary Continuation (1)	2,959,182	1,909,182	1,174,182	1,084,182	1,159,182
Stock Option Vesting	342,641	274,113	265,969	265,969	233,655
Restricted Stock Vesting	1,917,808	1,534,241	1,047,516	1,047,516	878,700
Other benefits (2)	24,920	27,382	10,435	24,842	22,977
Death
Salary Continuation (3)	1,075,000	725,000	480,000	450,000	475,000
Stock Option Vesting	342,641	274,113	265,969	265,969	233,655
Restricted Stock Vesting	1,917,808	1,534,241	1,047,516	1,047,516	878,700
Other benefits (2)	35,196	35,196	16,013	35,196	43,729
Discharge without Cause or Resignation with Good Reason (no Change in Control)
Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	—	—	—	—	—
Salary and Cash Incentive (4)(5)	12,929,465	7,505,440	3,030,300	3,192,747	2,921,251
Other benefits (2)	139,049	139,049	115,938	139,049	169,344
Discharge without Cause or Resignation with Good Reason (Change in Control-related)
Stock Option Vesting	342,641	274,113	265,969	265,969	233,655
Restricted Stock Vesting	1,917,808	1,534,241	1,047,516	1,047,516	878,700
Salary and Cash Incentive (4)(5)	12,929,465	7,505,440	3,030,300	3,192,747	2,921,251
Other benefits (2)	139,049	139,049	115,938	139,049	169,344
Tax Indemnification Payment (6)	—	—	—	—	—

(1)
Upon disability, the NEO is entitled to base salary for the longer of the remaining term of his employment agreement or one year. Such benefit is reduced by the amount paid under our disability plan or policy, which is not reflected in this table.

(2)
Other benefits include the estimated cost of providing, at the Company’s sole expense, substantially identical life insurance and nontaxable medical, dental and disability insurance coverage for each named executive officer for three (3) years pursuant to each named executive officer’s employment agreement. The amounts are estimated using the Company’s current cost of such benefits and an assumed 10% annual increase in the cost of benefits. The estimated amounts also assume that the benefits will be provided in-kind.
If the Company cannot provide substantially identical benefits, the amount would be a cash lump sum payment reasonably estimated to be equal to the value of such benefits.

(3)	This amount is payable according to normal payroll practices for one year following the NEO’s date of death.
(4)	This amount is paid in a lump sum following the NEO’s date of termination.
(5)
As Messrs. Cummings, Cama and Kalamaras each has, or would have, attained the normal retirement age under SERP II at, or within three years following, his date of termination, the amount for Messrs. Cummings, Cama and Kalamaras includes $3,254,465, $1,850,440 and $425,246, respectively, which represents the actuarial present value of the benefits that would have accrued under SERP II for three additional years of service following the date of termination.

(6)	This amount is generally payable in a lump sum to the NEO following the date of termination, but it may be timely paid directly to the applicable taxing authorities on behalf of the NEO.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
Persons and groups who beneficially own in excess of five percent of Investors Bancorp’s common stock are required to file certain reports with the Securities and Exchange Commission (“SEC”) regarding such beneficial ownership. The following table sets forth, as of March 22, 2022, certain information as to the shares of Investors Bancorp common stock owned by persons who beneficially own more than five percent of Investors Bancorp’s issued and outstanding shares of common stock. We know of no persons, except as listed below, who beneficially owned more than five percent of the outstanding shares of Investors Bancorp common stock as of March 22, 2022. For purposes of the following table and the table included under the heading “Directors and Executive Officers,” and in accordance with Rule
13d-3
under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of any shares of common stock (i) over which he or she has, or shares, directly or indirectly, voting or investment power, or (ii) as to which he or she has the right to acquire beneficial ownership at any time within 60 days after March 22, 2022.
Principal Stockholders

Name and Address of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding (1)
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	35,513,721	(2)	14.25%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	24,613,281	(3)	9.88%
Fuller & Thaler Asset Management, Inc. 411 Borel Avenue, Suite 300 San Mateo, CA 94402	15,840,753	(4)	6.36%
Investors Bank Employee Stock Ownership Plan Trust Trustee: TI-Trust, Inc. 2900 North 23rd Street Quincy, IL 62305	15,346,001	(5)	6.16%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	11,717,989	(6)	4.70%

(1)	Based on 249,038,728 shares of Investors Bancorp common stock outstanding as of March 22, 2022.
(2)	Based on a Schedule 13G filed with the SEC on March 11, 2022 by BlackRock, Inc.

(3)	Based on a Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group.
(4)	Based on a Schedule 13G/A filed with the SEC on February 8, 2022 by Fuller & Thaler Asset Management, Inc.
(5)	Based on a Schedule 13G/A filed with the SEC on February 22, 2022 by Investors Bank Employee Stock Ownership Plan Trust.
(6)	Based on a Schedule 13G/A filed with the SEC on February 8, 2022 by Dimensional Fund Advisors LP.
Directors and Executive Officers
The following table sets forth information about shares of Investors Bancorp common stock owned by each director, each Named Executive Officer identified in the Summary Compensation Table included elsewhere in this Amendment No. 1 to the Annual Report on Form
10-K,
and all directors and executive officers as a group, as of March 22, 2022.

Name	Position(s) held with Investors Bancorp Inc. and/or Investors Bank	Shares Owned Directly and Indirectly (1)	Options Exercisable within 60 days	Beneficial Ownership	Percent of Class (2)	Unvested Stock Awards Included in Beneficial Ownership
DIRECTORS
Robert C. Albanese	Director	107,419	—	107,419	*	—
Domenick A. Cama	Director, President and Chief Operating Officer	1,332,287	420,096	1,752,383	*	101,270
James J. Garibaldi	Director	66,980	—	66,980	*	—
James H. Ward III	Director	436,400	—	436,400	*	—
Dennis M. Bone	Lead Independent Director	155,674	—	155,674	*	—
Doreen R. Byrnes	Director	116,694	—	116,694	*	—
William V. Cosgrove	Director	147,880	—	147,880	*	—
Kevin Cummings	Chairman and Chief Executive Officer	1,731,793	525,120	2,256,913	*	126,588
John E. Harmon, Sr.	Director	1,100	—	1,100	*	—
Michele N. Siekerka	Director	172,699	—	172,699	*	—
Paul N. Stathoulopoulos	Director	215,430	—	215,430	*	—
Kim Wales	Director	—	—	—	*	—
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Richard S. Spengler	Senior Executive Vice President and Chief Lending Officer	632,958	713,333	1,346,291	*	57,143
Sean Burke	Executive Vice President and Chief Financial Officer	176,109	525,720	701,829	*	50,000
Paul Kalamaras	Senior Executive Vice President and Chief Risk Officer	367,953	713,333	1,081,286	*	69,143
All directors and executive officers as a group (15 persons) (2)		5,661,376	2,897,602	8,558,978	3.44%	404,144

*	Less than 1%
(1)	Unless otherwise indicated, each person effectively exercises sole, or shared with spouse, voting and/or dispositive power as to the shares reported.
(2)	Based on 249,038,728 shares of Investors Bancorp common stock outstanding as of March 22, 2022.
(3)
Includes 185,372 shares of common stock allocated to the accounts of executive officers under the Investors Bank Employee Stock Ownership Plan (“ESOP”) and excludes the remaining 15,160,629 shares of common stock of which 10,347,370 are unallocated and held for the future benefit of all employee participants. Under the terms of the ESOP, shares of common stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP Trustee in the same proportion as the vote obtained from participants on allocated shares. Includes 52,924 shares of common stock held through the Investors Bank 401(k) Plan (the “401(k) Plan”).

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Pursuant to our Nominating and Corporate Governance Guidelines (the “Corporate Governance Guidelines”), the Board of Directors conducts an annual review of director independence. As a result of the review performed in January 2022, the Board of Directors determined, based upon the recommendation of the Nominating and Corporate Governance Committee, that 9 of the then 12 members of the Board of Directors, and each member of the Compensation and Benefits, Nominating and Corporate Governance and Audit Committees were independent, as affirmatively determined by the Board of Directors consistent with the Nasdaq corporate governance listing rules.
In connection with this review, the Board of Directors considers all relevant facts and circumstances relating to relationships that each director, his or her immediate family members and their respective related interests has with Investors Bancorp and its subsidiaries.
Following this review, the Board of Directors determined that Messrs. Albanese, Bone, Cosgrove, Harmon, Stathoulopoulos, Ward and Mses. Byrnes, Siekerka and Wales, are independent as defined in the Nasdaq corporate governance listing rules. The Board of Directors determined that Messrs. Cummings and Cama are not independent as they are Investors Bank employees. Mr. Garibaldi is not independent due to commercial real estate brokerage services provided by his company to Investors Bank, the subsidiary of Investors Bancorp, in 2018.
Transactions with Certain Related Persons
Federal laws and regulations generally require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Regulations also permit executive officers and directors to receive the same terms through programs that are widely available to other employees, as long as the executive officer or director is not given preferential treatment compared to the other participating employees. Pursuant to such a program, loans have been extended in the ordinary course of business to executive officers on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, with the exception of waiving certain fees. These loans do not involve more than the normal risk of collectability or present other unfavorable features.
Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. However, the prohibitions of Section 402 do not apply to loans made by a depository institution, such as Investors Bank, that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. The Audit Committee and the Board review related party transactions, the disclosure of which is required under SEC rules.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Investors Bancorp’s independent registered public accounting firm for the year ended December 31, 2021 was KPMG LLP, Short Hills, NJ, Auditor Firm ID:185. The Audit Committee has
re-appointed
KPMG LLP to continue as the independent registered public accounting firm for Investors Bancorp for the year ending December 31, 2022.

Audit Fees.
 The aggregate fees billed to Investors Bancorp for professional services rendered by KPMG LLP for the audit of the Investors Bancorp’s annual financial statements, review of the financial statements included in the Investors Bancorp’s Quarterly Reports on Form
10-Q
and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings and engagements were $1,650,000 and $1,575,000 during the years ended December 31, 2021 and 2020, respectively.
Audit Related Fees.
 The aggregate fees billed to Investors Bancorp for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, were $50,000 and $0 during the years ended December 31, 2021 and 2020, respectively. These services included acquisition related expenses.
Tax Fees.
 The aggregate fees billed to Investors Bancorp for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning were $233,894 and $273,329 during the years ended December 31, 2021 and 2020, respectively.
All Other Fees.
 The aggregate fees billed to Investors Bancorp for compliance reviews were $50,000 and $50,000 during the years ended December 31, 2021 and 2020, respectively.
The Audit Committee has considered whether the provision of
non-audit
services is compatible with maintaining the independence of KPMG LLP. The Audit Committee concluded that performing such services does not affect the independence of KPMG LLP in performing its function as Investors Bancorp’s independent registered public accounting firm.
The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve
audit and audit-related services between meetings of the Audit Committee, provided the Chair reports any such approvals to the full Audit Committee at its next meeting. The full Audit Committee pre-approves
all other services to be performed by the independent registered public accounting firm and the related fees.
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP INC.

Date: April 5, 2022	By:	/s/ Kevin Cummings
Kevin Cummings
Chairman and Chief Executive Officer